Form 10-Q
period 1996-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 1996-08-14
CIK 1013556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
- ---          OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1996

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- ---          OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11871


                      COMMODORE APPLIED TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                          11-3312952
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


        150 EAST 58TH STREET                                        10155
         NEW YORK, NEW YORK                                       (Zip Code)
(Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 308-5800


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
   -----     -----


    The number of shares of common stock outstanding at August 12, 1996 was 20,750,000.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION .......................................    3


Item 1.      Financial Statements (Unaudited)


             Condensed Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995 .......................    3


             Condensed Consolidated Statement of Operations -
               Three months ended June 30, 1996 and 1995
               Six months ended June 30, 1996 and 1995
               Cumulative Amount Since Inception January 1, 1994..........    5


             Condensed Consolidated Statement of Cash Flows -
               Six months ended June 30, 1996 and June 30, 1995
               Cumulative Amount Since Inception January 1, 1994..........    6


             Notes to Condensed Consolidated Financial Statements.........    7


Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................    8


PART II.     OTHER INFORMATION ...........................................   10


SIGNATURES ...............................................................   11

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS



              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               (000'S OMITTED)
                                          JUNE 30,       DECEMBER 31,
                                            1996             1995
                                         ----------       -----------
ASSETS                                   (UNAUDITED)      (UNAUDITED)
Cash                                       $    76          $     4
Subscription receivable                     30,617                0
Prepaid registration costs                     237
Accounts receivable                             14                0
                                           -------          -------
             TOTAL CURRENT ASSETS           30,944                4

Property and equipment (net of
  accumulated depreciation)                    925              900
Other assets                                   223              187
                                           -------          -------
          TOTAL ASSETS                     $32,092          $ 1,091
                                           =======          =======

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                            (000'S OMITTED)
                                                     JUNE 30,          DECEMBER 31,
                                                       1996               1995
                                                    -----------        ------------
                                                    (UNAUDITED)         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities            $    519           $    279
  Due to Commodore Environmental Services                6,065              8,925
  Due to related parties                                   429                429
                                                      --------           --------
             TOTAL CURRENT LIABILITIES                   7,013              9,633

Line of credit                                           2,000                  0
Minority interest in preferred stock                        19                  0


Stockholders' Equity (Deficit):
  Preferred stock, (Commodore Labs), series
    "B", $1 par value 10% noncumulative
    600,000 shares authorized; 19,372 shares
    issued and outstanding                                                     19
  Common stock, (Commodore Labs), par value
    $.01 per share, 1,000,000 authorized;
    147,012 shares issued and outstanding                                       1
  Preferred stock, $.001 par value 5,000,000
    shares authorized, and no shares issued
  Common stock, $.001 par value, 50,000,000
    shares authorized; 20,750,000 issued and
    outstanding                                             21
  Additional paid in capital                            33,607                 10
  Retained earnings (deficit)                          (10,568)            (8,572)
                                                      --------           --------
             TOTAL STOCKHOLDERS' EQUITY
                       (DEFICIT)                        23,060             (8,542)
                                                      --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                       (DEFICIT)                      $ 32,092           $  1,091
                                                      ========           ========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       CUMULATIVE
                                                  (000'S OMITTED)                        AMOUNT
                                     THREE MONTHS                SIX MONTHS              SINCE
                                    ENDED JUNE 30,             ENDED JUNE 30,          INCEPTION
                                  1996          1995          1996         1995        JAN 1,1994
                                --------      --------      --------     --------      ----------
REVENUES
 Income from soil
   remediation                  $     14      $             $     14      $             $     14
                                --------      --------      --------      --------      --------
EXPENSES
 Research and development            586           397           954           794         3,150
 Write off of in process
   technology                                                                              2,424
 General and administrative          326           356           691           715         3,832
                                --------      --------      --------      --------      --------

OPERATING (LOSS)                    (898)         (753)       (1,631)       (1,509)       (9,392)
 Other income (expense)
  Interest income                      2                           4                          16
  Interest expense                  (177)          (73)         (369)         (132)       (1,192)
                                --------      --------      --------      --------      --------

     NET LOSS                   $ (1,073)     $   (828)     $ (1,996)     $ (1,641)     $(10,568)
                                ========      ========      ========      ========      ========


NET (LOSS) PER SHARE
 (Based on weighted
  average shares of
  15,165,000 and
  15,082,000 in 1996
  and 15,000,000 and
  15,000,000 in 1995)           $   (.07)     $   (.06)     $   (.13)     $   (.11)

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   (000'S OMITTED)           CUMULATIVE
                                                   SIX MONTHS ENDED           AMOUNTS
                                                        JUNE 30,               SINCE
                                                ------------------------     INCEPTION
                                                  1996           1995        JAN 1,1994
                                                ---------      ---------     ----------
OPERATING ACTIVITIES
  Net (loss)                                    $ (1,996)      $ (1,641)      $(10,568)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
      Depreciation and amortization                   43             22            111
      Provision for bad debt                                                       100
      Write off of in process technology                                         2,424
  Increase in receivables                            (14)                          (28)
  Increase in prepaid registration costs            (237)                         (237)
  Increase (decrease) in accounts payable
    and accrued liabilities                          240           (141)           413
                                                --------       --------       --------

    NET CASH USED IN OPERATING ACTIVITIES         (1,964)        (1,760)        (7,785)
                                                --------       --------       --------

INVESTING ACTIVITIES
  Purchase of equipment                              (68)          (132)          (999)
  Increase in other assets                           (36)           (54)          (215)
                                                --------       --------       --------

             NET CASH USED IN INVESTING
                       ACTIVITIES                   (104)          (186)        (1,214)
                                                --------       --------       --------

FINANCING ACTIVITIES

  Increase in line of credit                       2,000                         2,000
  Borrowings from principal shareholder              140          2,007          7,025
                                                --------       --------       --------

         NET CASH PROVIDED FROM FINANCING
                       ACTIVITIES                  2,140          2,007          9,025
                                                --------       --------       --------

INCREASE IN CASH                                      72             61             26

  Cash at beginning of period                          4              0             50
                                                --------       --------       --------

CASH AT END OF PERIOD                           $     76       $     61       $     76
                                                ========       ========       ========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1996

Note A - Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Registration Statement #333-4396 dated June 28, 1996.

Note B - Subscription receivable

    On June 28, 1996, the Company successfully completed an initial public offering of 5,750,000 shares of common stock (including the underwriter's over-allotment) and 5,750,000 redeemable common stock purchase warrants from which it received net proceeds, after giving effect to the underwriting discount and non-accountable expenses, of approximately $31,217,000. The offering proceeds were received by the Company in July 1996. In addition, the Company incurred approximately $600,000 in transaction costs in connection with the offering, which reduced the gross proceeds.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION

General

     Commodore Applied Technologies, Inc. (the "Company") is a development stage company that has not generated material revenues or any profits to date. The Company has developed a patented non- thermal, portable and scalable process known as AGENT 313 (TM) for treating and decontaminating soils and other materials and surfaces containing polychlorinated biphenyls, pesticides, dioxins and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. It has been proven that AGENT 313 can also neutralize chemical warfare agents.

Results from Operations

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1995

     Gross revenues for the three months ended and six months ended June 30, 1996 were $14,000 as compared to no revenues for the three months and six months ended June 30, 1995. The Company commenced a feasibility study for a customer late in the second quarter of 1996, which accounted for 100% of the revenues.

     For the three months ended June 30, 1996, the Company incurred $586,000 of research and development costs as compared to research and development costs of $397,000 for the three months ended June 30, 1995. For the six month period ended June 30, 1996, the Company incurred $954,000 of research and development expenses as compared to $794,000 for the six month period ended June 30, 1995. The 48% increase for the quarter in research and development costs is due to additional projects and the furthering of existing work in the development of technologies in the destruction of hazardous materials.

    General and administrative expenses for the three months ended June 30, 1996 were $326,000 as compared to $356,000 for the three months ended June 30, 1995, an 8% decrease, and general and administrative expenses for the six month period ended June 30, 1996 were $691,000, as compared to $715,000 for the six month period ended June 30, 1995, a 3% decrease. These amounts are comparable.

    Interest expense was $177,000 for the second quarter of 1996 as compared to $73,000 for the second quarter of 1995, an increase of $104,000 and interest expense was $367,000 for the six month period ended June 30, 1996 as compared to $132,000 for the six month period ended June 30, 1995, an increase of $235,000. The increases are due to increased borrowings from the principal stockholder to finance the research activities of the Company. In addition, the Company obtained a line of credit from a lending institution which was drawn down throughout the second quarter of 1996.

    The Company had a net loss of $1,073,000 for the three month period ended June 30, 1996 as compared to a net loss of $828,000 for the three month period ended June 30, 1995. The Company had a net loss of $1,996,000 for the six month period ended June 30, 1996 as compared to a net loss of $1,641,000 for the six month period ended June 30, 1995. The fluctuation in results have been described above.


Liquidity and Capital Resources


    The Company has financed its operations to date principally from borrowings and investments from its stockholders. For the six months ended June 30, 1996, the Company purchased $68,000 and incurred patent filing and maintenance costs of $36,000. At June 30, 1996, the Company had fully drawn down on its line of credit of $2,000,000 provided by a commercial bank in April 1996. In addition, the Company owed its principal shareholder $5,925,426 and an additional $140,000 in interest charges for the quarter.

    On June 28, 1996, the Company successfully completed an initial public offering of its equity securities from which it received net proceeds of approximately $30,617,000. The net proceeds from the offering after giving effect to the underwriting discount and non-accountable expenses was approximately $31,217,000. In addition, the Company incurred approximately $600,000 in transaction costs which reduce the net proceeds. The Company has allocated approximately $12,000,000 of net proceeds for the funding of proposed collaborative joint ventures. In addition, $2,000,000 of net proceeds has been allocated for the leasing of a facility for testing, additional research and development, equipment demonstration and assembly, and executive and administrative offices, The Company anticipates continuing its research and development activities of its various technologies through the remainder of 1996.

    In July 1996, the Company repaid the outstanding line of credit of $2,000,000 provided by the commercial bank. In addition, the Company repaid a $5,925,426 promissory note to its principal shareholder and the $140,000 in interest charges related to that debt. The Company also set aside $1,000,000 cash collateral which is required to support a loan made by a commercial bank to the Company's principal stockholder in December 1993. For the six months ended June 30, 1996, the Company has incurred a loss of $1,996,000. At June 30, 1996, the Company has working capital of $23,931,000.

    In August 1996, The Company (through one of its wholly owned subsidiaries) signed a joint venture agreement with a subsidiary of Teledyne Inc. to form a Limited Liability Company ("LLC") a mutually owned joint venture formed to pursue chemical demilitarization on a worldwide basis. Pursuant to this agreement, the Company is required to fund the LLC $2,000,000 over the next six months.

                           PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

                      None.

ITEM 2.               CHANGES IN SECURITIES

                      Not applicable.


ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

                      Not applicable.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not applicable.

ITEM 5.               OTHER EVENTS

                      Not applicable.


ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)      Exhibits - none

                      (b)      Reports on Form 8-K - none

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 12, 1996             COMMODORE APPLIED TECHNOLOGIES, INC.
                                  (Registrant)



                                  By /s/ Andrew P. Oddi
                                    -------------------------------------
                                    Andrew P. Oddi - Vice President of
                                    Finance, Chief Financial Officer and
                                    Secretary
                                    (as both a duly authorized officer of
                                    the registrant and the principal
                                    financial officer or chief accounting
                                    officer of the registrant)