Form 10-Q
period 1996-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 1996-11-18
CIK 1013556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1996
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   /X/        NO / /



    The number of shares of common stock outstanding at November 12, 1996 was 21,650,000.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q


                                      INDEX


                                                                      PAGE



PART I.      FINANCIAL INFORMATION ......................................   3


Item 1.      Financial Statements (Unaudited)


             Condensed Consolidated Balance Sheets -
               September 30, 1996 and December 31, 1995..................   3


             Condensed Consolidated Statement of Operations
                      Three months ended September 30, 1996 and 1995
                      Nine months ended September 30, 1996 and 1995
                      Cumulative Amount Since Inception January 1, 1994..   5


             Condensed Consolidated Statement of Cash Flows -
                      Nine months ended September 30, 1996 and
                      September 30, 1995
                      Cumulative Amount Since Inception January 1, 1994..   6


             Notes to Condensed Consolidated Financial Statements........   7


Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................   8


PART II.              OTHER INFORMATION .................................  11


SIGNATURES ..............................................................  12

                   PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS



              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS



                                              (000'S OMITTED)
                                         SEPTEMBER 30,  DECEMBER 31,
                                            1996           1995
                                         -------------  -------------
ASSETS                                   (UNAUDITED)    (UNAUDITED)

Cash                                       $ 1,609        $     4
Temporary investments                       17,789
Accounts receivable                             40
Prepaid assets                                  64              0
                                           -------        -------
         TOTAL CURRENT ASSETS               19,502              4

Property and equipment (net of
  accumulated depreciation)                    992            900
Other investments                            1,000
Restricted cash                              1,000
Other assets                                   179            187
                                           -------        -------
          TOTAL ASSETS                     $22,673        $ 1,091
                                           =======        =======


            See notes to condensed consolidated financial statements.

       COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                      (000'S OMITTED)
                                                SEPTEMBER 30,   DECEMBER 31,
                                                     1996          1995
                                                   --------       -------
                                                  (UNAUDITED)   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities         $    595       $   279
  Due to Commodore Environmental Services                           8,925
  Due to related parties                                185           429
                                                   --------       -------
             TOTAL CURRENT LIABILITIES                  780         9,633

Minority interest in preferred stock                     19             0


Stockholders' Equity (Deficit):
  Preferred stock, (Commodore Labs), series
    "B", $1 par value 10% noncumulative
    600,000 shares authorized; 19,372 shares
    issued and outstanding                                              19
  Common stock, (Commodore Labs), par value
    $.01 per share, 1,000,000 authorized;
    147,012 shares issued and outstanding                                1
  Preferred stock, $.001 par value 5,000,000
    shares authorized, and no shares issued
  Common stock, $.001 par value, 50,000,000
    shares authorized; 20,750,000 issued and
    outstanding                                          21
  Additional paid in capital                         33,558             10
  Retained earnings (deficit)                       (11,705)        (8,572)
                                                   --------        -------
             TOTAL STOCKHOLDERS' EQUITY
                       (DEFICIT)                     21,874         (8,542)
                                                   --------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                       (DEFICIT)                   $ 22,673        $ 1,091
                                                   ========        =======


    See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           (000'S OMITTED)                              CUMULATIVE
                                           THREE MONTHS                      NINE MONTHS                  AMOUNT
                                          ENDED SEPT 30,                     ENDED SEPT 30,                SINCE
                                      ---------------------             ----------------------           INCEPTION
                                      1996             1995             1996              1995           JAN 1,1994
                                      ----             ----             ----              ----           ----------
REVENUES
 Income from soil
   remediation                       $    21           $               $    35           $                 $     35
                                     -------           -----           -------           -------           --------

EXPENSES
 Cost of remediation                      64                                64                                   64
 Research and development                650             504             1,604             1,298              3,800
 Write off of in process
   technology                                                                                                 2,424
 General and administrative              655             347             1,346             1,062              4,487
                                     -------           -----           -------           -------           --------

OPERATING (LOSS)                      (1,348)           (851)           (2,979)           (2,360)           (10,740)
 Other income (expense)
  Interest income                        225                               229                                  241
  Interest expense                       (14)            (69)             (383)             (201)            (1,206)
                                     -------           -----           -------           -------           --------

     NET LOSS                        $(1,137)          $(920)          $(3,133)          $(2,561)          $(11,705)
                                     =======           =====           =======           =======           ========


NET (LOSS) PER SHARE
 (Based on weighted
  average shares of
  20,750,000 and
  16,971,000 in 1996
  and 15,000,000 in
  1995)                              $  (.05)          $(.06)          $  (.18)          $  (.17)


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            (000'S OMITTED)             CUMULATIVE
                                                                           NINE MONTHS ENDED              AMOUNTS
                                                                              SEPTEMBER 30,                SINCE
                                                                     ---------------------------         INCEPTION
                                                                       1996               1995           JAN 1,1994
                                                                     --------           --------         ----------
OPERATING ACTIVITIES
  Net (loss)                                                         $ (3,133)          $ (2,561)          $(11,705)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
      Depreciation and amortization                                        92                 31                160
      Provision for bad debt                                                                                     98
      Write off of in process technology                                                                      2,424
  Increase in receivables                                                 (40)                                  (53)
  Increase in prepaid expenses                                            (64)                                  (64)
  (Increase) decrease in other assets                                       8                                  (171)
  Increase (decrease) in accounts payable
    and accrued liabilities                                               316                 53                488
                                                                     --------           --------           --------

    NET CASH USED IN OPERATING ACTIVITIES                              (2,821)            (2,477)            (8,823)
                                                                     --------           --------           --------

INVESTING ACTIVITIES
  Increase in temporary investments                                   (17,789)                              (17,789)
  Purchase of equipment                                                  (184)              (140)            (1,115)
  Increase in restricted cash                                          (1,000)                               (1,000)
  Increase in other investments                                        (1,000)               (97)            (1,000)
                                                                     --------           --------           --------

   NET CASH USED IN INVESTING ACTIVITIES                              (19,973)              (237)           (20,904)
                                                                     --------           --------           --------

FINANCING ACTIVITIES

  Proceeds from sale of common stock                                   30,568                                30,568
  Increase in line of credit                                            2,000                                 2,000
  Borrowings from principal shareholder                                                    2,718              6,887
  Payment of line of credit                                            (2,000)                               (2,000)
  Decrease in due to related parties                                     (244)                                 (244)
  Payments to principal shareholder                                    (5,925)                               (5,925)
                                                                     --------           --------           --------

         NET CASH PROVIDED FROM FINANCING ACTIVITIES
                                                                       24,399              2,718             31,286
                                                                     --------           --------           --------

INCREASE IN CASH                                                        1,605                  4              1,559

  Cash at beginning of period                                               4                  0                 50
                                                                     --------           --------           --------

CASH AT END OF PERIOD                                                $  1,609           $      4           $  1,609
                                                                     ========           ========           ========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996

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

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Registration Statement #333-4396 dated June 28, 1996. The Company was incorporated on March 28, 1996, and on March 29, 1996, Commodore Environmental Services, Inc. contributed 90.05% of the common stock of Commodore Laboratories, Inc., and 100% of each of the common stock of Commodore Government Environmental Technologies, Inc., Commodore Remediation Technologies, Inc., Commodore Technologies, Inc. and Sandpiper Properties, Inc. to the Company. At the close of the offering, the remaining 9.95% of Commodore Laboratories, Inc. was contributed by Commodore Environmental Services, Inc. The condensed consolidated financial statements for the nine month period ended September 30, 1995 and for December 31, 1995 include the accounts of Commodore Laboratories, Inc., the predecessor company and are therefore not comparable to the condensed consolidated financial statements of the Company for subsequent periods.

Note B - Initial Public Offering

    On June 28, 1996, the Company successfully completed an initial public offering of 5,750,000 shares of common stock (including the underwriter's over-allotment) and 5,750,000 redeemable common stock purchase warrants from which it received net proceeds, after giving effect to the underwriting discount and non-accountable expenses, of approximately $31,217,000. The offering proceeds were received by the Company in July 1996. In addition, the Company incurred approximately $649,000 in transaction costs in connection with the offering.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION

General

     Commodore Applied Technologies, Inc. (the "Company") is a development stage company that has not generated material revenues or any profits to date. The Company has developed a patented non-thermal, portable and scalable process known as AGENT 313 (TM) for treating and decontaminating soils and other materials and surfaces containing polychlorinated biphenyls, pesticides, dioxins and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. It has been proven that AGENT 313 can also neutralize chemical warfare agents.


Results from Operations


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995


     Gross revenues for the three months ended and nine months ended September 30, 1996 were $21,000 and $35,000, respectively, as compared to no revenues for the three months and nine months ended September 30, 1995. The Company commenced a feasibility study for a customer late in the second quarter of 1996, which accounted for 100% of the revenues. Costs associated with these revenues amounted to $64,000.

     For the three months ended September 30, 1996, the Company incurred $650,000 of research and development costs as compared to research and development costs of $504,000 for the three months ended September 30, 1995. For the nine month period ended September 30, 1996, the Company incurred $1,604,000 of research and development expenses as compared to $1,298,000 for the nine month period ended September 30, 1995. The 24% increase for the quarter in research and development costs is due to additional projects and the furthering of existing work in the development of technologies in the destruction of hazardous materials.

    General and administrative expenses for the three months ended September 30, 1996 were $655,000 as compared to $347,000 for the three months ended September 30, 1995, an 89% increase, and general and administrative expenses for the nine month period ended September 30, 1996 were $1,346,000, as compared to $1,062,000 for the nine month period ended September 30, 1995, a 27% increase. The increases are due to the hiring of additional personnel, increased professional fees and increased travel and related expenses.

    Interest expense was $14,000 for the third quarter of 1996 as compared to $69,000 for the third quarter of 1995, a decrease of $55,000 and interest expense was $383,000 for the nine month period ended September 30, 1996 as compared to $201,000 for the nine month period ended September 30, 1995, an increase of $182,000. The increase for the nine month period is due to increased borrowings from the principal stockholder to finance the research activities of the Company. In addition, the Company obtained a line of credit from a lending institution which was drawn down throughout the second quarter of 1996. This line of credit and all advances from the principal stockholder were repaid in July 1996 and therefore, the Company has minimal interest expense for the third quarter of 1996.

    The Company has temporary investments in commercial paper, federal agencies, cash funds and money market accounts. In the third quarter of 1996, these investments generated approximately $225,000 in interest income.

    The Company had a net loss of $1,137,000 for the three month period ended September 30, 1996 as compared to a net loss of $920,000 for the three month period ended September 30, 1995. The Company had a net loss of $3,133,000 for the nine month period ended September 30, 1996 as compared to a net loss of $2,561,000 for the nine month period ended September 30, 1995. The fluctuation in results have been described above.

Liquidity and Capital Resources


    The Company has financed its operations principally from borrowings and investments from its stockholders through the second quarter of 1996. On June 28, 1996, the Company successfully completed an initial public offering of its equity securities from which it received net proceeds of approximately $30,568,000. Proceeds from the offering after giving effect to the underwriting discount and non-accountable expenses was approximately $31,217,000. In addition, the Company incurred approximately $649,000 in transaction costs. The Company has allocated approximately $12,000,000 of net proceeds for the funding of proposed collaborative joint ventures. In addition, $2,000,000 of net proceeds has been allocated for the leasing of a facility for testing, additional research and development, equipment demonstration and assembly, and executive and administrative offices, The Company anticipates continuing its research and development activities of its various technologies through the remainder of 1996.

    In July 1996, the Company repaid the outstanding line of credit of $2,000,000 provided by the commercial bank. In addition, the Company repaid a $5,925,426 promissory note to its principal shareholder. The Company also set aside $1,000,000 cash collateral which is required to support a loan made by a commercial bank to the Company's principal stockholder in December 1993. For the nine months ended September 30, 1996, the Company has incurred a loss of $3,133,000. At September 30, 1996, the Company has working capital of $18,722,000.

    In August 1996, The Company (through one of its wholly owned subsidiaries) signed a joint venture agreement with a subsidiary of Teledyne Inc. to form a Limited Liability Company ("LLC") a mutually owned joint venture formed to pursue chemical demilitarization on a worldwide basis. Pursuant to this agreement, the Company has funded the LLC $1,000,000 in the third quarter and is required to fund an additional $1,000,000 to the LLC over the next six months. The LLC had no operations to report through September 30, 1996

    On October 1, 1996, the Company acquired Advanced Sciences, Inc. ("ASI"), a privately-owned environmental engineering and consulting services company based in Albuquerque, New Mexico in exchange for 900,000 shares of the Company's Common Stock. ASI specializes in the identification, investigation, remediation and management of hazardous and mixed waste sites for industry and government.

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


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits - none

                 (b)      Reports on Form 8-K -

                          A report on Form 8-K was filed by the Company on October 1, 1996 in connection with the acquisition of Advanced Sciences, Inc. and A.S. Environmental, Inc.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 18, 1996           COMMODORE APPLIED TECHNOLOGIES, INC.
                                  (Registrant)


                                     /s/ William E. Ingram
                                  By ---------------------------------------
                                     William E. Ingram - Chief Financial
                                       Officer
                                     (as both a duly authorized officer of
                                      the registrant and the principal
                                      financial officer or chief accounting
                                      officer of the registrant)