Form 10-K405
period 1996-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 1997-04-15
CIK 1013556

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO
                                                  ----    ----
                         COMMISSION FILE NUMBER 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      11-3312952
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

    6867 ELM STREET, SUITE 210, MCLEAN, VIRGINIA              22101
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 748-0200

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                              TITLE OF EACH CLASS
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                          REDEEMABLE CLASS A WARRANTS

       SECURITIES REGISTERED TO PURSUANT SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 14, 1997, 21,650,000 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

         Non-affiliates of the registrant owned shares of Common Stock as of March 14, 1997 with an aggregate market value of approximately $43,225,000 (based upon the March 14, 1997 closing sales price of the Common Stock as reported by the American Stock Exchange).

                          --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS



                                                          PART I
                                                                                                               Page
                                                                                                               ----
Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 2.    Properties.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .  21


                                                   PART II

Item 5.    Market and Registrant's Common Equity and Related
           Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 6.    Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  . . . . . . .  27


                                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.  . . . . . . . . . . . . . . . . . . . . . . . .  28

Item 11.   Executive Compensation.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

Item 13.   Certain Relationships and Related Transactions.  . . . . . . . . . . . . . . . . . . . . . . . . . .  39


                                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
            Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Commodore Applied Technologies, Inc. (the "Company"), through its four principal subsidiaries, is primarily engaged in the development of a variety of environmental technologies for the destruction of hazardous materials and the separation and recovery of metals, organics and other chemical compounds.

         o COMMODORE ADVANCED SCIENCES, INC. ("CAS"), a wholly owned subsidiary of the Company, uses a patented non-thermal, portable and scalable process known as SET(TM) for treating and decontaminating soils and other materials and surfaces containing PCBs, pesticides, dioxins and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. Based on the results of laboratory testing, SET(TM) also appears capable of neutralizing substantially all known chemical weapons materials and warfare agents.

         o ADVANCED SCIENCES, INC. ("ADVANCED SCIENCES"), a wholly owned subsidiary of CAS, provides a full range of environmental, technical and remediation services, including identification, investigation, remediation and management of hazardous and mixed waste sites, to government agencies, including the U.S. Department of Defense and Energy, and to private companies located in the United States and abroad.

         o COMMODORE SEPARATION TECHNOLOGIES, INC. ("SEPARATION"), an 87% owned subsidiary of the Company, has developed a separation technology and recovery system known as SLM(TM) for the purpose of separating a variety of metals, chemical compounds, nuclear by-products and other contaminants from liquid and gaseous feedstreams.

         o COMMODORE CFC TECHNOLOGIES, INC. ("REFRIGERANT"), a wholly owned subsidiary of the Company, is applying certain environmental technologies to the destruction, separation and recycling of CFCs and other ozone-depleting substances.

         The Company believes that its chemical processes and technologies offer a safe, efficient and cost-effective alternative to traditional methods for the separation, destruction and disposal of toxic substances and other compounds, which can be utilized in a wide variety of industrial, military and other applications. The Company is currently in the process of introducing these processes and technologies on a commercial scale. In July 1996, the Company successfully completed an initial public offering of its equity securities from which it received net proceeds of approximately $30.5 million. In April 1997, Separation successfully completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11.7 million.

         The Company was incorporated in the State of Delaware in March 1996. The principal executive offices of the Company are located at 6867 Elm Street, Suite 210, McLean, Virginia 22101, and its telephone number is (703) 748-0200.

RECENT DEVELOPMENTS

         ACQUISITION OF ADVANCED SCIENCES, INC.

         Effective October 1, 1996, the Company completed the acquisition of all of the outstanding shares of capital stock of Advanced Sciences. Advanced Sciences, together with its subsidiaries, provides a full range of environmental and technical services, including identification, investigation, remediation and management of hazardous and mixed waste sites, to government agencies, including the U.S. Department of Defense and Energy, and to private companies located in the United States and abroad. In consideration for all of the outstanding shares of capital stock of Advanced Sciences, the former shareholders of Advanced Sciences received an aggregate of 450,000 shares of Company Common Stock.

         ACQUISITION OF A.S. ENVIRONMENTAL, INC.

         Effective October 1, 1996, the Company also completed the acquisition of all of the outstanding shares of capital stock of A.S. Environmental, Inc., a Delaware corporation ("ASE"). ASE, a newly formed entity with no history of operations, had an option to purchase all of the outstanding capital stock of Advanced Sciences and was acquired by the Company for the purpose of enabling the Company to effect its acquisition of Advanced Sciences. The former shareholders of ASE received, in consideration for all of the outstanding shares of capital stock of ASE, an aggregate of 450,000 shares of Company Common Stock.

         TRANSFER OF CERTAIN OPERATING ASSETS TO CAS

         Effective as of December 1, 1996, the Company transferred certain of its operating assets related to its SET(TM) technology to CAS, subject to certain liabilities related to such assets, in exchange for 100 shares of common stock, par value $.01 per share, of CAS, representing all of the issued and outstanding shares of capital stock of CAS. Pursuant to the Agreement of Transfer, dated as of December 1, 1996, by and between the Company and CAS (the "Agreement of Transfer"), CAS agreed to assume all of the net assets of the Company relating to its SET(TM) technology at December 1, 1996, which assets had an aggregate value of approximately $4.0 million at such date, and all known or unknown contingent or unliquidated liabilities of and claims against the Company and its subsidiaries to the extent they relate to or arise out of the transferred assets. The transferred assets included, without limitation,
(i) all of the licenses and permits of the Company; (ii) all of the business and goodwill of the Company; (iii) all of the machinery, equipment, furniture, fixtures, vehicles and other personal property and all of the materials and supplies owned by the Company; (iv) all of the outstanding capital stock of Commodore Laboratories, Inc., Commodore Remediation Technologies, Inc., Commodore Governmental Environmental Technologies, Inc., Commodore Technologies, Inc., Advanced Sciences, ASE and Sandpiper Properties, Inc.; (v) all intellectual property owned or held by the Company; (vi) all real property or rights to use real property owned or held by the Company; (vii) all contracts and contract rights held by the Company; and (viii) all books, records and other data held by the Company. The Company retained, among other things, (a) all temporary cash investments of the Company at December 1, 1996, aggregating approximately $14.1 million, and (b) the principal executive offices and related assets of the Company located in McLean, Virginia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions."

         ACQUISITION OF COMMODORE SEPARATION TECHNOLOGIES, INC. AND COMMODORE CFC TECHNOLOGIES, INC.

         Effective as of December 2, 1996, the Company acquired (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of Refrigerant from Commodore Environmental Services, Inc. ("Environmental"), the owner of 69.3% of the outstanding Common Stock of the Company, as part of a corporate restructuring of Environmental to consolidate all of its current environmental technology businesses with the Company. In addition, Environmental assigned to the Company outstanding Separation notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to Separation, which the Company has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and Refrigerant to the Company, the Company paid Environmental $3.0 million in cash and, subject to compliance with any applicable stockholder approval or notice requirements, will issue to Environmental a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Company Common Stock at an exercise price of $15.00 per share, valued at $2.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions."

BUSINESS OPERATIONS

         COMMODORE ADVANCED SCIENCES, INC.

         The Company, through CAS, has developed and intends to commercialize its patented process known as SET(TM). Based on the results of its extensive testing, the Company believes that SET(TM) is capable of effectively treating and decontaminating soils and other materials, including sludges, sediments, oils and other hydrocarbon liquids, metals, clothing and porous and non-porous structures and surfaces, by destroying PCBs, pesticides, dioxins, chlorinated substances and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. The Company also believes that, based on the results of additional tests, SET(TM) appears to be capable of neutralizing substantially all known chemical weapons materials and warfare agents and of concentrating certain radioactive wastes for more effective disposal. Tests of SET(TM) have been conducted since 1989 and have been financed to date principally from borrowings and investments from the Company's stockholders, including Environmental. SET(TM) is based upon solvated electron chemistry, in which solvents such as anhydrous liquid ammonia are mixed with various base metals to produce a solvated electron solution.

         SET(TM)

         The SET(TM) technology mixes anhydrous liquid ammonia and/or other similar solvents with reactive metals and contaminated elements to effect the selective destruction or neutralization of organic compounds (such as PCBs, pesticides and dioxins). The Company has demonstrated that SET(TM) can achieve consistently high levels of contaminant destruction when working with PCBs, dioxins and pesticides. SET(TM) has treated soils containing up to 10,000 parts-per-million (ppm) of contaminants, and oils containing up to 250,000 ppm, leaving residual soils and oils with contamination levels of less than one ppm. In addition, SET(TM) has been successfully applied to other PCB-contaminated surfaces such as concrete. The SET(TM) process can be used in conjunction with selected post treatment processes such that no hazardous or toxic residues will result from the use of SET(TM), nor will there be any toxic emissions into the air, water, soils or other surfaces. By example, most contaminated soils treated with SET(TM) can (subject, in some instances, to reblending the soil with organic matter) be used subsequently for planting or for any other use for which non-contaminated soils are appropriate.

         Equipment utilized in the SET(TM) process consists of tanks, pumps and piping to handle anhydrous ammonia and other solvents in liquid and vapor forms, and reactor vessels for holding contaminated materials and for the introduction of solvating solutions. The system can be transported to field sites and configured in numerous sizes.

         The SET(TM) process requires placing the contaminated materials into a reactor where they are mixed with a solvent and charged with a base metal. The chemical reaction produces metal salts such as calcium chloride, calcium hydroxide, and non-halogenated inert organics. The ammonia within the reactor is then removed to a discharge tank for later reuse. The materials are removed, sampled for residual traces of PCB or other halogenated organic compounds, and placed in storage for disposal. In many cases, the decontaminated soil and metals can be replaced in their original location, recycled or reused. The solvents do not enter the chemical reaction, but merely serve as the solute for the solvated electron solution.

         EPA Nationwide Permit and Testing Results

         In order to treat PCBs within the United States on all non-Superfund sites, the treating entity must obtain a permit from the United States Environmental Protection Agency ("EPA"). Most EPA permits granted to date for PCB destruction are solely for single-site incineration treatment centers. In August 1995, SET(TM) was demonstrated to the EPA in order to obtain a Nationwide Permit for PCB Disposal (the "Nationwide Permit"). In March 1996, the EPA issued the Nationwide Permit to the Company, which the Company then transferred to CAS effective December 1, 1996. See "Recent Developments" - Transfer of Operating Assets of CAS." The Nationwide Permit allows CAS to use SET(TM) on-site to treat PCB-contaminated soil at any location in the United States. In addition to soil treatment, the Nationwide Permit allows CAS to treat PCB-contaminated metallic surfaces. The Nationwide Permit only covers the destruction of PCBs in soils and on metallic surfaces.

         Based on currently published lists of EPA national operating permits, the Company believes that CAS possesses the only non-thermal PCB treatment technology for multiple applications permitted under the EPA's Alternate Destruction Technology Program. EPA regulations governing permitting have been in effect for more than 15 years, and according to the latest EPA published list of non-thermal destructive processes, only seven companies have met EPA's stringent requirements for commercial operation. Of these, only CAS is permitted to remediate PCB-contaminated soils and metallic surfaces. The EPA's Alternative Destruction Technology Program is designed to encourage remediation technologies as an alternative to incineration.

         The Nationwide Permit became effective on March 15, 1996, expires on March 15, 2001, and may be renewed subject to providing any requested additional information to the EPA at the time of renewal. The Nationwide Permit imposes certain continuing obligations on CAS, including notification of all job sites, periodic reporting to the EPA as to activities at the job sites, prior notification to and approval by the EPA with respect to any single-site centralized remediation facility that CAS may seek to establish, and certain restrictions on the disposal of by-products from the use of SET(TM). The Nationwide Permit further specifies that CAS must continue to comply with all otherwise applicable federal, state and local laws regarding the handling and disposition of hazardous substances.

         In more than 1,000 tests using SET(TM), various high levels of PCB contamination were reduced to levels approaching non-detectable, with the destruction process occurring in a matter of minutes. The following table is a summary of the results of those tests.


                                           PCB LEVEL
                          ------------------------------------------
SOIL TYPE/MATERIAL        BEFORE TREATMENT           AFTER TREATMENT
------------------        ----------------           ---------------
                              High PCBs
                              ---------
 Clay                          290 ppm              less than one ppm
 Organic                       660 ppm              less than one ppm
 Sandy                       6,200 ppm              less than one ppm
 Oil                       250,000 ppm              less than one ppm

                              Low PCBs
                              --------
 Clay                          29 ppm               less than one ppm
 Organic                       83 ppm               less than one ppm
 Sandy                        130 ppm               less than one ppm

         These tests were conducted on limited quantities of contaminated material, and there can be no assurance that SET(TM) will be able to replicate any of these test results on a large-scale commercial basis or on any specific project.

         In September 1995 and December 1995, Geomet, an independent surety laboratory licensed by the U.S. government, conducted two series of laboratory tests on SET's ability to neutralize chemical weapons materials and warfare agents. Such tests, conducted on a small scale, demonstrated destruction efficiencies of more than 99.99999% on nerve agents and chemical mustards. Such tests are not necessarily indicative of results that would be obtained from testing on a larger scale. CAS is continuing to test SET(TM) on chemical weapons by-products, as well as on larger quantities of these chemical weapons materials.

         Competitive and Operational Aspects of SET(TM)

         Substantially all existing systems in use for the destruction of PCBs and other halogenated compounds involve incineration or other thermal approaches, and either the permanent installation of highly complex and expensive incinerators and waste disposal equipment at the affected site, or the removal of contaminated materials to off-site facilities. The Company believes that SET(TM) represents an approach to resolving serious environmental remediation issues that does not create or entail the safety risks of air pollution and transportation of hazardous materials. The Company believes that SET(TM) is more effective than incineration and other destruction methods for toxic substances in that:

         o SET(TM) does not emit toxic fumes into the atmosphere, as is sometimes the case with thermal or incineration methods;

         o SET(TM) is portable and can be moved directly to the contaminated site, thereby reducing the risk of off-site contamination;

         o SET(TM) equipment can be customized and configured to address various treatment applications;

         o SET(TM) has been shown to neutralize or destroy all chemical weapons material and warfare agents in the United States stockpile, and Lewisite (the primary chemical weapons material and warfare agent of the former Soviet Union), in tests conducted by an independent, federally certified surety laboratory;

         o SET's reaction time is substantially less than that of alternative processes, such as thermal destruction and other forms of chemical treatment;

         o SET(TM) equipment can be installed and operated inside industrial plant facilities to treat hazardous wastes on line as a continuation of the manufacturing process; and

         o SET(TM), when used to treat soils, yields nitrogen-enriched soils that can be reused on-site, avoiding replacement and the post-treatment costs of off-site disposal.

         The Company believes that SET(TM) is the only technology currently available which possesses all of these features and is capable of treating a wide variety of contaminants.

         Joint Ventures

         Teledyne Environmental Joint Venture. On August 6, 1996, Commodore Government Environmental Technologies, Inc. ("Commodore Government"), a wholly owned subsidiary of the Company, entered into a joint venture agreement with Teledyne Environmental, Inc. ("Teledyne Environmental") as the exclusive means by which each party (and their affiliates) will pursue the chemical weapons destruction and demilitarization market on a worldwide basis. Commodore Government and Teledyne Environmental each own one-half of the venture. Teledyne Environmental is a major provider of contract services to the Department of Defense and to the Department of Energy. The purpose of the joint venture, known as "Teledyne-Commodore, LLC," a Delaware limited liability company, encompasses all phases of chemical weapons demilitarization including design, engineering, field work, chemical weapon, ordinance and residue (heel) neutralization and demilitarization, disposal and reclamation through the use, application and commercialization of the SET(TM) process.

         Each of Commodore Government and Teledyne Environmental owns 50% of the equity, profit and losses of the joint venture company, and have each budgeted initial capital contributions of approximately $2.0 million. Under the terms of the joint venture, Commodore Government's role concentrates on engineering and site operations relating to the SET(TM) process and related equipment. Teledyne Environmental is primarily responsible for site development, facilities engineering, facilities construction and maintenance, utility connections, materials recovery, transportation, waste management and transport and site decommissioning. In addition, each of the parties will jointly coordinate the engineering, construction, installation and decommissioning of the SET(TM) process controls and monitoring instrumentation.

         CAS has licensed SET(TM) and corresponding know-how to the joint venture. In exchange, CAS received ownership of one-half of the joint venture which will benefit from Teledyne's extensive experience in government contracting, particularly with the United States Military and the Department of Energy, its extensive experience in engineering and design, and its worldwide contacts. CAS also licensed the SET(TM) process and corresponding know-how to Teledyne Brown Engineering, Inc. ("TBE"), a subsidiary of Teledyne, Inc. for use in TBE's existing United States Department of Army Small Burials Contract (the "Small Burials Contract"). TBE's Small Burials Contract is an existing contract covering demilitarization of non-stockpile caches of chemical munitions at up to 25 sites to be designated by the United States Army with a contract value of up to $250 million. Under the terms of such license, CAS receives a royalty equal to 8% of TBE's net sales revenues derived from the Small Burials Contract.

         Proposed New Bedford Harbor Project. The New Bedford, Massachusetts harbor and waterfront area contains some of the highest concentration of PCBs in the nation and in 1982, this 18,000-acre site was placed on the EPA's Superfund national priorities list. The contaminated sediments and sludges from this site were to be disposed of by incineration. However, public and political opposition related to the risks associated with incineration has caused the EPA to halt these plans.

         In March 1996, the Company and TriRex Consulting Company, an environmental project management company ("TriRex"), submitted a proposal for a competing feasibility study under which SET(TM) would represent the enabling stand-alone technology for the destruction of PCBs at the site, with TriRex providing monitoring services. The Company and its possible working partner have not, as yet, been awarded a follow-up contract with respect to the New Bedford Harbor Project.

         Proposed Sverdrup Joint Venture. The Company and Sverdrup Corporation ("Sverdrup") have entered into a non-binding memorandum of understanding to establish one or more joint ventures or related arrangements to utilize SET(TM) as the enabling technology for the decontamination of PCBs and other toxic substances on a variety of Superfund sites. The Company has conducted extensive discussions with Sverdrup whereby SET(TM) would be marketed through Sverdrup primarily to governmental agencies such as the EPA (for clean-up of Superfund and other sites) and branches of the United States armed forces. The Company and Sverdrup have also jointly responded to a request for proposal ("RFP") from the Department of the Navy in respect of an alternative method of decontaminating various naval installations in the United States.

         Sharp & Associates. The Company has entered into a non-binding memorandum of understanding with Sharp & Associates, Inc., a Columbus, Ohio-based consulting and remediation company ("Sharp"), to explore the applicability of SET(TM) to the remediation of dioxin-contaminated soils. The memorandum of understanding contemplates that the Company and Sharp will jointly approach owners of dioxin-contaminated sites with proposals to demonstrate the applicability of SET(TM) to the remediation of soils at such sites. The Company believes that a successful demonstration could result in additional opportunities for the use of SET(TM).

         ADVANCED SCIENCES, INC.

         Advanced Sciences is a national environmental consulting firm that provides specialized technical and project management products and services primarily to government-sector clients, including the U.S. Department of Energy ("DOE") and Department of Defense ("DOD"), and also to private-sector domestic and foreign industrial clients. Advanced Sciences offers its clients almost 20 years' experience in all aspects of environmental regulation and compliance, as well as access to leading technologies and innovative skills related to the identification, investigation, remediation and management of hazardous, mixed and radiological waste sites. Advanced Sciences currently operates a network of eight offices located in six states, with its principal executive offices located in Albuquerque, New Mexico.

         The Company's strategy in acquiring Advanced Sciences is to incorporate its process technology into the products and services offered to Advanced Sciences's customers, with a view to increasing the quality and scope of services offered and providing the Company with an existing customer base for its technology.

         Services

         Advanced Sciences' analytic and scientific abilities enable it to become involved in environmental issues and problems at their outset. Initially, Advanced Sciences provides its clients with a broad outline of the types of environmental problems, health risks and liabilities associated with a particular activity. Advanced Sciences also conducts environmental audits and assessments, underground storage tank site investigations, remedial investigations/feasibility studies, environmental impact assessments, and statements and studies to identify any potential environmental hazards.

         Having already established a competitive market position in the consulting and front-end analysis phase, Advanced Sciences has been able to follow market demand into remediation services. After an environmental problem is identified, Advanced Sciences offers alternative remediation approaches which may involve providing on-site waste containment or management of on-site/off-site remediation and waste removal. Advanced Sciences can also redesign its clients' ongoing production processes and develop engineering plans and technical specifications to minimize or eliminate the generation of hazardous waste. The Company believes that Advanced Sciences' integration of engineering and environmental skills, plus its access to innovative technologies, provide Advanced Sciences with a competitive advantage in redesigning production processes.

         New technologies play a critical role in both the remediation of existing waste sites and in the reduction of waste generated by ongoing production processes. Advanced Sciences has access to key technologies that can help minimize waste, reduce costs and improve the quality of a finished product. Advanced Sciences has also retained what it believes are among the most qualified professionals in the environmental consulting business. Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the DOE and DOD, and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission. To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

         Significant Contracts

         Advanced Sciences has contracts in place that extend beyond the year 2000 with remaining funded and unfunded ceilings of over $130,000,000. Certain of the contracts Advanced Sciences has been awarded within the last 18 months include: (i) a $15,000,000, five-year environmental restoration/waste management contract for Lockheed-Martin at its facilities in Oak Ridge, Tennessee; (ii) a $52,000,000, five-year technical and management support contract for the DOE facility located in Carlsbad, New Mexico; and (iii) a $10,000,000, five-year environmental remediation contract for Westinghouse Savannah River Corp. Advanced Sciences' contract base is national in scope (from Washington, D.C. to Richland, Washington), and encompasses a wide variety of services, clients and industries.

         COMMODORE SEPARATION TECHNOLOGIES, INC.

         The Company, through Separation, has developed and intends to commercialize a separation technology and recovery system, known as SLM(TM). Based on the results of more than 100 laboratory and other tests to date, the Company believes that SLM(TM) can separate and recover chromium, cadmium, silver, mercury, platinum, lead, zinc, nickel, trichlorethylene, polychlorinated biphenyls, methylene chloride, amino acids, antibiotics, radionuclides, and other organic and inorganic targeted substances from liquid or gaseous feedstreams. SLM(TM) utilizes a process whereby a contaminated liquid or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to disposal.

SLM(TM) is distinguishable from other existing forms of membrane filtration technology in that it:

         o       requires low initial capital costs and low operating costs;

         o has the capability of treating a wide variety of elements and compounds in a wide variety of industrial settings at great speed and with a high degree of effectiveness, in a wide range of contaminant concentrations, volume requirements and other variables;

         o is environmentally safe, in most instances producing no sludges or other harmful by-products which would require additional post-treatment prior to disposal;

         o can selectively extract target substances, while extracting substantially fewer unwanted substances;

         o can typically operate on-site and in less space than competing technologies;

         o can extract metals, organic chemicals and other elements and compounds in degrees of concentration and purity which permit their reuse; and

         o has the capability, in a single process application, of selectively extracting multiple elements or compounds from a mixed process stream.

                 In August 1996, Separation completed an on-site demonstration of SLM(TM) for the decontamination of chromium-contaminated groundwater at the Port of Baltimore, Maryland. During this demonstration, a SLM(TM) unit, in a single feedstream pass-through, reduced the contamination level of chromium from over 630 parts per million (ppm) to less than one ppm. The results of this test were verified by Artesian Laboratories, Inc., an independent testing laboratory. Separation has since completed additional on-site demonstrations of SLM(TM) at the Port of Baltimore with similar results. Due to the success of such demonstrations, in February 1997 the State of Maryland informed Separation that it will recommend including the SLM(TM) process as an eligible technology in the bid specifications to remediate the groundwater at the Port of Baltimore. Based on management studies and discussions with metals industry executives, the Company believes that SLM(TM) represents a significant technological advancement in the area of environmental remediation as the only technology capable of on-site chromium removal and recovery that enables effluent discharge without additional treatment.

                 In September 1996, Separation installed a commercial scale prototype SLM(TM) unit at a Columbus, Ohio metal plating company. DLZ Laboratories, Inc., an independent testing laboratory, verified that the SLM(TM) unit processed the initial batch of process effluent stream and reduced nickel and zinc contamination from 900 ppm to 2 ppm in one hour. Separation continued to operate this SLM(TM) unit for three months to process nickel and zinc effluent streams containing concentrations of 200 to 400 ppm, and the unit has consistently reduced the contaminant levels to 1 to 5 ppm. The decontaminated process effluent stream is being recycled into the plating line rinse tanks, saving the plating company its normal consumption of make-up water at a rate of five gallons per minute.

                 In January 1997, Separation entered into a license agreement with Lockheed Martin Energy Research Corporation ("Lockheed Martin"), manager of the Oak Ridge National Laboratory, a DOE national laboratory ("Oak Ridge"). Under the terms of the agreement, Separation received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution which can be reused in various scientific applications or disposed of by government-approved techniques including long-term storage. The Company believes that this technology can be used to remediate nuclear waste tanks stored at the U.S. Department of Energy's atomic energy plants in Rocky Flats, Colorado, Idaho Falls, Idaho, Paducah, Kentucky, Weldon Springs, Missouri, Frenchman Flat, Nevada, Los Alamos, New Mexico, Aiken, South Carolina, Oak Ridge, Tennessee, Pantex, Texas and Hanford, Washington, and intends to pursue such opportunities through Separation. According to DOE sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

                 The Company intends to pursue collaborative joint working and marketing arrangements with, or acquisitions of or investments in, companies that have a presence in target markets and those that focus on obtaining environmental remediation projects, including clean-up of harbors, groundwater and nuclear waste sites. Advanced Sciences will help market SLM(TM) to the DOE and DOD. Separation has entered into memorandums of understanding for proposed working arrangements with TBE and Sverdrup, and is bidding on certain projects.

         SLM(TM)

                 Although SLM(TM) uses the same basic principles as other membrane separation technologies, the Company believes that SLM(TM) represents a significant advance in membrane separation technology in the treatment of solubilized feedstreams. SLM(TM) acts by separating and extracting the targeted material(s) from the feedstream, rather than trapping the target material as the entire feedstream passes through the filter mechanism. As a result, for the first time, a single process is capable of treating a wide variety of elements and compounds in a wide variety of industrial settings, and doing so at great speed and with a high degree of effectiveness regardless of particle size, volume requirements and other variables. The Company also believes that SLM(TM) is the first membrane separation technology which is capable, in a single process application, of selectively extracting multiple elements or compounds from a mixed process stream. The SLM(TM) membrane modules can also be configured in various sizes and numbers and for varying capacities, and operate on the manufacturing site at ambient temperatures and pressures.

                 SLM(TM) involves injecting a contaminated liquid or gaseous feedstream into the Separation-designed fibrous membrane unit or module. This module is previously loaded with a series of proprietary chemicals whose composition will vary depending on the types of compounds in the feedstream. As the feedstream enters the membrane unit, the metal or other substance to be extracted reacts with the proprietary chemical solution in the fibrous membrane, and the metallic or other ions are extracted through the membrane into a strip solution which is concentrated and gathered in a separate storage container. The balance of the feedstream is either recycled or simply discharged as normal effluent. In some instances, additional treatment may be required prior to disposal, or disposal may need to be made in a regulated manner. The Company believes that SLM(TM) can be utilized for the separation and recovery of chromium, cadmium, silver, mercury, platinum, lead, zinc, nickel, trichlorethylene, polychlorinated biphenyls, methylene chloride, amino acids, antibiotics, radionuclides, and other organic and inorganic substances.

                 The typical SLM(TM) module is cylindrical in shape and can be situated on a surface or in an area the size of a desktop. The module casing is typically constructed of plastic and contains the microporous fiber membrane through which the target element or compound is separated from the contaminated feedstream. At one end of the module, there is attached a set of pumps and tubing that feeds the contaminated feedstock from its point of origin (such as a metal plating tank or bath) into the module. Additional pumps and tubing are attached to feed and recycle the strip solution which concentrates the contaminant that is being deposited continuously by Separation's proprietary chemicals resident in the membrane, and discharge tubing or piping is attached at the other end of the module, to carry away the separated concentrated metal solution or other compound, and the wastewater and other non-reusable by-product. Separation plans to produce a range of modules that will precisely conform to the customer's requirements for volume and capacity, and thus accommodate the available space in the customer's facility. Separation also formulates the active chemical compound for the process in each customer application, and performs the initial installation of the equipment at the customer site. The customer will operate the equipment and, using computer data links, Separation will monitor the equipment and process while in operation.

         Laboratory and Other Test Results

                 In more than 100 laboratory and other tests to date, SLM(TM) has demonstrated the ability to successfully separate a variety of metals and other substances from liquid and gaseous process streams. In each instance, the process stream was reduced to levels approaching federal guidelines under the Federal Clean Water Act for the disposal of the reacted process stream as normal wastewater effluent, and the recovered materials were of sufficient quantity and purity as to economically permit the reuse thereof in most commercial applications. Test results included the following:

                                                                                                            APPLICABLE
 MATERIAL                       BEFORE TREATMENT        AFTER TREATMENT                                 FEDERAL GUIDELINE
 --------                       ----------------        ---------------                                 -----------------
 Metals:

      Zinc                      1,000 ppm               Less than 2 ppm (after 30 minutes)            Less than 2 ppm

      Nickel                    3,200 ppm               Less than 1.6 ppm (after 30 minutes)          Less than 2 ppm

      Chromium (hexavalent)     630 ppm                 0.03 ppm (field test)                         0.05 ppm

      Aluminum                  195 ppm                 100 ppm (after 15 minutes)                    30 ppm

      Silver                    177 ppm                 1 ppm                                         Less than 2 ppm

 Organics:

      Phenol                    10,000 ppm              Less than 10 ppm                              Less than 30 ppm

      Nitrophenol               10,000 ppm              Less than 10 ppm                              Less than 30 ppm

 Biochemicals:

      Phenylalanine             5,000 ppm               Less than 10 ppm                              Less than 30 ppm

 Radionuclides:

      Cesium                    10 ppm                  Less than 5 parts per billion (ppb)           Less than 10 ppb

      Rhenium                   5 ppm                   Less than 5 ppb                               Less than 10 ppb

 Anions:

      Nitrates                  62,000 ppm              Less than 100 ppm                             Less than 10 ppm

                 All of these tests were performed on limited quantities of process streams, and there can be no assurance that the same or similar results would or could be obtained on a large-scale commercial basis or on any specific project. Other than with respect to Separation's tests involving the separation and recovery of zinc, nickel and chromium, no other tests conducted by Separation have been independently verified.

         Commercialization and Marketing Strategy

                 During the initial commercialization phase, Separation expects to lease its equipment to customers, with the lease payments being due and payable after installation and successful start-up of the equipment. When replacement modules are required, Separation expects to supply these modules at a reasonable mark-up over their cost. As new patents are filed and issued, Separation may, for certain applications, determine to make a direct sale of the equipment with additional long-term royalty payment provisions. Separation also expects to obtain revenues through servicing the SLM(TM) equipment, including periodic replacement of the membrane component. In addition to leasing and selling its equipment, Separation intends to charge its customers based on a percentage of the customer's actual cost savings derived from reduced disposal costs and recovered reusable materials. In applications in which reusable materials are not recovered, Separation's ongoing charges may be based on the volume of materials processed. Although Separation plans to focus its initial marketing efforts on domestic businesses, Separation will also be prepared to pursue international opportunities, which may arise from successful presentations to multinational corporations or from overseas referrals by domestic entities.

                 In specific industries and for specific applications, Separation intends to emphasize and exploit the following attributes of SLM(TM).

         Metals Separation and Recovery. Separation's initial marketing efforts will be in the industrial sector, in which the separation and recovery of metal-bearing liquid solutions present a substantial market. Primary among the potential customers in this area are metal plating and metal finishing operations, which generate substantial volumes of mixed metals process streams for which no previous technology was available to effect proper separation.

                 In September 1996, Separation installed a commercial scale SLM(TM) unit on-line at Plating Technology Inc., a Columbus, Ohio metal plating company ("PTI"). The unit operated in a batch and on a continuous mode for three months, and, based on operating data results, successfully separated and recovered nickel and zinc effluent streams with concentrations varying from 100 to 1,000 ppm. DLZ Laboratories, Inc., an independent testing laboratory, verified that the SLM(TM) unit processed the initial batch of process effluent stream and reduced nickel and zinc contamination from 900 ppm to 2 ppm in one hour. Separation's own data indicate that, in ongoing use on effluent streams containing nickel and zinc concentrations of 200 to 400 ppm, this SLM(TM) unit has consistently reduced the level of contaminants to 1 to 5 ppm. The decontaminated process effluent stream is being recycled into PTl's plating line rinse tanks, saving PTI its normal consumption of make-up water at a rate of five gallons per minute.

                 Based on management studies and discussions with metals industry executives, the Company believes that the major competitive technology in this area is precipitation, which generates a metallic sludge by-product requiring further treatment prior to landfill disposal. By contrast, SLM(TM) does not generate harmful metallic sludges, and instead enables nearly 100% process water recycling, while also enabling recovery of valuable raw materials. As costs of environmental compliance continue to mount, the Company expects SLM(TM) to become a preferred alternative to existing metals separation methods.

         Gas Separation. The SLM(TM) equipment and technology can also be utilized to separate and recover valuable gases (such as nitrogen) from mixed gaseous and liquid compounds. For example, nitrogen is used for a wide variety of process applications, including oil recovery, food processing, metal heat treatment, and pharmaceutical testing and development.

         Nitrogen is typically obtained by separating it from oxygen, using processes such as cryogenic distillation, absorption, catalytic removal, and permselective polymeric membrane separation. However, each of these processes has drawbacks, which can include high energy usage, high pressure and temperature requirements, and/or relatively low purity of the recovered gas. The SLM(TM) process is predicted to overcome these drawbacks by yielding relatively pure nitrogen in a low-energy, low capital cost process conducted at ambient temperature and pressure. Separation has prepared a proposal for a prototype unit for the production of high-purity nitrogen for use in food processing, but has not otherwise developed a strategy or targeted a market for commercialization of the gas separation application.

         Organics Separation and Recovery. As of August 1, 1996, based on market data compiled by Separation, there were more than 10,000 organic chemical industry companies operating in the United States. These companies generate significant volumes of waste process streams, including mixed organic/non-organic streams. SLM(TM) has been demonstrated to have significant capabilities in the separation and recovery of a variety of contaminants, including phenol and nitrophenol (a phenolic derivative), and the Company believes that such capabilities, although untested, extend to other organic chemicals such as volatile organic compounds, petrochemicals, other phenolic derivatives, olefin alkanes and acid gases.

         Currently, the primary technology utilized in this area is activated carbon treatment. Like the other slow biological treatment processes utilized in this area, the by-products are often more toxic than the original compound. Separation intends to demonstrate to chemical manufacturers that SLM(TM) is effective in dealing with the wide variety of contaminants generated by these businesses, and that use of SLM(TM) will substantially reduce the environmental risks and costs associated with traditional separation methods.

         Biochemicals Separation and Recovery. SLM(TM) has also been demonstrated to have significant capabilities in the separation and recovery of biochemicals, including phenylalanine (an amino acid), and the Company believes that such capabilities, although untested, extend to other biochemicals such as proteins, other amino acids, antibiotics, glycerides, fatty acids, drug delivery vehicles and other pharmaceuticals. Mixed wastes containing these materials are generated in both research and development functions and in manufacturing functions. These materials have substantial value, and Separation intends to emphasize both the value of the recovered materials and the enhanced and speedier environmental compliance attributes of SLM(TM).

         Currently, the primary competing technology in this area is chromatography, which requires substantially greater time to treat significant volumes of material, and is substantially less selective in the types of materials that can be separated from the liquid feedstream.

         Environmental Remediation and Restoration. The Company believes that SLM(TM) has significant potential for application to environmental remediation and restoration. Separation is currently involved in pilot projects for the decontamination of water in the Port of Baltimore. In the case of a project such as the Port of Baltimore project, it is expected that the remediating technology will be applied continuously over a period of many years, until the subject contamination (in the case of Baltimore, chromium leaching from underlying soil into the aquifer) has been demonstrated to have been abated for a significant period of time.

         In contrast to other remediation technologies, the Company believes that SLM(TM) has the attributes of low initial capital costs, low operating costs and the ability to recover heavy metals, organic chemicals and varied volatile organic compounds for reuse.

         In August 1996, Separation completed an on-site demonstration of SLM(TM) for the decontamination of water in the Port of Baltimore. During seven hours of operation, a single SLM(TM) unit, in a single pass-through of feedstream, processed 90 gallons of water containing more than 630 ppm of hexavalent chromium and reduced the concentration level to 0.7 ppm, slightly above the federal guidelines for unregulated discharge of total chromium. The results of this test were verified by Artesian Laboratories, Inc., an independent testing laboratory. Separation returned to Baltimore in February 1997 at the invitation of the Port and Maryland Environmental Service. During this demonstration, over 2000 gallons of the same feedstream used in the first demonstration was processed. Hexavalent chromium was reduced to 0.03 ppm, well below the federal guidelines for unregulated discharge. Due to the success of these demonstrations, the State of Maryland informed Separation in February 1997 that it will recommend including the SLM(TM) process as an eligible technology in the bid specifications to remediate the groundwater at the Port of Baltimore. The Company believes that compliance with the federal guideline can be achieved either by refinement of chemical formulation or process procedure, by dilution of the processed water with a small amount of uncontaminated water, or by passing the processed water through a larger or supplemental SLM(TM) unit. The Company believes that the same process is capable of achieving comparable results in the same time period on substantially greater volumes of contaminated water, either by increasing the flow of feedstream into the membrane, by configuring and utilizing a larger module, or by installing and operating additional modules. As indicated above, this demonstration was performed on limited quantities of process streams, and there can be no assurance that the same or similar results would or could be obtained on a larger scale.

         To speed its entry in this market, Separation intends to enter into collaborative joint working and marketing arrangements with established engineering and environmental service organizations which are expected to provide technical and professional expertise, market presence and credibility. Although Separation has entered into memorandums of understanding with several such companies, Separation has not to date entered into any definitive agreements or received any firm contract awards.

         Radionuclide/Mixed Waste Separation. In the United States, there are numerous sites operated or maintained by the DOE and/or the DOD at which there are present "mixed wastes" containing radionuclides intermingled with other hazardous wastes. These sites are also contaminated with other compounds associated with nuclear weapons, testing and energy. SLM(TM) has been demonstrated to have significant capabilities in the separation of radionuclides such as cesium, technetium and rhenium, and the Company believes that such capabilities, although untested, extend to most of the other compounds found at such sites. The United States government estimates that potential government expenditures in this market could be between $234 billion and $389 billion over the course of the next 75 years.

         This element of the market is a significant subcategory of the general environmental remediation that can be undertaken with SLM(TM). In addition to low initial capital costs and low operational costs, SLM(TM) has the advantage of cost-effectively separating both dissolved mixed waste and radionuclides, and allowing separate handling and disposal of both hazardous waste types. Separation anticipates pursuing this market area in collaboration with ASI and other established engineering and environmental service organizations, who can provide technical and professional expertise, market presence and credibility. Neither Separation nor any of its collaborative partners have been awarded any contracts to use SLM(TM), and there can be no assurance as to whether or when any such contracts may be obtained.

         In January 1997, Separation entered into a license agreement with Lockheed Martin, manager of Oak Ridge (the "Lockheed License Agreement"). Under the terms of the Lockheed License Agreement, Separation received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. Separation also received under the Lockheed License Agreement the right to exploit the technology for other commercial applications. Pursuant to the Lockheed License Agreement, Separation made an initial cash payment of $50,000 upon the execution of the agreement and is obligated to pay, commencing in the third year of the Lockheed License Agreement, a royalty to Lockheed Martin of 2% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, Separation has agreed to guarantee Lockheed Martin, during the term of the Lockheed License Agreement, an annual minimum royalty, of $15,000 commencing in the third year of the Lockheed License Agreement. The Lockheed License Agreement, which may be terminated at any time solely by Separation, has a term which will last until the end of the life of all patents or patentable claims described in or ultimately arising out of the provisional patent recently filed jointly by Separation and three colleagues of Srinivas Kilambi, Ph.D., Separation's Vice President-Technology, who worked with him at Oak Ridge, covering their inventions related to radionuclides. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution which can be reused in various scientific applications or disposed of by government approved techniques including long-term storage. The Company believes that this technology can be used to remediate nuclear waste tanks stored at the DOE's atomic energy plants in Rocky Flats, Colorado, Idaho Falls, Idaho, Paducah, Kentucky, Weldon Springs, Missouri, Frenchman Flat, Nevada, Los Alamos, New Mexico, Aiken, South Carolina, Oak Ridge, Tennessee, Pantex, Texas and Hanford, Washington, and intends to pursue such opportunities through Separation. According to DOE sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

         COMMODORE CFC TECHNOLOGIES, INC.

         Through Refrigerant, the Company has developed and patented a process which, in test applications of limited quantities of CFCs has been able to separate mixtures of refrigerants so that they can be returned to productive use at purity levels meeting industry standards. An example of the benefit of this process involves automobile air conditioners. EPA econometrics models predict that, by the end of 1996, there will be over 120,000,000 cars in the United States alone that will still rely on dichlorodifluoromethane, also known as freon ("R-12"), as the refrigerant in their systems. Based on test results to date, it appears that Refrigerant's process can provide the required stocks of R-12 economically through its patented separation process.

         Refrigerant Technology

         Refrigerant's CFC separation and destruction technologies may be a solution to a rapidly growing worldwide problem for which an economic and effective alternative is not otherwise known to be available. The Refrigerant process employs fundamental chemical principles in novel combinations to deal with two aspects of the CFC problem:

         1. The technology has separated mixtures of CFCs that have become cross-contaminated during use, thereby returning acceptable purity, high-valued CFCs to economic and productive use, and

         2. The technology has also destroyed low-value CFCs, and mixtures thereof, that do not merit recycling. This is done using SET(TM), which is believed to have considerable cost advantage over alternative destruction processes.

         To date, the separation and destruction technologies have proven effective in test applications of significant quantities of CFCs. The Company has begun to place the technologies into commercial-scale use and application.

         Joint Ventures

         Refrigerant received an exclusive, worldwide license from the Company for the SET(TM) technology for use relating to destruction of refrigerants.
See "Intercompany License" below. Refrigerant also owns a selective refrigerant destruction technology based on its aqueous process for which patents are pending. In addition to these technologies, Refrigerant, through its wholly-owned subsidiary, Commodore Refrigerant Technologies, Inc. ("CORT"), has acquired an interest in a refrigerant separation technology owned by Climate Supply (Atlantic) Inc. ("Climate Supply"), a Canadian corporation located near Halifax, Nova Scotia. Climate Supply owns patented equipment and a patented process which separates refrigerants by the "fractional distillation" method. The fractional distillation technology separates gases, including refrigerants, through temperature and pressure differentials. On September 1, 1996, CORT entered into a joint venture with Climate Supply. The joint venture, which is known as CORTCLIMATE, LLC ("CORTCLIMATE"), is owned one-half by CORT and one-half by Climate Supply, and is organized as a Delaware limited liability company.

         CORT has licensed to the joint venture the SET(TM) process for refrigerant destruction and the aqueous technology for selective refrigerant destruction. Climate Supply has licensed its fractional distillation technology for separating refrigerants to the joint venture. The purpose of the joint venture is to pursue, with certain limited territorial exceptions, worldwide refrigerant destruction, selective destruction and separation based on the SET(TM) process, the aqueous technology and Climate Supply's fractional distillation technology.

         On September 17, 1996, CORTCLIMATE entered into a series of agreements with Refrigerant Products Limited of Manchester, England ("RPL"), pursuant to which CORTCLIMATE sold fractional distillation refrigerant separation equipment to RPL on a restricted basis and licensed the fractional distillation technology to RPL throughout the United Kingdom in exchange for a royalty equivalent to 50% of the net profits. The equipment recently was shipped to England where it is expected to undergo brief operational trials before entering full-scale commercial operations.

         On August 1, 1996, CORTCLIMATE entered into a License and Processing Agreement with North East Separation Technologies, LLC ("North East") pursuant to which CORTCLIMATE licensed fractional distillation refrigerant separation equipment. In return, North East agreed to process mixed refrigerant supplied to it by CORTCLIMATE and obtained by itself for a specified fee. CORTCLIMATE expects to profit from the difference between the fees it receives for processing mixed refrigerant and the fee it pays North East for processing it, as well as from the fee it will receive from refrigerants obtained directly and processed by North East.

         CORTCLIMATE is currently negotiating with a number of other companies throughout the United States and throughout the world to establish refrigerant processing centers where used refrigerant can be destroyed, selectively destroyed or separated based on the SET(TM), aqueous and fractional distillation separation technologies. Refrigerant believes that international business arrangements are likely to resemble the RPL business arrangement and that U.S. business arrangements are likely to resemble the North East business arrangement.

         On February 6, 1997, CORTCLIMATE entered into a series of agreements with Solvents Australia (Pty.) Limited ("Solvents Australia") pursuant to which CORTCLIMATE sold fractional distillation refrigeration separation equipment to Solvents Australia on a restricted basis and licensed the fractional distillation technology to Solvents Australia for the use throughout Australia in exchange for a royalty ranging from 4-1/2% to 9% of net sales of products and processes attributable to the use of the fractional distillation technology in a refrigerant separation business owned and operated by Solvents Australia, plus a 50% interest in the net profits earned by the Solvents Australia refrigerant separation business. The business arrangement is in full-scale commercial operation.

INTELLECTUAL PROPERTY

         COMMODORE ADVANCED SCIENCES, INC.

         CAS has seven United States patents which issued between 1987 and 1996, and which relate to SET(TM), electrochemistry of halogenated organic compounds, separation and destruction of CFCs and decontamination of soils containing mercury and radioactive metals. CAS also has one Canadian patent relating to its SET(TM) technology and is in the process of prosecuting one patent in Japan on such technology. CAS has filed five additional United States patent applications relating to separation and destruction of CFCs and removal of heavy metals from soil. In November 1995, the Company filed a provisional patent application relating to the destruction of chemical warfare agents. CAS is pursuing foreign patent protection where it deems appropriate.

         COMMODORE SEPARATION TECHNOLOGIES, INC.

         Separation has filed one United States utility patent application and two United States provisional patent applications covering the principal features of its SLM(TM) technology. One provisional patent application covers the joint inventions of Dr. Kilambi and Lockheed Martin, and a corresponding utility patent application containing the specific patent claims is expected to be filed in the near future. Separation may also pursue foreign patent protection where it deems appropriate.

         COMMODORE CFC TECHNOLOGIES, INC.

         Refrigerant has one patent and one patent filing as of the date of this Annual Report, and Refrigerant is licensed to utilize SET(TM) for CFC applications.

INTERCOMPANY LICENSE

         CAS has granted to the Company and its subsidiaries (other than CAS and its subsidiaries) the exclusive world-wide right (with the right to sublicense) to make, use, sell and exploit, for itself or jointly with other third parties, in all domestic and international markets and for all applications, all of the inventions and technology under all patents, discoveries, technology and other intellectual property now or hereafter owned or otherwise possessed by CAS in connection with SET(TM); provided that such license expressly limits the licensees' rights to the licensed patents and technology to the destruction of CFCs and other ozone-depleting substances. It is contemplated that subsidiaries of CAS will render services in the future to the Company in respect of Refrigerant's business.

COMPETITION

         COMMODORE ADVANCED SCIENCES, INC.

         CAS anticipates that the initial market for commercial private sector applications of SET(TM) will be the hazardous and non-hazardous waste and industrial by-products treatment and disposal market. This market is characterized by several large domestic and international companies and numerous small companies, many of whom, including Molten Metal Technology, Inc., have substantially greater financial and other resources than CAS. Although CAS believes that it possesses the only Nationwide Permit for destroying PCBs, any one or more of CAS's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by CAS. To the extent that CAS's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, CAS's ability to compete effectively could be adversely affected.

          The domestic and international governmental public sector of the market is dominated by many large multinational corporations who are presently engaged in providing incineration and other conventional technologies in decontaminating chemical weapons and warfare agents, concentration of nuclear wastes and the decontamination of military vessels and other hardware. These competitors include Raytheon Corporation (the current general contractor for the Johnston Atoll incinerator), EG&G, Inc. (the general contractor for the Tooele Army Depot), Mason and Hanger (the general contractor for the Newport News naval facility), Waste Management Corporation (a bidder for domestic "large burial" stockpile weapons decontamination), and others, including Browning-Ferris Industries, Inc., Jacobs Engineering, Inc., Fluor Daniel Corporation and Lockheed Martin Marietta Corporation. All of these corporations have substantially greater financial, personnel and other resources than CAS. In addition, many prospective users of SET(TM) have already committed substantial resources to other forms of environmental remediation technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, catalytic electrochemical oxidation and supercritical wet oxidation.

         CAS believes that its ability to compete in both the commercial private and governmental public sectors is dependent upon SET(TM) being a superior, more cost-effective method to achieve decontamination of a variety of materials.

         ADVANCED SCIENCES, INC.

         Advanced Sciences has been primarily engaged in providing environmental engineering and scientific support services to United States government agencies, such as the DOE and DOD. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to increase its spending level for environmental services to approximately $11.2 billion by 1999. The DOE and DOD are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environment services to the DOE and DOD.

         External developments and forces affecting Advanced Sciences include competition from its competitors, as well as demographic and technological trends that influence the composition and needs of its customer base and the usefulness and competitive position of its services. In addition, in order to maintain its position in its market, Advanced Sciences must be able to respond to economic trends and regulatory actions that affect the usefulness and accessibility of its services and control its costs of doing business.

         In the hazardous waste management market, Advanced Sciences' competitors include such firms as Roy F. Weston, Jacobs Engineering, Science Applications International Corp., CH2M Hill, and CDM. In providing environmental impact assessment services, Advanced Sciences' principal competition in this market sector include Tetra Tech, The Earth Technology Corp., Dames & Moore and Woodward-Clyde. Primary factors affecting Advanced Sciences' competitiveness in this market are (i) its ability to continue to attract and retain qualified technical and professional staff with quality project performance records and (ii) its ability to control its costs of doing business.

         In an effort to maintain its competitive position, Advanced Sciences has developed a solid infrastructure, acquired a qualified professional staff, and developed aggressive marketing objectives to provide hazardous waste management and environmental sciences to the DOE, DOD and private sector industrial clients. Advanced Sciences' believes its competitive position with the DOE and DOD is enhanced by the physical proximity of its plants to DOE and DOD sites, its skilled professional staff, prior project experience with the DOE and DOD, numerous existing multi-year contracts with the DOE and DOD, integrated services, and high quality performance.

         COMMODORE SEPARATION TECHNOLOGIES, INC.

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams, and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chrome and chromium materials from wastewater streams, and precipitation results in the production of sludge which requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times, and are relatively expensive.

         By contrast, SLM(TM) is capable of handling a broad range of compounds in a faster and relatively inexpensive manner. Furthermore, the by-products of the SLM(TM) process consist primarily of wastewater, which can be discharged as normal wastewater effluent, and to a substantially lesser extent and in only rare circumstances, materials requiring landfill disposal.

         Separation technologies are currently utilized by a wide variety of domestic and international companies, including several large companies having substantially greater financial and other resources than the Company. Although the Company believes that SLM(TM) has substantial advantages over all other known separation technologies, any one or more of the Company's competitors, or other enterprises not presently known, may develop technologies which are superior to SLM(TM). To the extent the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective alternatives, the Company's ability to compete effectively could be materially adversely affected. The Company believes that its ability to compete in both the commercial and governmental sectors is dependent upon SLM(TM) being a superior, more cost-effective method to achieve separation and/or recovery of a variety of materials in varying amounts and configurations. In the event that the Company is unable to demonstrate that SLM(TM) is a technical and cost-effective alternative to other separation technologies on a commercial scale, the Company may not be able to successfully compete.

         COMMODORE CFC TECHNOLOGIES, INC.

         The Company believes that the market for CFC separation, selective destruction, and full destruction will continue to be fragmented due to existing technologies in the marketplace and inconsistent supplies of products to be separated and destroyed. In the case of full destruction, incineration is the main competition. In several countries, incineration is not permitted, which gives the SET(TM) technology an operating advantage. In the area of CFC separation, the Company believes that Refrigerant holds one of the most efficient and portable technologies in the world for the effective separation of CFCs and Halons. Although several companies have entered into this market in the past 12 months with other forms of non-portable technology, the Company and its joint venture partners believe the mobility and ease of use of Refrigerant's technologies make them more attractive then the alternatives in the marketplace.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were $2,364,000 and $1,815,000 for each of the years ended December 31, 1996 and 1995, respectively.

ENVIRONMENTAL MATTERS

         SET(TM)

         The environmental legislation and policies which the Company believes are applicable to SET(TM) in the United States primarily include the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and may include, on a case by case basis, the Clean Air Act of 1970, as amended (the "Clean Air Act"). These laws regulate the management and disposal of toxic and hazardous substances, provide for the protection of land and groundwater resources, and control the discharge of pollutants into the air. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America.

         TSCA regulates the manufacture, distribution, and sale of chemical substances, and requires testing of new chemicals and new uses of known chemicals that may present an unreasonable risk of injury to health or the environment. The EPA, through TSCA, has adopted comprehensive regulations for PCB's and other halogenated substances, as part of a vast regulatory program covering thousands of chemicals.

         CERCLA and subsequent amendments under SARA (often referred to collectively as Superfund) impose strict, retroactive liability upon persons who generated, transported or arranged for the transportation of hazardous substances or owned or operated the vessels or facilities at which such substances were disposed. CERCLA provides for the investigation and remediation of hazardous substance sites and mandates that any hazardous substances remaining on-site must meet certain regulatory requirements, with a preference for innovative technology. These program regulations may create an incentive to utilize environmental-friendly technologies such as SET(TM), which destroy targeted wastes without creating additional residual waste product. Moreover, to the extent hazardous substances are effectively destroyed, potential liability can be eliminated or significantly reduced.

         The Clean Air Act empowered the EPA to establish and enforce ambient air quality standards and limitations on emissions of air pollutants from specific facilities. In 1987, the EPA began to enforce stricter standards for incineration emissions. With more stringent regulations on waste reduction technologies, the Company believes that SET(TM) could obtain a desired market share since, in most cases, it produces little or no air emissions.

         CERCLA imposes strict, joint and several liability upon owners or operators of facilities when a release or threatened release of a hazardous substance has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to and from such facilities. CAS's plans to own and operate SET(TM) at on-site installations expose CAS to potential liability under CERCLA for releases of hazardous substances at those sites. In the event that off-site treatment, storage or disposal facilities utilized by CAS for final disposition of residues from SET(TM) are targeted for investigation and clean-up under CERCLA, CAS could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal.

         In light of such potential liability, CAS has designed the SET(TM) technology to minimize the potential for release of hazardous substances into the environment. In addition, CAS has developed plans to manage the risk of CERCLA liability, including training of operators, use of operational controls and structuring of its relationships with the entities responsible for the handling of waste materials and by-products. CAS also maintains insurance with respect to environmental claims, although there can be no assurance that such insurance will be adequate.

         The Clean Air Act Amendments of 1990 impose strict requirements upon owners and operators of facilities that discharge pollutants into the environment. These amendments may require that certain air emission control technology be installed on the SET(TM) systems in the event that there is any discharge of non-recovered gases into the environment. Such additional air emission controls can be costly and require an air permit to construct and operate.

         On April 3, 1996, the Company was selected by the White House as one of nine companies to participate in the Rapid Commercialization Initiative ("RCI"), which is a component of the Clinton Administration's efforts to streamline the commercialization process for new environmental technologies, and to build cooperative interactions between business and government to bring environmental technologies to market more rapidly and efficiently. Under the RCI, the Company intends to form "working partnerships" with the EPA and other governmental agencies for the purpose of developing and implementing policies and strategies for the commercialization of SET(TM). Although there is no funding through the RCI, it is expected that the EPA and other governmental agencies will provide permitting and siting assistance under the program to facilitate and expedite the issuance of permits for site specific demonstrations of SET(TM), as well as assistance to certify and publish the on-site test results of such demonstrations.

         Effective March 18, 1996, the EPA lifted a ban dating to 1980 on the import of waste materials containing certain high concentrations of PCBs. The new regulations are expected to make disposal capacity in the United States available to waste generators in Mexico and Canada, where PCB waste disposal capacity is less available. The EPA has estimated that these regulations may create an additional market for United States-based PCB disposers of between $50.0 million and $100.0 million per year for the next five years.

         CAS possesses a Nationwide Permit issued by the EPA under the Alternative Destruction Technology Program that allows CAS to use SET(TM) on-site to treat PCB-contaminated soils and metallic surfaces. The Nationwide Permit contains numerous conditions for maintaining the Nationwide Permit and there can be no assurance that CAS will be able to comply with such conditions to maintain and/or secure renewal of the Nationwide Permit. In addition, if environmental legislation or regulations are amended, or are interpreted or enforced differently, CAS may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. Failure to obtain such permits or otherwise comply with such regulatory requirements could have a material adverse effect on CAS and its operations. See "-- EPA Nationwide Permit and Testing Results."

         SLM(TM)

         Separation's operations, as well as the use of specialized technical equipment by its customers, are subject to numerous federal, state and local regulations relating to the storage, handling and transportation of certain regulated materials. Although Separation's role is generally limited to the leasing of its specialized technical equipment for use by its customers, there is always the risk of the mishandling of such materials or technological or equipment failures, which could result in significant claims against Separation. Any such claims against Separation could materially adversely affect the Company's business, financial condition and results of operations.

         Separation maintains environmental liability insurance with limits of $1.0 million per occurrence and $1.0 million in the aggregate. Separation may be required to obtain environmental liability insurance in greater amounts in the future as SLM(TM) is commercialized. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against Separation (even if covered by Separation's insurance policy) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on Separation's business, financial condition and results of operations.

EMPLOYEES

         The Company (including all of its direct and indirect subsidiaries) had a total of 140 employees as of March 14, 1997. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be satisfactory.

ITEM 2.  PROPERTIES

         The Company leases approximately 7,000 square feet in Columbus, Ohio from an unaffiliated third party under a month to month lease, which the Company uses as its laboratory and offices. The Company also leases approximately 10,000 square feet of space in Marengo, Ohio (approximately 30 miles north of Columbus, Ohio) from an affiliated third party under a lease expiring in August 1997, which the Company uses as its equipment and SET(TM) demonstration and testing facilities. In the event that the Company does not extend or renew such leases, the Company believes that there are comparable facilities available at lease rates comparable to those currently paid by the Company.

         The Company's principal executive offices are located in approximately 2,000 square feet of office space in McLean, Virginia under a lease expiring in May 2002. The Company pays $2,500 per month, on a month-to-month basis, under such lease.

         The Company has leased approximately 11,000 square feet of space, and plans to lease approximately 10,000 square feet of additional space, in Houston, Texas, for testing, additional research and development, equipment demonstration and assembly, and executive and administrative offices. Upon occupation of these facilities, the Company will terminate its existing leases in Columbus and Marengo, Ohio.

         The Company has leased a new facility of approximately 20,000 square feet near Atlanta, Georgia, which will provide administration offices, research and testing laboratories and a SLM(TM) manufacturing plant.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

         MARKET FOR REGISTRANT'S COMMON
ITEM 5.  EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Class A Warrants were traded and quoted on the American Stock Exchange beginning June 29, 1996. The following tables set forth, for the periods indicated, and the high and low closing sales prices of Common Stock and Class A Warrants through December 31, 1996 as reported by the American Stock Exchange.

                                                       Common Stock                Class A Warrants
                                                       ------------                ----------------

                     1996                          High            Low             High         Low
                                                   ----            ---             ----         ---
 Quarter ended December 31, 1996                   7 1/8          4 3/4            2 1/4       1 5/16

 Quarter ended September 30, 1996                 11 5/8          5 9/16           5           1 3/4

 Quarter ended June 30, 1996                       5 3/4          5 1/4            2           1 1/2


         The Company had approximately 37 owners of record as of December 31, 1996.

         Since its inception, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain earnings to finance the operation and expansion of the Company's business and, accordingly, does not plan for the reasonably foreseeable future to pay cash dividends to holders of the Common Stock. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Company's Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data included in the following table as of December 31, 1996, for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 are derived from the Consolidated Financial Statements appearing elsewhere herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.


CONSOLIDATED STATEMENT OF OPERATIONS(2):
(Dollars in thousands, except per share data)

                                                               YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                     1992               1993              1994             1995             1996
                                     ----               ----              ----             ----             ----
                                  Commodore Laboratories, Inc.
                                     (Predecessor Company)
                                  ----------------------------
 Revenues  . . . . . . . .             $ 145            $ 154           $     0          $      0          $  5,123
                                       -----            -----           -------          --------          --------

 Net loss  . . . . . . . .            $  (66)           $(473)          $(4,717)          $(3,856)         $ (5,643)
                                      ======            =====           =======           =======          ========

 Net loss per share(1) . .                --            $(.03)          $  (.31)          $  (.26)         $   (.31)
                                      ======            =====           =======           =======          ========

 Cash dividends paid . . .                 0                0                 0                 0                 0


CONSOLIDATED BALANCE SHEET DATA(2):
(Dollars in thousands, except per share data)

                                                         YEAR ENDED DECEMBER 31,
                              -----------------------------------------------------------------------------
                                  1992             1993              1994           1995            1996
                                  ----             ----              ----           ----            ----
                              Commodore Laboratories, Inc.
                                  (Predecessor Company)
                              -----------------------------
 Working capital
 (deficit) . . . . . . .          $(351)           $1,139           $(5,450)        $(9,200)         $8,991

 Total assets  . . . . .             95               330               856           1,091          33,456

 Total liabilities . . .            480             1,189             5,542           9,633          13,380

 Stockholders' equity
 (deficit) . . . . . . .           (385)             (859)           (4,686)         (8,542)         20,076

______________________
(1) Net loss is calculated on the basis of 18,100,000 shares of Common Stock being outstanding for 1996, and 15,000,000 shares of Common Stock being outstanding for each of 1995, 1994, 1993 and 1992.
(2) The selected financial data at and for the years ended December 31, 1993 and 1992 are those of Commodore Laboratories, Inc. (formerly, A.L. Sandpiper Corporation), which is the predecessor of the Company, and the selected financial data for subsequent periods reflect the cost of the acquisition of Commodore Labs pushed down from Environmental.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7.          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                 The Company, since Environmental's acquisition of Commodore Laboratories, Inc. ("Commodore Labs") in December 1993, has not generated material revenues, except from the acquisition of Advanced Sciences in the fourth quarter of 1996, or any profits. Prior to the acquisition of Advanced Sciences, the Company was considered to be a development stage company.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

                 Revenues were $5,123,000 for the year ended December 31, 1996, compared to $0 for the year ended December 31, 1995. Such revenues for 1996 were primarily due to the Company's acquisition of Advanced Sciences, effective October 1, 1996, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. Cost of sales increased to $4,136,000 from $0 for the same periods. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

                 For the year ended December 31, 1996, the Company incurred research and development costs of $2,364,000, as compared to $1,815,000 for the year ended December 31, 1995. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design of construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Research and development increased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to the continued use of independent consultants in the development of SET(TM). Also, the Company hired additional technical and operational personnel to develop the SET(TM) process.

                 General and administrative expenses for the year ended
December 31, 1996 were $3,412,000, as compared to $1,773,000 for the year ended December 31, 1995. The increase was primarily due to hiring executives and staff to support the increased activities of the Company caused by its change to "public" status and its efforts to commercialize its technology. Approximately $1,038,000 of the increase relates to expenses incurred at the newly acquired Advanced Sciences subsidiary.

                 Annual interest income was $477,000 for the year ended December 31, 1996, as compared to $6,000 for the year ended December 31, 1995. This increase resulted from the investment of the proceeds of the Company's initial public offering during the last six months of 1996.

                 Interest expense for the year ended December 31, 1996 was $617,000, as compared to $274,000 for the year ended December 31, 1995. Interest charges result from indebtedness to Environmental for advances made to the Company and from indebtedness to a bank by a wholly owned subsidiary. Interest expense increased due to the increased outstanding balance due to Environmental throughout the year ended December 31, 1996 as compared to year ended December 31, 1995, and the addition of debt of its wholly owned subsidiary during the last three months of 1996.

                 Equity in losses of unconsolidated subsidiary for the year ended December 31, 1996 was $495,000, as compared to $0 for the year ended December 31, 1995. The Company's Teledyne-Commodore, LLC joint venture commenced reporting results of operations in October 1996.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31,1994

                 During the year ended December 31, 1995, the Company incurred research and development costs of $1,815,000, as compared to research and development costs of $380,000 for the year ended December 31, 1994. Research and development costs increased in 1995 as compared to 1994 primarily due to the hiring of additional personnel and a significant increase in testing of the SET(TM) process. In the year ended December 31, 1994, the Company devoted a significant portion of its financial resources towards the construction of a pilot-scale commercial SET(TM) processing system. Approximately $620,000 was incurred on this project which included the costs of materials, design and construction, all of which was capitalized as research equipment.

                 General and administrative expenses for the year ended December 31, 1995 were $1,773,000, as compared to $1,369,000 for the year ended December 31, 1994. In 1995, general and administrative expenses increased by $404,000, due primarily to increase in salaries, insurance expense, travel and related activities and bad debt expenses were allocated from Environmental, as among its subsidiaries, based on utilization of resources.

                 In the year ended December 31,1995, the Company incurred approximately $274,000 of interest expense, which related to intercompany interest charges from Environmental for advances made to the Company, as compared to $551,000 of interest expense in the year ended December 31, 1994, which related to intercompany interest charges. In 1994, the Company incurred a financing fee of $384,000 in connection with bank financing obtained by Environmental to be utilized by the Company, which did not recur in 1995. Without taking into account the financing fee of $384,000, interest expense increased by $107,000 from 1994 to 1995 due to the increase in advances from Environmental throughout 1995.

                 In the year ended December 31, 1994, the Company charged to expense $2,424,000 of in-process technology which had been acquired.

LIQUIDITY AND CAPITAL RESOURCES

                 From its inception through the second quarter of 1996, the Company's operations were financed principally by loans and investments from its stockholders. On June 28, 1996, the Company successfully completed an initial public offering of its Common Stock and warrants from which it received net proceeds of approximately $30,551,000. In connection with the initial public offering, the Company incurred transaction costs of approximately $649,000. The Company allocated approximately $12.0 million of the net proceeds for the funding of proposed collaborative joint ventures, $2.0 million of which was allocated to Teledyne-Commodore, LLC.

                 In July 1996, the Company utilized a portion of the net proceeds from its initial public offering to repay an outstanding line of credit of $2.0 million, as well as a $5,925,426 promissory note to its principal stockholder. The Company set aside $1.0 million cash collateral to support a loan made by a commercial bank to the Company's principal stockholder in December 1993. In September 1996, such cash collateral was released by the bank.

                 At December 31, 1996, the Company had a $7,042,000 outstanding balance on a $9,250,000 revolving line of credit due September 30, 1997. This increase in debt was attributable to the line of credit assumed in the Company's acquisition of Advanced Sciences, effective October 1, 1996. See "Business--Recent Developments--Acquisition of Advanced Sciences, Inc." The Company anticipates refinancing the revolving line of credit in the third quarter of 1997. In addition, the Company plans to pursue various options to finance its anticipated capital expenditures for 1997 and 1998.

                 For the year ended December 31, 1996, the Company incurred a net loss of $5,643,000. At December 31, 1996, the Company had working capital of $8,991,000.

                 Effective as of December 1, 1996, the Company transferred certain of its operating assets related to its SET(TM) technology to CAS, subject to certain liabilities related to such assets, in exchange for 100 shares of common stock, par value $.01 per share, of CAS, representing all of the issued and outstanding shares of capital stock of CAS. CAS agreed to assume all of the net assets of the Company relating to its SET(TM) technology at December 1, 1996, which assets had an aggregate value of approximately $4.0 million at such date, and all known or unknown contingent or unliquidated liabilities of and claims against the Company and its subsidiaries to the extent they relate to or arise out of the transferred assets. The Company retained, among other things, (a) all temporary cash investments of the Company at December 1, 1996, aggregating approximately $14.1 million, and (b) the principal executive offices and related assets of the Company located in McLean, Virginia. See "Business--Recent Developments--Transfer of Certain Operating Assets to CAS" and "Certain Relationships and Related Transactions."

                 Effective as of December 2, 1996, the Company acquired (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of Refrigerant from Environmental, the owner of 69.3% of the outstanding Common Stock of the Company, as part of a corporate restructuring of Environmental to consolidate all of its current environmental technology businesses with the Company. In addition, Environmental assigned to the Company outstanding Separation notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to Separation, which the Company has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and Refrigerant to the Company, the Company paid Environmental $3.0 million in cash and, subject to compliance with any applicable stockholder approval or notice requirements, will issue to Environmental a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Company Common Stock at an exercise price of $15.00 per share, valued at $2.4 million. See "Business--Recent Developments--Acquisition of Commodore Separation Technologies, Inc. and Commodore CFC Technologies,
Inc." and "Certain Relationships and Related Transactions."

                 In April 1997, Separation successfully completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11.7 million. Such funds will be used primarily to finance Separation's operations through 1997.

NET OPERATING LOSSES

                 The Company has net operating loss carry forwards of approximately $14,718,000 which expire in the years 2000 through 2011. The amount of net operating loss carry forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of $7,781,000 has been established to offset any benefit from the net operating loss carry forwards it cannot be determined when to if the Company will be able to utilize the net operating losses.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The following consolidated financial statements of the Company and subsidiaries are included as ITEM 8 and can be found beginning on page F-1 herein:

                 Report of Independent Public Accountants.

                 Consolidated Balance Sheet as of December 31, 1995 and 1996.

                 Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996.

                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

                 Notes to Consolidated Financial Statements.

                 All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.


                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ITEM 9.          ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 The Company and its former auditors, Tanner + Co. ("Tanner") mutually agreed on December 11, 1996 to terminate their relationship. During the Company's last two fiscal years, Tanner's reports on the Company's financial statements neither contained any adverse opinions nor were qualified or modified as to any uncertainty, except that Tanner's auditors reports on the Company's consolidated financial statements for the years ended December 31, 1995 and 1994 contained additional paragraphs relating to the Company continuing as a going concern, due to significant losses and a deficit in working capital.

                 During the last two fiscal years, there were no disagreements with Tanner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

                 The Company has retained Price Waterhouse LLP as its auditors as of December 19, 1996.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The names and ages of the executive officers, key employees and directors of the Company, and their positions with the Company, are as follows:

 NAME                                   AGE     POSITION
 ----                                   ---     --------
 Paul E. Hannesson                      55      Chairman of the Board and Chief Executive Officer

 Edwin L. Harper, Ph.D.                 55      Co-Vice Chairman, President and Chief Operating Officer

 Tom J. Fatjo, Jr.                      56      Co-Vice Chairman

 Thomas E. Noel                         58      President and Chief Operating Officer, Commodore Advanced
                                                Sciences, Inc., and Director of the Company

 Kenneth J. Houle                       57      President and Chief Operating Officer, Commodore Separation
                                                Technologies, Inc.

 Albert E. Abel                         53      Vice President

 Neil L. Drobny, P.E., Ph.D.            56      Vice President

 Carl O. Magnell, P.E.                  55      Vice President

 Rayburn Hanzlik                        58      Vice President, General Counsel, Chief Administrative Officer
                                                and Secretary

 William E. Ingram                      51      Vice President, Finance

 Kenneth L. Adelman, Ph.D.              49      Director

 Bentley J. Blum                        55      Director

 Herbert A. Cohen                       62      Director

 C. Thomas McMillen                     44      Director

 David L. Mitchell                      75      Director

 Ed L. Romero                           62      Director

        PAUL E. HANNESSON has been a director of the Company since March 1996, served as its Chief Executive Officer from March to October 1996 and was reappointed Chief Executive Officer on November 18, 1996, has served as its Chairman of the Board since November 1996 and served as its President from March to September 1996. Mr. Hannesson has been a director of Environmental since February 1993, was appointed its Chairman of the Board and Chief Executive Officer in November 1996, and served as its President until July 1996. Mr. Hannesson also currently serves as a director of Separation, CAS and Refrigerant. Mr. Hannesson was a private investor and business consultant from 1990 to 1993, and was also an officer and director of Specialty Retail Services, Inc. from 1989 to August 1991. He currently serves as Chairman of the Board of Lanxide Corporation, where he also serves on its Compensation Committee. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director of the Company and Environmental.

        EDWIN L. HARPER, PH.D. has been the President and Chief Operating Officer of both the Company and Environmental since November 18, 1996, and has also served as the Company's Co-Vice Chairman since that date.

Dr. Harper also currently serves as the Chairman of the Board and Chief Executive Officer of Separation, CAS and Refrigerant. Dr. Harper had been the President and Chief Executive Officer of the Association of American Railroads, a trade association for the major railroads in North America, since January 1992. Prior to such appointment, Dr. Harper was the Co-Chief Executive Officer of Campbell Soup Company from November 1989 through January 1990, and its Executive Vice President and Chief Financial Officer from 1986 to 1991. Dr. Harper has held several other senior executive officer positions in the past, with Dallas Corporation (1983 to 1986), Emerson Electric Company (1978 to 1981) and CertainTeed Corporation (1975 to 1978), and served in the White House as Assistant to the President, Deputy Director of the Office of Management and Budget and Chairman of the President's Council on Integrity and Efficiency in Government from 1981 to 1983. Dr. Harper holds a Ph.D. degree from the University of Virginia, Dr. Harper has agreed to devote a majority of his business and professional time to the Company.

        TOM J. FATJO, JR. has been Co-Vice Chairman of the Company since November 1996. Mr. Fatjo also currently serves as Chairman of TransAmerican Waste Industries, Inc., a Houston based solid waste management company which he founded in 1991. Mr. Fatjo is also the developer of The Houstonian, a 22-acre fitness and preventative medicine complex and luxury condominium. Mr. Fatjo has served on the boards of several other public companies including Western Waste, Inc., Rolm Corporation, Consolidated Fibers, Inc., Health Resources Corporation of American, Criteron Capital Corporation, Advanced Sciences, Inc. and American Title, Inc., among others. He holds a B.A. from Rice University. He has also co-authored a book, With No Fear of Failure (1981), a treatise on his personal business philosophy.

        THOMAS E. NOEL was appointed President and Chief Operating Officer of CAS effective December 1, 1996. Mr. Noel was elected a director of the Company in October 1996 and served as the Company's President and Chief Executive Officer from October to November 17, 1996. Mr. Noel has held numerous executive positions in hazardous, non-hazardous and low-level nuclear waste industries. He previously served as President of TransAmerican Waste Industries, Inc., a non-hazardous waste disposal company, and two years as President of Ecova Corporation, an Amoco subsidiary in the environmental services business. From 1984 to 1992, he was at Chemical Waste Management, Inc., where he served as Senior Vice President of operations, managing that company's core business with more than 6,000 employees and $1.5 billion in annual revenues. He also previously served as President of Pakhoed, USA and DSI Terminals, Inc. After graduating from the United States Military Academy at West Point, New York, he served 14 years in the Army, including two years as an aide to General Creighton Abrams, Commander of all U.S. Forces in Vietnam and Army Chief of Staff. Mr. Noel was presidential appointee as Assistant Secretary of the Department of Energy, responsible for the U.S. Strategic Petroleum Reserve, a $20 billion federal program created following the Arab oil boycott in the early 1970's.

        KENNETH J. HOULE was appointed President and Chief Operating Officer of Separation effective January 27, 1997. Mr. Houle previously served as the President of the Hall Chemical Company, a manufacturer of inorganic metal catalysts and compounds, from April 1995 to September 1996. Prior to such time, Mr. Houle had served as Vice President and Business Director of the Personal Care Business Unit of International Specialty Products, Inc., a producer of specialty chemicals , from April 1992 to March 1995, and the President and Chief Executive Officer of Ruetgers - Nease Chemical Company, a manufacturer of organic chemical intermediates and surfactants, from February 1990 to January 1991. Mr. Houle was an independent consultant in the chemical industry form October 1996 to January 1997. Mr. Houle is a graduate of Siena College, with a Bachelors degree in Chemistry, and the Accounting and Financial Management Program at Columbia University. Mr. Houle also participated in the Masters degree program in Organic Chemistry at Iowa State University. He is a board member of the Chemist's Club (New York, New York) and a member of the American Chemical Society, American Institute of Chemical Engineers and Societe de Chemie Industrielle (American section). Mr. Houle is also a trustee and Board member of the Ohio Center of Science and Industry.

        ALBERT E. ABEL founded Commodore Labs (formerly A.L. Sandpiper Corporation), an environmental technology company, in 1980 and was a Vice President and one of its principal stockholders until its sale to

Environmental in 1993. Mr. Abel has been the President of Commodore Labs since December 1993, and has been a Vice President of the Company since March 1996.

        CARL O. MAGNELL, P.E. has served as a Vice President of Environmental from September 1995 to June 1996 when he became a Vice President of the Company. From 1992 to 1995, Mr. Magnell served as Director of Research for Civil Engineering Research Foundation (an industry-sponsored engineering research group), and from 1964 to 1992, Mr. Magnell served in various engineering capacities with the U.S. Army Corps of Engineers. Mr. Magnell holds a B.S. degree form the United States Military Academy, and an M.S. in Civil Engineering and Political Science from the Massachusetts Institute of Technology.

        NEIL L. DROBNY, P.E., PH.D. has served as a Vice President of the Company since June 1996. Dr. Drobny served as Vice President of Environmental from June 1995 to June 1996. From October 1994 to May 1995, Dr. Drobny served as a private consultant for Environmental. From 1981 to October 1994, Dr. Drobny served as President and a principal stockholder of ERM-Midwest, Inc., an environmental consulting firm that is now part of ERM, Inc., an international environmental consulting group. He also founded and served as President of ERM/EnviroClean-Midwest, Inc., an affiliated remediation company, from 1989 to October 1993. From 1966 to 1981, Dr. Drobny held numerous positions ranging from Project Engineer to Director of Business Development of Battelle Memorial Institute, an international contract research organization. Dr. Drobny received his Ph.D. in Civil Engineering from Ohio State University in 1971.

        RAYBURN HANZLIK joined the Company in January 1997 as Vice President, General Counsel, Chief Administrative Officer and Secretary. He also serves as Vice President, General Counsel and Secretary of Environmental, CAS, Separation and Refrigerant. During the previous five years, he founded and was chairman of Lanxide Sports International, Inc. and Stealth Propulsion International, Ltd., two San Diego-based technology companies in the sporting goods and boating industries. Mr. Hanzlik has held other senior executive positions in business and government, including partner and director of Heidrick & Struggles, Inc. from 1985 through 1990; Administrator of the Department of Energy's Economic Regulatory Administration from 1981 through 1985; and, White House staff from 1970 through 1975. He has also been a member of several law firms in Washington, D.C. and Los Angeles, California. Mr. Hanzlik holds J.D. and M.A. degrees from the University of Virginia.

        WILLIAM E. INGRAM joined the Company as its Vice President and Controller in October 1996 and was appointed Vice President, Finance in March 1997. Prior to that he was Chief Financial Officer of HydroChem Industrial Services, Inc., a privately owned, $160 million company providing high pressure water and chemical cleaning services primarily to the petrochemical industry. He was Vice President and Region Controller for Chemical Waste Management, Inc.
(CWM) for eleven years. CWM, a subsidiary of WMX Technologies, provides hazardous waste treatment and disposal services to a wide range of government and industrial customers. He also spent two years with the solid waste operations of WMX Technologies. Mr. Ingram is a CPA. He has an MBA from the University of Florida and a B.S. in Accounting from Florida Southern college.

        KENNETH L. ADELMAN, PH.D. joined the Company's Board of Directors in July 1996. Since 1987, Dr. Adelman has been an independent consultant on international issues to various corporations, including Lockheed Martin Marietta Corporation and Loral Corporation. Previously, Dr. Adelman held positions of responsibility in arms control during most of the Reagan Administration. From 1983 to the end of 1987, he was Director of the United States Arms Control and Disarmament Agency. Dr. Adelman was a Professor at Georgetown University and writer for Washingtonian Magazine from 1987 to 1991. Dr. Adelman accompanied Ronald Reagan on summits with Mikhail Gorbachev, and negotiated with Soviet diplomats on nuclear and chemical weapons control issues, from 1985 to 1987. He also headed the United States team on annual arms control discussions with top-level officials of the People's Republic of China from 1983 through 1986. From 1981 to 1983, he served as Deputy United States Representative to the United nations with the rank of Ambassador Extraordinary and Plenipotentiary. Dr. Adelman holds M.A. and Ph.D. degrees from Georgetown University.

        BENTLEY J. BLUM served as the Chairman of the Board of the Company and Commodore Labs until November 1996, and has served as a director of the Company since that date. Mr. Blum served as the Chairman of the Board of Environmental from 1984 to November 1996, and has served as a director of Environmental since that date. Mr. Blum also currently serves as a director of Separation, CAS and Refrigerant. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of corporations which hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is Director of Lanxide Corporation, a research and development company developing metal and ceramic materials; Federal Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development; Specialty Retail Services, Inc., a former distributor of professional beauty products; and North Valley Development Corp., an inactive real estate development company. Mr. Blum is the controlling stockholder of Environmental. Mr. Blum is the brother-in-law of Paul
E. Hannesson, the Chairman of the Board and Chief Executive Officer of the Company.

        HERBERT A. COHEN joined the Board of Directors of the Company in July 1996. Mr. Cohen has been a practicing negotiator for the past three decades acting in an advisory capacity in hostage negotiations and crisis management. He has been an advisor to Presidents Carter and Reagan in the Iranian hostage crisis, the government's response to the skyjacking of TWA Flight 847 and the seizure of Achille Lauro. Mr. Cohen's clients have included large corporations and government agencies such as the Department of State, the federal Bureau of Investigation, the Conference of Mayors, the Bureau of Land Management, Lands and Natural Resources Division in Conjunction with the EPA, and the United States Department of Justice. In addition, Mr. Cohen was an advisor and consultant to the Strategic Arms Reduction Talks negotiating team. Mr. Cohen holds a law degree from New York University School of Law, and has lectured at numerous academic institutions.

        C. THOMAS MCMILLEN joined the Board of Directors of the Company in July 1996. Mr. McMillen was elected to three consecutive terms (1987-1993) in the U.S. House of Representatives from the Fourth Congressional District of Maryland, serving on both the Energy and Commerce Committee and the Science, Space and Technology Committee. Currently, Mr. McMillen serves as Chairman and Chief Executive Officer of the Complete Wellness Centers, Inc., a privately held physician practice management company. Previously, he served as Chief Administrative Officer of Clinicorp, Inc., a publicly traded physician practice management company. He is also a member of the Board of Directors of Chemring Group, PLC and Integrated Communication Network, Inc. Mr. McMillen was also the first selection by Buffalo in the 1974 National Basketball Association draft, subsequently playing for eleven years in the NBA. Mr. McMillen received a B.S. degree from the University of Maryland, where he was elected Phi Beta Kappa and was an All-American basketball player. He received a M.A. degree in politics and philosophy from Oxford University in 1978.

        DAVID L. MITCHELL joined the Board of Directors of the Company in July 1996. For the past thirteen years, Mr. Mitchell has been President and co-founder of Mitchell & Associates, Inc., a banking firm providing financial advisory services in connection with corporate mergers, acquisitions and diversities. Prior to forming Mitchell & Associates in 1982, Mr. Mitchell was a Managing Director of Shearson/American Express. From 1979 to 1982, a Managing Director of First Boston Corporation from 1976 to 1978, and a Managing Director of the investment banking firm of S.G. Warburg & Company from 1965 to 1976. Mr. Mitchell holds a bachelor's degree from Yale University.

        ED L. ROMERO has retained his position as Advanced Sciences' Chairman and Chief Executive Officer since joining the Company's Board of Directors in October 1996. Mr. Romero, who founded Advanced Sciences in 1983, is a prominent member of many veteran groups and Hispanic business organizations. He is president of the Hispanic Culture Foundation and also a member of the board of the Democratic National Committee's Finance Committee.

        The Company's Board of Directors has an Audit Committee, a Compensation/Stock Option Committee and a Finance Committee. The responsibilities of the Audit Committee (which consists of Messrs. Adelman and

McMillen) include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, and reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff. The Compensation/Stock Option Committee (which consists of Messrs. Cohen, Adelman, Fatjo and Harper) has responsibility for establishing and reviewing employee compensation, administering and interpreting the Company's 1996 Stock Option Plan, and determining the recipients, amounts and other terms (subject to the requirements of the 1996 Stock Option Plan) of options which may be granted under the 1996 Stock Option Plan from time to time. The Finance Committee consists of Messrs. Blum, Hannesson, Harper and Mitchell.

        Non-management directors of the Company receive director's fees of $500 per meeting for attendance at Board of Directors meetings, and are reimbursed for actual expenses incurred in respect of such attendance. The Company does not separately compensate employees for serving as directors.

        The Company's officer's are elected annually by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements.

COMPLIANCE WITH SECTION 16(a)

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors and officers, and persons who own more than ten percent of the Company's Common Stock, par value $.001 per share (the "Common Stock"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Based on the Company's review of the copies of such reports received by the Company and on written representations received by the Company, the Company believes that no director, officer or holder of more than ten percent of the Common Stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during fiscal 1996.

ITEM 11.         EXECUTIVE COMPENSATION

        The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 1996, 1995, and 1994 to the person serving as the Company's current Chief Executive Officer and to each of the Company's most highly compensated executive officers other than the Chief Executive Offer whose total salary and bonus compensation exceeded $100,000 during any such year (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                            ANNUAL COMPENSATION
                                   -------------------------------------------------------------------------
                                                                              Other
 Name                                                                         Annual            All Other
 Principal Position                Year        Salary($)    Bonus($)     Compensation($)     Compensation($)
 ------------------                ----        ---------    --------     ---------------     ---------------
 Paul E. Hannesson                 1996         265,836      50,000            -0-                 -0-
 Chief Executive Officer           1995         186,476        -0-          96,000(1)              -0-
                                   1994         186,476        -0-          24,000(1)              -0-

 Albert E. Abel                    1996         140,583        -0-             -0-                 -0-
 Vice President                    1995         114,577      12,500            -0-                 -0-
                                   1994         104,666      12,500            -0-                 -0-

 Carl O. Magnell                   1996         117,500      20,000            -0-                 -0-
 Vice President                    1995          37,500        -0-             -0-              40,000(2)
                                   1994           -0-          -0-             -0-                 -0-

 Neil L. Drobny                    1996         180,000       20,000           -0-                 -0-
 Vice President                    1995          75,000        -0-             -0-              81,955(3)
                                   1994           -0-          -0-             -0-                 -0-

 Vincent Valeri                    1996         151,666      20,000            -0-                 -0-
 Formerly, Senior Vice             1995         140,000      20,000            -0-                 -0-
 President and Chief               1994          11,666        -0-             -0-                 -0-
 Engineer (4)

-----------------

(1) Represents amounts paid to Mr. Hannesson as an allowance for living expenses in the New York Metropolitan area.

(2) Represents consulting fees paid to Mr. Magnell prior to his full-time employment.

(3) Represents consulting fees paid to Dr. Drobny prior to his full-time employment.

(4) Mr. Valeri served as Senior Vice President and Chief Engineer of the Company until December 1996, at which time he became an executive officer of CAS.

STOCK OPTIONS

         The following table sets forth certain information concerning options granted in fiscal 1996 to the Named Executive Officers under the Company's 1996 Stock Option Plan (the "1996 Plan"). The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during fiscal 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR




                                                                               Potential Realized Value at
                                                                                         Assumed
                                      % of Total                               Annual Rates of Stock Price
                                        Options                                      Appreciation
                                      Granted to     Exercise                       for Option Term
                                       Employees     or Base                   -----------------------------
                         Options       in Fiscal      Price      Expiration        5%             10%
         Name          Granted (#)      Year(2)       ($/sh)        Date           ($)            ($)
------------------------------------------------------------------------------------------------------------
 Paul E. Hannesson       400,000(1)         29.1%      6.00      12/31/2000     $120,000         $240,000

 Albert E. Abel          125,000(1)          9.1%      6.00      12/31/2000      $37,500          $75,000

 Carl O. Magnell          35,000             2.6%      6.00      12/31/2000      $10,500          $21,000

 Neil L. Drobny          175,000(1)         12.8%      6.00      12/21/2000      $52,500         $105,000

 Vincent Valeri          125,000(1)          9.1%      6.00      12/31/2000      $37,500          $75,000

(1) These options were granted on March 29, 1996 pursuant to the 1996 Plan, and are exercisable at the rate of 20% of the number of options granted in each of calendar 1996 through 2000, inclusive, beginning on March 31, 1996 and, unless exercised, expire on December 31, 2000 (subject to prior termination in accordance with the applicable stock option agreements). Upon announcement of a Change in Control (pursuant to and as defined in the 1996 Plan), all options granted under the 1996 Plan will become immediately exercisable. Upon consummation of a Change in Control, all unexercised options will terminate.

(2) Percentages based on 1,372,375 stock options granted to employees in fiscal year 1996.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the 1996 Plan at December 31, 1996 by the Named Executive Officers.

  AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FY-END OPTION VALUES


                                                           Number of Securities
                                                                Underlying                Value of Unexercised
                                                            Unexercised Options           In-the-Money Options
                            Shares                             at FY-End (#)                at FY-End ($)(1)
                         Acquired on     Value Realized        -------------                ----------------
 Name                    Exercise (#)        ($)(2)       Exercisable/Unexercisable       Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------
 Paul E. Hannesson          -0-              -0-             80,000     320,000             -0-         -0-

 Albert E. Abel             -0-              -0-             25,000     100,000             -0-         -0-

 Carl O. Magnell            -0-              -0-             35,000        -0-              -0-         -0-

 Neil L. Drobny             -0-              -0-             35,000     140,000             -0-         -0-

 Vincent Valeri             -0-              -0-             25,000     100,000             -0-         -0-

(1) Represents the difference between the last sale price of the Common Stock on December 31, 1996, and the exercise price of the option multiplied by the applicable number of options.

(2) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

EMPLOYMENT AGREEMENTS

     Paul E. Hannesson, the Company's Chairman of the Board and Chief Executive Officer, entered into an employment agreement with Environmental on November 18, 1996 for a term expiring on December 31, 1999. Pursuant to such employment agreement, Dr. Harper agreed to devote his business and professional time and efforts to the business of Environmental as its Chairman of the Board and Chief Executive Officer, and to serve in senior executive positions with one or more of Environmental's subsidiaries, including the Company. The employment agreement provides that Mr. Hannesson shall receive, among other things, a fixed base salary at an annual rate of $395,000 for services rendered to Environmental and its subsidiaries, including the Company. Pursuant to the employment agreement, Mr. Hannesson received options to purchase an aggregate of 950,000 shares of Environmental common stock, which options vested on the date of his employment agreement, and also received options to purchase an aggregate of 2,500,000 shares of Environmental common stock, exercisable in installments over a period of five years commencing on the date of his employment agreement, and is also eligible to receive options to purchase common stock of each publicly-traded subsidiary of Environmental in the amount of 1.0% of such subsidiary's total outstanding shares of common stock on the date of grant. The Company has paid Mr. Hannesson's salary under the employment agreement since October 1996, and will continue to pay his salary in the future.

         Edwin L. Harper, Ph.D., the Company's Co-Vice Chairman, President and Chief Operating Officer, entered into an employment agreement with Environmental in October 1996 for a term expiring on December 31, 1999. Pursuant to such employment agreement, Dr. Harper agreed to devote his business and professional time and efforts to the business of Environmental as its President and Chief Operating Officer, and to serve in senior executive positions with one or more of Environmental's subsidiaries, including the Company. The employment agreement provides that Dr. Harper shall receive, among other things, a fixed base salary at an annual rate of $375,000 for services rendered to Environmental and its subsidiaries, including the Company. Pursuant to the employment agreement, Dr. Harper will also receive options to purchase an aggregate of 2,000,000 shares of Environmental common stock, exercisable in installments over a period of five years commencing on the date of his employment agreement, and is also eligible to receive options to purchase common stock of each publicly-traded subsidiary of Environmental in the amount of .75% of such subsidiary's total outstanding shares of common stock on the date of grant. The Company has paid Dr. Harper's salary under the employment agreement since October 1996, and will continue to pay his salary in the future.

         Effective June 1996, the Company assumed and amended an employment agreement entered into between Environmental and Carl O. Magnell, effective September 1995 and expiring September 1997. Under such agreement, as amended, Mr. Magnell received an annual base salary of $150,000 through June 1996 and will receive $180,000 through September 1997. The Company has an option to extend Mr. Magnell's agreement through September 1998 at an annual salary of $180,000. Pursuant to the employment agreement, Mr. Magnell also received options to purchase an aggregate of 35,000 shares of Common Stock, which options are currently exercisable.

         Effective June 1996, the Company assumed and modified an employment agreement entered into between Environmental and Albert E. Abel, effective August 1993 and expiring August 1997, pursuant to which he received an annual salary of $121,000 through August 1996, and will receive $133,100 through August 1997, and $146,410 through August 1998. Pursuant to the modification of Mr. Abel's employment agreement, which became effective in June, 1996. The employment agreement was extended so as to terminate in June, 2001, with a base salary of $140,000 for the first twelve months of such modified agreement, subject to minimum annual increases of not less than 5% each year thereafter based upon changes in an applicable cost of living index. Pursuant to the employment agreement, Mr. Abel will also receive options to purchase an aggregate of 125,000 shares of Common Stock, exercisable in installments over a period of five years commencing on the date of his employment agreement.

         Each of Messrs. Hannesson, Harper, Magnell and Abel are entitled to participate in the Company's Executive Bonus Program.

         All of the foregoing employment agreements require the full-time services of the employees, subject to permitted service with professional-related service organizations and other outside activities that do not materially interfere with the individual's duties to the Company. The agreements also contain covenants (a) restricting the employee from engaging in any activities competitive with the business of the Company during the term of such employment agreements, (b) prohibiting the employee from disclosure of confidential information regarding the Company, and (c) confirming that all intellectual property developed by the employee and relating to the business of the Company constitutes the sole property of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation/Stock Option Committee were Herbert A. Cohen, Kenneth L. Adelman, Ph.D., Tom J. Fatjo, Jr. and Edwin L. Harper, Ph.D. during the fiscal year ended December 31, 1996. Dr. Harper was also appointed the President and Chief Operating Officer of the Company and Environmental on November 18, 1996, and was appointed the Chairman of the Board and Chief Executive Officer of Separation effective January 1, 1997. No other member of the Compensation/Stock Option Committee has any interlocking relationship with any other corporation that requires disclosure under this heading.

REPORT OF THE COMPENSATION/STOCK OPTION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation/Stock Option Committee (the "Committee") of the Board of Directors of the Company was established in November 1996 and did not hold any meetings during the fiscal year ended December 31, 1996. The duties and responsibilities of the Committee include the following:

         (a) approval of annual salaries and other benefits provided for executive officers of the Company;

         (b) approval of the adoption of compensation plans in which the executive officers of the Company may be participants and awarding of benefits under such plans;

         (c) administration and interpretation of the Company's 1996 Stock Option Plan, and determination of the recipients, amounts and other terms (subject to the requirements of the 1996 Stock Option Plan) of options which may be granted under the 1996 Stock Option Plan from time to time; and

         (d) undertaking studies and making recommendations with respect to the Company's compensation structure and policies and the development of management personnel.

         The Committee's policies with respect to executive compensation are intended to achieve the following goals. First, they are intended to create base compensation levels sufficient to attract and retain talented and dedicated executive officers. Second, the compensation policies are intended to provide a direct link between performance during the year (both the performance of the Company as a whole and the performance of the individual officer) as a part of the officer's compensation. Third, the compensation policies are intended to provide executive officers with the opportunity to acquire an entity stake in the Company through the grant of options pursuant to the Company's 1996 Stock Option Plan.

         During the fiscal year ended December 31, 1996, the full Board of Directors approved bonuses and granted options to certain of its executive officers and certain employees. In each case, the Board of Directors' decision was based upon the principles and procedures outlined above.

                                             COMPENSATION/STOCK OPTION COMMITTEE
                                                                Herbert A. Cohen
                                                       Kenneth L. Adelman, Ph.D.
                                                               Tom J. Fatjo, Jr.
                                                          Edwin L. Harper, Ph.D.

                 SECURITY OWNERSHIP OF CERTAIN
ITEM 12.         BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 14, 1997 with respect to (i) the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, and (ii) the number of shares of Common Stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                              Number of Shares of Common     Percentage of Outstanding
                                              Stock Beneficially                    Common Stock
 Number and Address of Beneficial Owner(1)    Owned(2)                            Beneficially Owned
 -----------------------------------------    --------------------            -------------------------
 Commodore Environmental
          Services, Inc. . . . . . . . . .    15,000,000                                69.3%

 Bentley J. Blum . . . . . . . . . . . . .    15,000,000(3)                             69.3%

 Paul E. Hannesson . . . . . . . . . . . .    1,745,275(4)                              8.0%

 Tom J. Fatjo, Jr. . . . . . . . . . . . .    289,800(5)                                1.3%

 Edwin L. Harper . . . . . . . . . . . . .    84,090(6)                                   *

 Albert E. Abel  . . . . . . . . . . . . .    696,554(7)                                3.2%

 Ed L. Romero  . . . . . . . . . . . . . .    450,000                                   2.1%

 Carl O. Magnell . . . . . . . . . . . . .    96,989(8)                                   *

 Kenneth L. Adelman  . . . . . . . . . . .    22,500(9)                                   *

 Herbert A. Cohen  . . . . . . . . . . . .    22,500(9)                                   *

 David L. Mitchell . . . . . . . . . . . .    22,500(9)                                   *

 C. Thomas McMillen  . . . . . . . . . . .    22,500(9)                                   *

 Neil L. Drobny  . . . . . . . . . . . . .    98,767(10)                                  *

 Thomas E. Noel  . . . . . . . . . . . . .    50,000(11)                                  *

 All executive officers
   and directors as
   a group (14 persons)  . . . . . . . . .    15,739,800                                72.7%

________________________________
Percentage ownership is less than 1%.

(1)  The addresses of each of Commodore Environmental Services, Inc., Bentley
     J. Blum, Paul E. Hannesson, Kenneth L. Adelman, Herbert A. Cohen and David L. Mitchell is 150 East 58th Street, Suite 3400, New York, New York 10155. The addresses of Messrs. Abel and Magnell is 1487 Delashmut Avenue, Columbus, Ohio 43212. The addresses of each of Messrs. Tom J. Fatjo, Jr., Edwin L. Harper, Ed L. Romero, C. Thomas

     McMillen and Thomas E. Noel is 6867 Elm Street, Suite 210, McLean, Virginia 22101. Bentley J. Blum and Paul E. Hannesson are brothers-in-law.

(2) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(3) Represents all of the shares of Common Stock held by Environmental, based upon Mr. Blum's beneficial ownership of 28,224,050 shares and his spouse's ownership of 2,000,000 shares of common stock of Environmental, representing together 52.2% of the outstanding shares of Environmental common stock. As of December 31, 1996, there were 57,924,368 outstanding shares of Environmental common stock. Does not include 440,000 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 395,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

(4) Consists of (i) 80,000 shares of Common Stock underlying stock options, representing 20% of the 400,000 stock options granted to Mr. Hannesson under the Plan, which are currently exercisable, (ii) an aggregate of 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (iii) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and
     (iv) currently exercisable options to purchase 500,000 and 950,000 shares of Environmental common stock at $.53 per share and $1.12 per share, respectively, representing collectively 11.4% of the outstanding shares of Environmental common stock. Does not include 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson, and additional stock options to purchase 2,500,000 shares of Environmental common stock at $1.12 per share, which vest and become exercisable ratably on November 18 of each of 1997 through 2001. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children.

(5) Consists of (i) 41,400 shares of Common Stock directly owned by Mr. Fatjo and (ii) 248,000 shares of Common Stock owned by First Financial Alliance Partnership, Inc., in which trusts controlled by Mr. Fatjo own 20% of the capital stock. Does not include 124,200 shares of Common Stock owned by Tom J. Fatjo III, the son of Mr. Fatjo. Mr. Fatjo disclaims any beneficial interest in the shares of Common Stock owned by or for the benefit of his son.

(6) Consists of (i) 32,475 shares of Common Stock underlying stock options, representing 20% of the 162,375 stock options granted to Mr. Harper under the Plan, which are currently exercisable and (ii) currently exercisable options to purchase 200,000 shares of Environmental common stock at $1.12 per share.

(7) Consist of (i) Mr. Abel's indirect beneficial interest in the shares of Common Stock, based upon his ownership of 1,000,000 shares of Environmental common stock, currently exercisable options to purchase an additional 1,000,000 shares of Environmental common stock, and a warrant to purchase 667,964 shares of Environmental common stock at $.05 per share, and (ii) 25,000 shares of Common Stock, representing 20% of the 125,000 stock options granted to Mr. Abel under the Plan, which are currently exercisable.

(8) Consists of (i) Mr. Magnell's indirect beneficial interest in the shares of Common Stock, based upon his ownership of 90,000 shares of Environmental common stock, and currently exercisable options to purchase 150,000 shares of Environmental common stock at $.50 per share, and (ii) 35,000 shares of Common Stock, representing stock options granted to Mr. Magnell under the Plan, which are currently exercisable.

(9) Consists of 33-1/3% of the 67,500 stock options granted to each of Messrs. Adelman, Cohen, Mitchell and McMillen under the Plan, which are immediately exercisable. See "Executive Compensation - Stock Options."

(10) Consists of (i) Dr. Drobny's indirect beneficial interest in the shares of Common Stock, based upon his beneficial ownership of 7,266 shares of Environmental common stock and options to purchase 240,000 shares of Environmental common stock at $.50 per share, and (ii) 35,000 shares of Common Stock underlying stock options, representing 20% of the 175,000 stock options granted to Dr. Drobny under the under the Plan, which are currently exercisable.

(11) Consists of 50,000 shares of Common Stock underlying stock options, representing 20% of the 250,000 stock options granted to Mr. Noel under the Plan, which are currently exercisable.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         Since its acquisition of the capital stock of Commodore Labs (formerly A.L. Sandpiper Corporation) in 1993, Environmental has advanced an aggregate of $8,925,426 to the Company, which has been used to finance the development of SET(TM), including salaries of personnel, equipment, facilities and patent prosecution. These cash advances by Environmental were evidenced by successive unsecured 8% promissory notes of the Company's predecessors, and, at December 31,1995, by the Environmental Funding Note. Kraft Capital Corporation ("Kraft"), a corporation wholly owned by Bentley J. Blum, the principal stockholder of Environmental and a director of the Company and of Environmental, provided approximately $656,000 of such financing to Environmental. Environmental has provided additional advances to the Company of $978,896 for the three months ended March 31, 1996, which were repaid by the Company subsequent to its obtaining a line of credit provided by a commercial bank in April 1996.

         In March 1996, the Company was formed as a wholly-owned subsidiary of Environmental. Prior to its June 1996 initial public offering, in exchange for the issuance of 15,000,000 shares of Common Stock, Environmental contributed to the Company (i) all of the assets and properties (including joint working proposals, quotations and bids in respect to projects and contracts awarded for feasibility studies), subject to all of the liabilities, of its operating divisions relating to SET(TM) and the exploitation of the SET(TM) technology and processes in all commercial and governmental applications; (ii) all of the outstanding shares of the capital stock of each of Commodore Labs, Inc., Commodore Remediation Technologies, Inc., Commodore Government Environmental Technologies, Inc., Commodore Technologies, Inc. and Sandpiper Properties, Inc. (except for a 9.95% minority interest in Commodore Labs, which is currently held by Albert E. Abel but acquired by Environmental (and thereafter contributed by Environmental to the Company) upon completion of its June 1996 initial public offering); and (iii) a portion of the Environmental Funding Note in the amount of $3.0 million.

         In April 1996, Bentley J. Blum personally guaranteed a $2.0 million line of credit for the Company from a commercial bank. The initial borrowings under the line of credit, in the approximate amount of $1.0 million, were utilized to repay advances made by Environmental to the Company in 1996, and Environmental, in turn, utilized such funds to repay Kraft the funds provided by Kraft to Environmental for purposes of the advances to the Company. The Company applied $2.0 million of the net proceeds of its June 1996 initial public offering to repay the line of credit, and Mr. Blum's guarantee was released at such time.

         In June 1996, Environmental acquired from Albert E. Abel, the Company's Vice President, the remaining 9.95% of the outstanding shares of common stock of Commodore Labs which was not owned by the Company, and Environmental contributed such shares to the Company, for no additional consideration. To acquire the remaining shares of Commodore Labs, Environmental paid Mr. Abel the sum of $750,000 in cash, and issued a ten-year, 8% promissory note to Mr. Abel in the principal amount of $2,250,000, payable as to interest only until the maturity of the note on the tenth anniversary of the date of issuance.

Simultaneously, the Company settled all outstanding obligations for accrued compensation payable to Mr. Abel and for amount receivable by the Company from Mr. Abel, and that the net payment to Mr. Abel arising therefrom approximated $120,000. The Company paid such amount to Mr. Abel from the proceeds of its June 1996 initial public offering.

         Effective as of December 1, 1996, the Company transferred certain of its operating assets related to its SET(TM) technology to CAS, subject to certain liabilities related to such assets, in exchange for 100 shares of common stock, par value $.01 per share, of CAS, representing all of the issued and outstanding shares of capital stock of CAS. CAS agreed to assume all of the net assets of the Company relating to its SET(TM) technology at December 1, 1996, which assets had an aggregate value of approximately $4.0 million at such date, and all known or unknown contingent or unliquidated liabilities of and claims against the Company and its subsidiaries to the extent they relate to or arise out of the transferred assets. The Company retained, among other things,
(a) all temporary cash investments of the Company at December 1, 1996, aggregating approximately $14.1 million, and (b) the principal executive offices and related assets of the Company located in McLean, Virginia. See "Business--Recent Developments--Transfer of Certain Operating Assets to CAS" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Effective as of December 2, 1996, as part of a corporate restructuring to consolidate all of its current environmental technology businesses within the Company, Environmental transferred to the Company 100% of the capital stock of Separation and 100% of the capital stock of Refrigerant. In addition, Environmental assigned to the Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to Separation. Such advances have been capitalized by the Company as its capital contribution to Separation. In consideration for such transfers, the Company paid Environmental $3.0 million in cash and, subject to any applicable stockholder approval and notification requirements, shall issue to Environmental a warrant expiring December 2, 2003 to purchase 7,500,000 shares of the Company's Common Stock at an exercise price of $15.00 per share, valued at $2.4 million.
See "Business--Recent Developments--Acquisition of Commodore Separation Technologies, Inc. and Commodore CFC Technologies, Inc." and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

         At December 31, 1996, the Company and its subsidiaries had advanced an aggregate of $1,500,000 to Lanxide Performance Materials, Inc. ("LPM"), a wholly owned subsidiary of Lanxide Corporation, a Delaware corporation ("Lanxide") which specializes in the manufacture of ceramic bonding and refractory materials. Lanxide is related to Applied by significant common beneficial ownership. The promissory notes become due on February 28, 1998. Interest receivable on the note totaled $18,000 as of December 31, 1966. The notes are collateralized by the assets of LPM and guaranteed by Lanxide on behalf of its subsidiary.

LICENSES OF SET(TM) TECHNOLOGY

         As a result of its acquisitions of the capital stock of Commodore Labs, the Company acquired all patents, discoveries, technology and other intellectual property in connection with the SET(TM) process system which it later transferred to CAS effective December 1, 1996. Environmental licenses from CAS the exclusive worldwide right with the right to sublicense, to make, use, sell and exploit, itself or jointly with other third parties, for the life of all patents now or hereafter owned by the CAS, the SET(TM) process and all related technology underlying such patents and intellectual property in all domestic and international commercial and industrial applications, in connection with the destruction of CFCs and other ozone-depleting substances (the "CFC Business"); provided that such license expressly limits the rights of the licensee(s) and others who may be sub-licensees or users of the Company's patents and technologies to the CFC Business.

         The Company and its stockholders, other than Environmental, will not receive any direct or indirect benefit from any revenues delivered from the CFC Business, and any losses or other contingent liabilities incurred by CFC Technologies and other entities operating businesses related to the CFC Business may have a material adverse effect on Environmental, which, in turn, may adversely affect the Company.

TECHNOLOGY SERIES

         The Company has entered into five-year technology and technical support agreement with Environmental and CFC Technologies. Pursuant to such agreement, the Company will provide certain research and development, equipment engineering and technical support to enable Environmental and CFC Technologies to exploit the CFC Business. Under such agreement, the Company will provide Environmental and CFC the services of certain Company personnel and equipment. The Company will charge CFC Technologies and Environmental a fee equal to the sum of (a) the actual costs of all materials and equipment utilized in connection with such services; and (b) an hourly rate allocable to the services rendered by all Company personnel which shall be equal to 120% of the average hourly rate of compensation then payable by the Company to such persons (based on a 35-hour work week). Under the terms of the technology and technical services agreement, in no event will the employees of the Company be required to expend in access of 25% of their business and professional time in any 90-day period to rendering services to Environmental or CFC Technologies, without the majority approval or consent of Kenneth L. Adelman, Herbert A. Cohen and David L. Mitchell, or such other members of the Board of Directors of the Company not otherwise affiliated with or employed by Environmental, the Company or any of their respective subsidiaries.

FUTURE TRANSACTIONS

         In connection with the Company's initial public offering in June 1996, the Company's Board of Directors has adopted a policy whereby any future transactions between the Company and any of its subsidiaries, affiliates, officers, directors, principal stockholders and any affiliates of the foregoing will be on terms no less favorable to the Company than could reasonably be obtained in "arms length" transactions with independent third parties, and that any such transactions also be approved by a majority of the Company's disinterested outside directors, including one of the designees of National Securities Corporation so long as they are serving on the Company's Board of Directors.

                                    PART IV

         EXHIBITS, FINANCIAL STATEMENT
ITEM 14. SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Annual Report:


                                                                                            Page No.
                                                                                            --------
 Financial Statements.
 --------------------
          Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . .    F-1

          Consolidated Balance Sheet as of December 31, 1995 and 1996  . . . . . . . . .    F-2

          Consolidated Statements of Operations for the years ended                         F-3
                  December 31, 1994, 1995 and 1996 . . . . . . . . . . . . . . . . . . .

          Consolidated Statements of Stockholders' Equity for the years                     F-4
                  ended December 31, 1994, 1995 and 1996 . . . . . . . . . . . . . . . .

          Consolidated Statements of Cash Flows for the years ended                         F-5
                  December 31, 1994, 1995 and 1996 . . . . . . . . . . . . . . . . . . .

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .    F-6

 Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    None

 Exhibits.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  1.1         Form of Underwriting Agreement between the Company and National Securities
              Corporation, as Representative of the several Underwriters listed therein (the
              "Representative"). (1)

  3.1         Certificate of Incorporation of the Company. (1)

  3.2         By-Laws of the Company. (1)

  4.1         Specimen Common Stock Certificate. (3)

  4.2         Form of Warrant Agreement between the Company and The Bank of New York. (1)

  4.3         Specimen Warrant Certificate. (1)

  4.4         Form of Representative's Warrant Agreement between the Company and the
              Representative, including form of Representative's Warrant therein. (1)

 10.1         Employment Agreement, dated June 1, 1995, between Commodore and Neil L.
              Drobny, and conditional assignment thereof by Commodore to the Company, dated
              March 29, 1996. (1)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
 10.2         Employment Agreement, dated August 31, 1995, between Commodore and Carl O.
              Magnell, and conditional assignment thereof by Commodore to the Company, dated
              March 29, 1996. (1)

 10.3         Form of Employment Agreement, dated July 28, 1993, between Commodore
              Laboratories, Inc. ("Commodore Labs") and Albert E. Abel, with conditional assignment thereof by Commodore Labs to the Company, dated March 29, 1996. (1)

 10.4         Employment Agreement, dated October 3, 1994, between Commodore and Vincent
              Valeri, and conditional assignment thereof by Commodore to the Company, dated
              March 29, 1996. (1)

 10.5         Non-Competition, Non-Disclosure and Intellectual Property Agreement, dated
              March 29, 1996, between the Company and Gerry D. Getman. (1)

 10.6         Employment Agreement, dated as of March 29, 1996. between the Company and Paul
              E. Hannesson. (2)

 10.7         1996 Stock Option Plan of the Company. (1)

 10.8         Executive Bonus Plan of the Company. (1)

 10.9         Nationwide Permit for PCB Disposal issued by the EPA to Commodore Remediation
              Technologies, Inc. (1)

10.10         Memorandum of Understanding, dated April 9, 1996, between Teledyne Brown
              Engineering (a Division of Teledyne Industries, Inc.) and Commodore Government
              Environmental Technologies, Inc. (1)

10.11         Memorandum of Understanding. dated March 28, 1996, between Sharp Associates,
              Inc. and the Company. (1)

10.12         Memorandum of Understanding, dated April 12, 1996, between Sverdrup
              Environmental, Inc. and the Company. (1)

10.13         Credit Facility Agreement and Promissory Note, dated April 5, 1996, between the Company and Chemical Bank, and Guaranty and General Loan and Collateral
              Agreement, each dated April 5, 1996, between Bentley J. Blum and Chemical
              Bank. (1)

10.14         Demand Promissory Note, dated December 31, 1995, in the principal amount of
              $8,925,426, issued by Commodore Labs to Environmental. (1)

10.15         Form of $4,000,000 Promissory Note issued by the Company to Environmental, in partial replacement of the $8,925,426 Demand Promissory Note, dated December
              31, 1995, issued by Commodore Labs to Environmental. (1)

10.16         Bond Purchase Agreement, dated December 3, 1993, by and between Environmental and Credit Agricole Deux Sevres. (1)

 EXHIBIT NO.   DESCRIPTION
 -----------   -----------
 10.17         License Agreement, dated as of March 29, 1996, by and between the Company and
               Environmental, relating to the use of AGENT 313 in the CFC Business. (2)

 10.18         Form of Technology and Technical Services,Agreement to be entered into between the Company and CFC Technology, Inc. (2)

 10.19         Voting Agreement, dated June 28, 1996, among Commodore Environmental Services,
               Inc., Bentley J. Blum, the Company and National Securities Corporation. (4)

 10.20         Agreement and Plan of Merger, dated September 27, 1996, by and between the
               Company, CXI-ASI Acquisition Corp. and Advanced Sciences, Inc. (5)

 10.21         Agreement and Plan of Merger, dated September 27, 1996, by and between the
               Company CXI-ASE Acquisition Corp. and A.S. Environmental, Inc. (5)

*10.22         Agreement of Transfer, dated as of December 1, 1996 by and between the Company and Commodore Advanced Sciences, Inc.

*10.23         Bill of Sale, dated as of December 1, 1996, by and between the Company and
               Commodore Advanced Sciences, Inc.

 10.24         Stock Purchase Agreement, dated as of December 2, 1996, between the Company and Commodore Environmental Services, Inc. (6)

 10.25         Employment Agreement, dated as of October 31, 1996, between
               Environmental and Edwin L. Harper.(7)

 10.26         Form of Employment Agreement between Environmental and Paul E.
               Hannesson.(8)

 *22.1         Subsidiaries of the Company.

 *27.1         Financial Data Schedule.

___________________
* Filed herewith.

(1) Incorporated by reference and filed as Exhibit to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 2, 1996 (File No. 333-4396).

(2) Incorporated by reference and filed as Exhibit to Registrant's Amendment no. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 1996 (File No. 333-4396).

(3) Incorporated by reference and filed as Exhibit to Registrant's Amendment no. 2 to Registration Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 25, 1996 (File No. 333-4396).

(4) Incorporated by reference and filed as Exhibit to Registrant's Post-Effective Amendment no. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 1, 1996 (File No. 333-4396).

(5) Incorporated by reference and filed as Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996 (File No. 1-11871).

(6) Incorporated by reference and filed as Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1997 (File No. 1-11871).

(7) Incorporated by reference and filed as Exhibit to Amendment No. 3 to Registration Statement on Form S-1 of Separation filed with the Securities and Exchange Commission on January 23, 1997 (File No. 333-11815).

(8) Incorporated by reference and filed as Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of Environmental filed with the Securities and Exchange Commission on April 15, 1997 (File No. 0-10054).

Reports on Form 8-K:

     On October 15, 1996, the Company filed with the Commission a Current Report on Form 8-K with respect to its acquisition of Advanced Sciences, Inc. and A.S. Environmental, Inc.

     On December 11, 1996, the Company filed with the Commission a Current Report on Form 8-K with respect to the mutual agreement of the Company and Tanner & Co to terminate their relationship.

     On January 22, 1997, the Company filed with the Commission a Current Report on Form 8-K with respect to its acquisition of all of the capital stock of Commodore Separation technologies, Inc. and Commodore CFC Technologies, Inc. from Commodore Environmental Services, Inc.

     On March 27, 1997, the Company filed with the Commission Amendment No. 1 on Form 8-K/A to the Company's Current Report on Form 8-K with respect to its acquisition of all of the capital stock of Commodore Separation Technologies, Inc. and Commodore CFC Technologies, Inc. from Commodore Environmental Services, Inc.

                                   SIGNATURES

     Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on April 15, 1997.



                                  COMMODORE APPLIED TECHNOLOGIES, INC.


                                  By: /s/ WILLIAM E. INGRAM
                                      -----------------------------------------
                                      William E. Ingram, Vice President,
                                      Finance


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ EDWIN L. HARPER                President and Chief                         April 15, 1997
 --------------------------------   Operating Officer (Principal
 Edwin L. Harper                    Executive Officer)


 /s/ WILLIAM E. INGRAM              Vice President, Finance                     April 15, 1997
 --------------------------------   (Principal Financial Officer)
 William E. Ingram

 /s/ PAUL E. HANNESSON              Chairman of the Board                       April 15, 1997
 --------------------------------
 Paul E. Hannesson

 /s/ EDWIN L. HARPER                Co-Vice Chairman of the Board               April 15, 1997
 --------------------------------
 Edwin L. Harper

 /s/ TOM J. FATJO, JR.              Co-Vice Chairman of the Board               April 15, 1997
 --------------------------------
 Tom J. Fatjo, Jr.

 /s/ THOMAS E. NOEL                 Director                                    April 15, 1997
 --------------------------------
 Thomas E. Noel

 /s/ KENNETH L. ADELMAN             Director                                    April 15, 1997
 --------------------------------
 Kenneth L. Adelman

 /s/ BENTLEY J. BLUM                Director                                    April 15, 1997
 -------------------------------
 Bentley J. Blum

 /s/ HERBERT A. COHEN               Director                                    April 15, 1997
 --------------------------------
 Herbert A. Cohen

 /s/ C. THOMAS McMILLEN             Director                                    April 15, 1997
 --------------------------------
 C. Thomas McMillen

 /s/ DAVID L. MITCHELL              Director                                    April 15, 1997
 --------------------------------
 David L. Mitchell

 /s/ ED L. ROMERO                   Director                                    April 15, 1997
 --------------------------------
 Ed L. Romero

COMMODORE
APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Commodore Applied Technologies, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



Price Waterhouse LLP




Philadelphia, Pennsylvania
April 11, 1997

                        [TANNER + COMPANY LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT





TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF COMMODORE APPLIED TECHNOLOGIES, INC.


         We have audited the accompanying consolidated balance sheet of Commodore Applied Technologies, Inc., and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc., and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.



                                        TANNER + CO.





Salt Lake City, Utah
January 19, 1996




                                      F-1A

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------

                                                                                    1996      1995
                                    ASSETS
Current assets:
    Cash (Note 2)                                                                 $  4,617   $     4
    Temporary investments (Note 2)                                                   7,459        --
    Accounts receivable, net (Notes 2, 4 and 7)                                      7,149        --
    Notes and advances to related parties                                            1,680        --
    Restricted cash and certificates of deposit (Note 2)                               670        --
    Prepaid assets and other current receivables                                       581        --
                                                                                  --------   -------
    Total current assets                                                            22,156         4
Other receivables                                                                       63        --
Other investments (Note 5)                                                             505        --
Property and equipment, net (Notes 2 and 6)                                          2,044       900
Other assets (Notes 2 and 3)
    Patents and completed technology, net of accumulated amortization of
      $140 and $19, respectively                                                     1,004       184
    Goodwill, net of accumulated amortization of $113                                7,560        --
    Other                                                                              124         3
                                                                                  --------   -------
                                                                                     8,688       187
                                                                                  --------   -------
    Total Assets                                                                  $ 33,456   $ 1,091
                                                                                  ========   =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $  3,804   $   209
    Notes payable to principal stockholder                                              --     8,925
    Payables to related parties                                                        252        --
    Current portion of long term debt                                                   89        --
    Line of credit (Note 7)                                                          7,042        --
    Other accrued liabilities                                                        1,978        70
                                                                                  --------   -------
       Total current liabilities                                                    13,165     9,204
Long term debt                                                                          29        --
Payable to related parties (Note 10)                                                   186       429
                                                                                  --------   -------
       Total liabilities                                                            13,380     9,633
Commitments and contingencies (Note 11)                                                 --        --
Stockholders' equity:
    Preferred stock (Commodore Laboratories, Inc.), par value $1 per share,
     10% non-cumulative 600,000 shares authorized, 19,372 issued and outstanding        --        19
    Common stock (Commodore Laboratories, Inc.),
     par value $.01 per share, 1,000,000 authorized shares, 147,012 shares
     issued and outstanding                                                             --         2
    Common stock, par value $0.001 per share, 50,000,000 shares authorized,
     21,650,000 issued and outstanding                                                  22        --
    Additional paid-in capital                                                      34,270        10
    Accumulated deficit                                                            (14,216)   (8,573)
                                                                                  --------   -------
       Total stockholders' equity                                                   20,076    (8,542)
                                                                                  --------   -------
    Total Liabilities And Stockholders' Equity                                    $ 33,456   $ 1,091
                                                                                  ========   =======


               The accompanying notes are an integral part of the
                       consolidated financial statements

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------

                                                 1996      1995      1994

Contract revenues (Note 2)                     $  5,123   $    --   $    --
Costs and expenses:
    Cost of sales                                 4,136        --        --
    Research and development (Note 2)             2,364     1,815       380
    General and administrative                    3,412     1,773     1,369
    Amortization (Note 2)                           219        --        --
    In-process technology acquired                   --        --     2,424
                                               --------   -------   -------
       Total costs and expenses                  10,131     3,588     4,173
                                               --------   -------   -------
Loss before interest, taxes and equity in
    losses of unconsolidated subsidiary          (5,008)   (3,588)   (4,173)

    Interest income (Note 10)                       477         6         7
    Interest expense                               (617)     (274)     (551)
    Income tax expense (Note 8)                      --        --        --
                                               --------   -------   -------
    Net loss before affiliate losses             (5,148)   (3,856)   (4,717)
Equity in losses of unconsolidated subsidiary      (495)       --        --
                                               --------   -------   -------
    Net loss                                   $ (5,643)  $(3,856)  $(4,717)
                                               ========   =======   =======
    Net loss per share (Note 2)                $   (.31)  $  (.26)  $  (.31)
                                               ========   =======   =======



                 The accompanying notes are an integral part of
                     the consolidated financial statements

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)
----------------------

                                            PREFERRED STOCK          COMMON STOCK      ADDITIONAL
                                           ------------------     -------------------    PAID-IN     ACCUMULATED
                                            SHARES     AMOUNT       SHARES     AMOUNT    CAPITAL       DEFICIT
                                           -------     ------     ----------   ------    -------       -------
BALANCE, JANUARY 1, 1994                    19,372      $ 19         147,012     $ 2     $     10      $     --
   Net loss                                     --        --              --      --           --        (4,717)
                                           -------      ----      ----------     ---     --------      --------
BALANCE, DECEMBER 31, 1994                  19,372        19         147,012       2           10        (4,717)
   Net loss                                     --        --              --      --           --        (3,856)
                                           -------      ----      ----------     ---     --------      --------
BALANCE, DECEMBER 31, 1995                  19,372        19         147,012       2           10        (8,573)
Conversion of note payable to
    principal shareholder to equity             --        --      14,852,988      14        2,986            --
Redemption of predecessor's
   preferred stock                         (19,372)      (19)             --      --           --            --
Sale of common stock                            --        --       5,750,000       5       30,546            --
Acquisition of remaining interests
   in Commodore Laboratories, Inc.              --        --              --      --          706            --
Issuance of stock options                       --        --              --      --           20            --
Acquisition of Advanced Sciences, Inc.          --        --         900,000       1        2,249            --
Acquisition of Commodore Separation
   Technologies Inc., Commodore CFC
   Technologies, Inc. and CFC
   Technologies, Inc. (See Note 3)              --        --              --      --       (4,647)           --
Issuance of Common Stock Warrants
(See Note 3)                                    --        --              --      --        2,400            --
Net loss                                        --        --              --      --           --        (5,643)
                                           -------      ----      ----------     ---     --------      --------
BALANCE, DECEMBER 31, 1996                      --      $ --      21,650,000     $22     $ 34,270      $(14,216)
                                           =======      ====      ==========     ===     ========      ========



               The accompanying notes are an integral part of the
                       consolidated financial statements

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)
----------------------

                                                                             DECEMBER 31,
                                                                 ----------------------------------
                                                                   1996         1995         1994
                                                                 --------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $ (5,643)     $(3,856)     $(4,717)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                561           41           28
         Undistributed losses of unconsolidated subsidiary            495           --           --
         Provision for related party bad debts                         --           98           --
         Write off of in-process technology                            --           --        2,424
     Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                       (2,351)          --           --
         Prepaid assets                                              (190)          --           --
         Other accounts receivable                                    (63)          (7)          (7)
         Accounts payable and accrued liabilities                     153          (74)         247
         Other accruals                                              (121)          --           --
                                                                 --------      -------      -------
              Net cash used in operating activities                (7,159)      (3,798)      (2,025)
                                                                 --------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment purchased or constructed                              (335)        (227)        (705)
     Patents acquired                                                 (58)        (137)         (41)
     Purchase of Commodore Separation Technologies
         Inc., Commodore CFC Technologies, Inc. and
         CFC Technologies, Inc., net of cash acquired              (2,870)          --           --
     Temporary investments purchased                               (7,459)          --           --
     Advances to related parties                                   (1,680)          --           --
     Increase in restricted cash                                     (519)          --           --
     Other investments                                             (1,000)          --           --
                                                                 --------      -------      -------
     Net cash used in investing activities                        (13,921)        (364)        (746)
                                                                 --------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of stock                                                 30,551           --           --
     Payments to principal shareholder                             (5,925)          --           --
     Borrowings from principal shareholder                             --        4,166        2,720
     Borrowings under the line of credit                            1,361           --           --
     Payments on long term debt and capital leases                   (255)          --            1
     Repayment of related party notes payable                         (39)          --           --
                                                                 --------      -------      -------
         Net cash provided by financing activities                 25,693        4,166        2,721
Increase (decrease) in cash                                         4,613            4          (50)
Cash, beginning of period                                               4           --           50
                                                                 --------      -------      -------
Cash, end of period                                              $  4,617      $     4      $     0
                                                                 ========      =======      =======



Supplemental disclosure of cash flow information

Operations reflect actual amounts paid for interest and income taxes as follows:


                                               1996         1995         1994
         Interest paid                       $  1,442      $    --      $    --
                                             ========      =======      =======
         Taxes paid                          $     --      $    --      $    --
                                             ========      =======      =======


                 The accompanying notes are an integral part of
                     the consolidated financial statements

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------


1.   BACKGROUND

     Commodore Applied Technologies, Inc. and subsidiaries ("Applied"), a majority-owned subsidiary of Commodore Environmental Services, Inc. ("Commodore"), is engaged in the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons
     (CFCs).

     Applied is currently working on the commercialization of these technologies through various acquisitions, licensing agreements and joint ventures. Through Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks as these contracts constitute a major portion of the subsidiaries revenues, such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow Applied to obtain new contracts in the future. Prior to the acquisition of ASI, Applied was considered to be a developmental stage company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Applied and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method as Applied does not have a controlling interest in the venture.

     SEGMENT REPORTING

     Applied currently has one principal business line in environmental technologies. Applied and its subsidiaries operate primarily in the United States but it has two international subsidiaries in Mexico and Argentina.

     CASH AND CASH EQUIVALENTS

     Applied considers cash and highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 1996 cash and cash equivalents included cash of $995 and highly liquid investments of $3,622.

     RESTRICTED CASH AND CERTIFICATES OF DEPOSIT

     Restricted cash at December 31, 1996 consisted of $670 held in an interest bearing deposit account as collateral on the line of credit.

     DEBT AND EQUITY INVESTMENTS

     Applied adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1996. Prior to 1996, no material debt or equity securities were held.

     Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determinations at each balance sheet date. Applied currently invests in only short term investments of less than six months which it classifies as available for sale. Applied's investments in debt and equity securities are diversified among securities with high credit ratings in accordance with the company's investment policy.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Convertible bonds, notes receivable and temporary investments are financial instruments that are subject to possible material market variations from the recorded book value. There are no material differences between the fair value of these financial instruments and the recorded book value as of December 31, 1996.

     REALIZATION ALLOWANCE

     Receivables are accounted for net of allowances for estimated uncollectable amounts

     RESEARCH AND DEVELOPMENT

     Research and development expenditures are charged to operations as incurred except for those costs relating to design or construction of assets having alternate future uses which are then capitalized and depreciated over their estimated useful lives.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded. Provisions for depreciation are computed on the straight-line method based on the estimated useful lives of the assets. Management anticipates that research equipment constructed by Applied and its subsidiaries during 1996 will be placed in service in 1997.

     OTHER ASSETS

     Goodwill represents the fair value of securities issued plus the fair value of net liabilities assumed in connection with the acquisition of ASI (see Note 3). Goodwill is being amortized on a straight line basis over its estimated 30 year life. Completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories ("Labs") (see Note 3). Completed technology and patents are being amortized on a straight line basis over their estimated 7 and 17 year lives, respectively. The Company annually evaluates the existence of impairment on the basis of whether the goodwill and the patents and completed technology are fully recoverable from the projected undiscounted net cash flows of the assets to which they relate.


     REVENUE RECOGNITION

     Substantially all of the company's revenues are from Advanced Sciences, Inc. ("ASI"), and consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

     Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $2,306 at December 31, 1996.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


     Contract costs, both direct and indirect are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management believes appropriate allowances have been established to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited ASI's contracts through September 30, 1993. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

     LOSS PER SHARE

     Loss per share is computed based on the weighted average number of shares outstanding at the end of the period. Shares used to determine loss per share exclude common stock equivalents as they are antidilutive. Accordingly, loss per share is based on the weighted average shares outstanding of 18,100,000 and 15,000,000 and 15,000,000 for the years ended December 31, 1996, 1995 and 1994 respectively.

     CONCENTRATION OF CREDIT RISK

     Applied maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The company has not experienced any losses in such accounts. Applied believes it is not exposed to any significant credit risk on cash and cash equivalents.

     INCOME TAXES

     Applied provides for deferred income taxes on estimated future tax effects of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain amounts have been reclassified to conform with the current year presentation.

     NEW ACCOUNTING PRONOUNCEMENTS

     In 1996, Applied adopted the Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" which requires the recognition of an impairment loss for long-lived assets held for use when the estimate of undiscounted future cash flows expected to be generated by the individual asset is less than its carrying amount. Management estimates that none of Applied's long-lived assets are impaired under this definition at December 31, 1996. Although management uses the best information available on which to base its assumptions, future impairments could occur based upon future changes in economic conditions.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for employee stock options or similar equity instruments. FAS 123 allows the Company the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. Applied has adopted the disclosure approach (see Note 9).

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


3.   ACQUISITIONS AND REORGANIZATIONS

     On March 29, 1996, Commodore, Applied's sole shareholder at that date, in exchange for the issuance of 15,000,000 shares of Applied common stock, capitalized the company, as follows: (1) contributed 90.05 percent of the outstanding common stock of Labs and 100 percent of the outstanding capital stocks of Commodore Technologies ("Technologies"), Commodore Government Environmental ("Government"), Commodore Remediation Technologies ("Remediation"), and Sandpiper Properties ("Sandpiper"), (2) assigned all rights, titles, and interests in its contracts, assets, and properties related to AGENT 313 to Applied, and (3) contributed $3,000 of a promissory note to Applied for the purpose of funding the development of AGENT 313. This exchange (along with the July 1996 transaction described in the second succeeding paragraph) were recorded by Applied at Commodore's historical book value.

     In June of 1996, Applied made a public offering of 5,750,000 shares of its $.001 par value common stock for $6.00 per share. Along with each share was one detachable warrant valued at $.10, which entitles its owner to one Applied share of stock at the price of $8.40 per share for the period from June 28, 1997 until June 28, 2001. These warrants are redeemable by Applied for $.01 per share if the average trading price of Applied stock for any 20 day period is greater than or equal to $18.00 per share. Net proceeds from the offering were $30,551.

     In July 1996, Commodore acquired the remaining 9.95% of Labs and contributed its investment to Applied. The excess of Commodore's purchase price of $3,000 over the $2,294 fair value of the net assets acquired has been recorded as completed technology and is being amortized over 7 years.

     On October 1, 1996, Applied acquired all of the outstanding voting common stock of Advanced Sciences, Inc. ("ASI") and A.S. Environmental, Inc. ("ASE"). This transaction also included the purchase of ASI's foreign subsidiaries, Advanced Sciences Integrada, S.A., ("ASI Argentina") and Advanced Sciences Integrated Mexico, S.A., ("ASI Mexico'). The acquisition has been recorded using the purchase method of accounting. Accordingly, the results of operations of ASI have been included in those of Applied for the period subsequent to the date of acquisition.

     In consideration for the ASI and ASE stock, Applied issued 900,000 shares of common stock to ASI and ASE shareholders, with a fair value of $2,250. Assets and liabilities acquired are as follows:

Cash                                                             $   199
Accounts receivable                                                4,783
Prepaid expenses                                                     286
Restricted cash                                                      151
Property and equipment                                               377
Trade payables                                                    (3,234)
Accrued expenses                                                  (1,931)
Line of credit                                                    (5,681)
Notes payable                                                       (200)
Capital leases and other long-term obligations                      (173)
                                                                 -------
Net liabilities in excess of assets purchased                     (5,423)
Issuance of common stock                                          (2,250)
                                                                 -------
Goodwill                                                         $(7,673)
                                                                 =======

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


     The unaudited pro forma combined results of operations of Applied for the years ended December 31, 1996 and 1995, as if the acquisition had occurred on January 1, 1995, are as follows:

                              1996          1995
                            --------      --------
     Revenue                $ 26,649      $ 33,337
     Net loss                (10,044)       (6,162)
     Net loss per share     $  (0.53)     $  (0.39)


     Due to the fact that ASI's year end prior to the acquisition date was as of September 30, the foregoing unaudited pro forma results of operations consists of the combination of Applied's annual results as of December 31, 1996 and 1995 and ASI annual results for the period ended September 30, 1996 and 1995.

     On December 2, 1996 Applied purchased Commodore Separation Technologies Inc. ("Separation"), Commodore CFC Technologies, Inc. ("CCFC") and CFC Technologies, Inc. ("CFC") from Commodore for $5,400, consisting of $3,000 in cash and (subject to compliance with any applicable stockholder approval or notice requirements) warrants to purchase 7,500,000 shares of Applied's common stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. The acquisition has been accounted for as a transaction between entities under common control. Applied has recorded its investment in Separation, CFC and CCFC as $753, which is equal to Commodore's historical basis in these subsidiaries. The difference between this amount and the $5,400 paid to Commodore has been recorded as a direct reduction in the paid-in capital of Applied.

4.   RECEIVABLES

     The components of the company's trade receivable are as follows as at December 31, 1996:


              Contract receivables:
                 Amounts billed                                                     $ 9,066
                 Retainages                                                             128
                 Unrecovered costs and estimated profits
                  subject to future negotiation - not billed                             71
                                                                                    -------
                                                                                      9,265
              Less: Allowance for doubtful accounts and potential disallowances      (2,306)
                                                                                    -------
              Contract receivables - net                                              6,959
              Other receivables, net of allowance of $306                               190
                                                                                    -------
                 Total receivables - net                                            $ 7,149
                                                                                    =======


     The balances billed but not paid by customers pursuant to retainage provisions are due upon completion and acceptance of the contracts.

     Unbilled receivables include current and prior year costs and fees billable upon specified events (including settlement of prior years' government audits). All such amounts have been classified as current assets although certain amounts may not be collected within one year depending on when the conditions are satisfied.

     Substantially all of trade receivables are pledged to secure its line of credit (see Note 7).

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


5.   OTHER INVESTMENTS

     On August 6, 1996, the Company and Teledyne Environmental, Inc. formed a joint venture named Teledyne-Commodore, LLC ("the LLC") and signed a licensing agreement for one of Applied's patented remediation technologies. The LLC was funded by a $1,000 capital contribution from each Teledyne and the Company on October 1, 1996. This investment is accounted for under the equity method. Summarized information of the LLC results of operations is as follows at December 31, 1996:

              Revenues                             $    16
              Expenses                               1,006
                                                   -------
              Net Loss                                (990)
                                                   -------
              Applied equity in net loss (50%)     $  (495)
                                                   =======

              Investment in LLC:
                Gross value                        $ 1,000
                Equity in net loss                    (495)
                                                   -------
                Net amount                         $   505
                                                   =======


6.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                           AVERAGE           DECEMBER 31,
                                                                         USEFUL LIFE     1996          1995
                                                                         -----------    --------     --------
         Machinery and equipment                                              10        $  1,987     $    865
         Furniture and fixtures                                                5             427          120
         Other                                                                 5              38           --
                                                                                        --------     --------
                                                                                           2,452          985


         Less: accumulated depreciation and amortization                                     408           85
                                                                                        --------     --------

         Total property and equipment                                                   $  2,044     $    900
                                                                                        ========     ========

7.   LINE OF CREDIT

     At December 31, 1996, ASI has a $7,042 outstanding balance on a $9,250 revolving line of credit due September 30, 1997 with interest payable monthly at prime plus 1 percent (9.25 percent as of December 31, 1996). The credit line is secured by $670 of restricted cash, a $2,000 guarantee from Applied and the receivables of ASI. The line of credit contains certain financial covenants and restrictions including minimum ratios that ASI must satisfy. ASI was not in compliance with the covenants at December 31, 1996. On January 17, 1997, ASI entered into a revised line of credit agreement and received a waiver and forbearance of amounts due related to their previous covenant violations.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


8.   INCOME TAXES

     Applied provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes. The difference between the income tax benefit at statutory rates for 1996, 1995 and 1994 and the amount presented in the financial statements is due to the change in the tax valuation allowance which offsets the income tax benefit of the operating loss. Because Applied is in a net operating loss carryforward position, there is no income tax provision for the year ended 1996 and 1995. The components of the net deferred income tax as of December 31, are as follows:

                                                     1996          1995        1994

     Components of current deferred taxes, net:
        Reserve for uncollectible receivables
          and potential disallowances               $   925      $    --      $    --
        Net operating loss carryforward               5,887        2,788        1,246
        In process technology                           969          969          969
                                                    -------      -------      -------
                                                      7,781        3,757        2,215

     Less: Valuation allowance                       (7,781)      (3,757)      (2,215)
                                                    -------      -------      -------

              Total                                 $    --      $    --      $    --
                                                    =======      =======      =======

     Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 1996 and 1995, Applied has established a valuation allowance for the entire amount of net deferred tax assets.

     Applied has net operating loss ("NOL") carryforwards at December 31, 1996 of approximately $14,718 which expire in years 2000 through 2011. Of the total amount of NOL carryforwards, approximately $2,600 are limited to use against future taxable income of ASI in accordance with certain separate return limitations. If a substantial change in Applied's ownership should occur, there would be an annual limitation of the amount of NOL carryforwards which could be utilized.

     ASI is currently undergoing an audit by the Internal Revenue Service for fiscal years 1994 and 1995. The effect for taxable income or loss cannot be quantified as the audit is still in process. However, management does not believe that the results will have a material impact on these financial statements.

9.   STOCK OPTIONS AND STOCK WARRANTS

     Applied has adopted the intrinsic value method of accounting for stock options and warrants under APB 25 with footnote disclosures of the pro forma effects as if the FAS 123 fair value method had been adopted.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


     Had compensation expense for Applied's employee stock options been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of FAS 123, Applied's net loss per share would have been increased to the pro forma amounts indicated below:

                                                                 DECEMBER 31
                                                          ------------------------
                                                              1996          1995
                         Net Loss - as reported           $  (5,643)     $  (3,856)
                         Net Loss - pro forma             $  (6,239)     $  (3,856)
                         Loss per share - as reported     $    (.31)     $    (.26)
                         Loss per share - pro forma       $    (.34)     $    (.26)


     FAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. The expected dividend yield of the stock is zero, the expected life of the options is 4 years, the expected volatility is 60.77 percent, and the expected risk-free rate of return is 6.04 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options. The weighted average remaining contractual life of all options outstanding at December 31, 1996 is 4.62 years. The weighted average fair value of options granted during 1996 is $3.37. No options were granted in 1995.

     Compensation expense under APB 25 of $20 has been recognized for stock options issued to non-employees for services rendered in 1996.

     STOCK OPTIONS

     In March 1996, Applied adopted its 1996 Stock Option Plan (the "Plan") pursuant to which officers, directors, key employees and/or consultants of the Company can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 2,000,000 shares of Applied's common stock (of which no more than 1,500,000 shares may be issued pursuant to non-qualified stock options). Substantially all stock options granted in 1996 were done so under the Plan. Exercise prices applicable to stock options issued under the Plan represent no less than 100% of the fair value of the underlying common stock as of the date granted. Stock options granted under the plan vest over a 3 - 5 year period.

     The following table presents stock options outstanding (vested and non vested) at December 31, 1996:

                        GRANTED             EXERCISE            EXPIRATION
                         1996                 PRICE                DATE
                         ----                 -----                ----
                        162,375              $  4.75          November 2000
                      1,152,500                 6.00          December 2000
                         10,000                 5.50          August 2002
                        250,000                 6.63          October 2002
                        150,000                 5.63          October 2002
                        135,000                 6.00          November 2002
                        135,000                10.00          November 2002
                    -----------
                      1,994,875
                    ===========

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


     There were no stock options outstanding at December 31, 1995, nor were any options exercised in 1996. At December 31, 1986, stock options for the purchase of approximately 600,000 shares of common stock were currently exercisable at a weighted average exercise price of approximately $6 per share.

     STOCK WARRANTS

     Outstanding warrants (vested and not vested) at December 31, 1996 are as follows:

                           NUMBER OF
           GRANTED         WARRANTS          EXERCISE        EXPIRATION
            1996             1996              PRICE           DATE
        -----------        ---------       -----------        -------
            500,000           500,000          $7.20         August 2001
          5,750,000         5,750,000           8.40         August 2001
            500,000           500,000          13.86         August 2001
          7,500,000         7,500,000          15.00         December 2003
        -----------       -----------
         14,250,000        14,250,000
        ===========       ===========

     There were no stock warrants outstanding at December 31, 1995, nor were any warrants exercised in 1996. As of December 31, 1996, no stock warrants were exercisable

10.  RELATED PARTY TRANSACTIONS

     During 1996, Applied advanced an aggregate amount of $1.5 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corp. Lanxide is related to Commodore by substantial common ownership. The promissory note becomes due on February 28, 1998. Interest receivable on the note totaled $11 as of December 31, 1996. The notes are collateralized by the assets of LPM and guaranteed by Lanxide Corp. on behalf of its subsidiary.

     ASI has a lease agreement with its Chairman under which ASI utilizes certain real estate for business purposes. Rent paid approximated $6 for the year ended December 31, 1996.

11.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     Applied and its subsidiaries are committed under non cancelable operating leases for office space and other equipment. Future obligations under the leases for the next five years are as follows:

                      1997                                      $   772
                      1998                                          427
                      1999                                          358
                      2000                                          221
                      2001                                          227
                                                                -------
                                                                $ 2,005
                                                                =======

     Rent expense and lease payments approximated $318, $127, and $98 in 1996, 1995 and 1994, respectively. ASI's lease commitments are offset by subleases of $310 and $78 in 1996 and 1997, respectively, which are not included in the obligations above.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


     CAPITAL LEASE OBLIGATIONS

     ASI has capital lease obligations of $118, net of imputed interest at rates ranging from 8 percent to 12 percent, of which $89 is due in 1997 and is recorded as a current liability and the remaining $29 is due through 1999.

     EMPLOYMENT AGREEMENTS

     Applied and its subsidiaries have employment agreements with 14 executives and key personnel. Aggregate minimum payments under the employment agreements for the following five years are as follows:


                      1997                                      $ 2,562
                      1998                                        1,842
                      1999                                        1,722
                      2000                                          170
                      2001                                           89
                                                                -------

                      Total                                     $ 6,385
                                                                =======

     Applied has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of the company are entitled to formula bonuses. Since inception of the Bonus Plan, bonus criteria have not been met.

     SELF INSURANCE

     During fiscal years 1996 and 1995, the company operated a health benefit plan for certain employees under which it is partially self-insured. The maximum liability is limited to $65 per individual per year. Claims in excess of the company's maximum liability are insured by a health insurance carrier.

     LITIGATION

     Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on the financial condition or results of operation.

12.  SUBSEQUENT EVENTS

     In April 1997, Separation successfully completed an initial public offering of 1,500,000 shares of its $0.001 par value common stock for $5.00 per share, 600,000 shares of its $0.001, 10 percent senior convertible redeemable preferred stock for $10.00 per share and 2,100,000 warrants for the purchase of common and preferred stock of $.10 per warrant. Net proceeds from the Separation offering totaled approximately $11,668,000. Subsequent to Separation's initial public offering, Applied owns 87% of the common stock ownership of Separation.

     On January 5, 1997, Lockheed Martin Energy Research Corporation ("LMER") and Separation signed a license agreement of proprietary rights, processes and products owned and manufactured by the two companies for the purpose of engaging in commercial activities with LMER customers and the Department of Energy. Separation paid $50 to LMER in consideration of the agreement. Royalties will be paid to LMER in the amount of 2 percent of the first $4,000 of Separation's net annual sales and 1 percent thereafter. Separation has a minimum royalty liability of $15 per year.

     In February 1997 and pursuant to the agreement, Applied advanced an additional $1,000 payment to the Teledyne - Commodore joint venture (see
     Note 5).

     On March 17, 1997, Separation secured a bank line of credit for $1,500 expiring on April 17, 1997. Applied has guaranteed the line of credit by pledging cash collateral equal to the line of credit.

                               INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  1.1         Form of Underwriting Agreement between the Company and National Securities
              Corporation, as Representative of the several Underwriters listed therein (the
              "Representative"). (1)

  3.1         Certificate of Incorporation of the Company. (1)

  3.2         By-Laws of the Company. (1)

  4.1         Specimen Common Stock Certificate. (3)

  4.2         Form of Warrant Agreement between the Company and The Bank of New York. (1)

  4.3         Specimen Warrant Certificate. (1)

  4.4         Form of Representative's Warrant Agreement between the Company and the
              Representative, including form of Representative's Warrant therein. (1)

 10.1         Employment Agreement, dated June 1, 1995, between Commodore and Neil L.
              Drobny, and conditional assignment thereof by Commodore to the Company, dated
              March 29, 1996. (1)

 10.2         Employment Agreement, dated August 31, 1995, between Commodore and Carl O.
              March 29, 1996. (1)

 10.3         Form of Employment Agreement, dated July 28, 1993, between Commodore
              Laboratories, Inc. ("Commodore Labs") and Albert E. Abel, with conditional assignment thereof by Commodore Labs to the Company, dated March 29, 1996. (1)

 10.4         Employment Agreement, dated October 3, 1994, between Commodore and Vincent
              Valeri, and conditional assignment thereof by Commodore to the Company, dated
              March 29, 1996. (1)

 10.5         Non-Competition, Non-Disclosure and Intellectual Property Agreement, dated
              March 29, 1996, between the Company and Gerry D. Getman. (1)

 10.6         Employment Agreement, dated as of March 29. 1996. between the Company and Paul
              E. Hannesson. (2)

 10.7         1996 Stock Option Plan of the Company. (1)

 10.8         Executive Bonus Plan of the Company. (1)

 10.9         Nationwide Permit for PCB Disposal issued by the EPA to Commodore Remediation
              Technologies, Inc. (1)

 10.10         Memorandum of Understanding, dated April 9, 1996, between Teledyne Brown
               Engineering (a Division of Teledyne Industries, Inc.) and Commodore Government
               Environmental Technologies, Inc. (1)

 10.11         Memorandum of Understanding. dated March 28, 1996, between Sharp Associates,
               Inc. and the Company. (1)

 10.12         Memorandum of Understanding, dated April 12, 1996, between Sverdrup
               Environmental, Inc. and the Company. (1)

 10.13         Credit Facility Agreement and Promissory Note, dated April 5, 1996, between the Company and Chemical Bank, and Guaranty and General Loan and Collateral
               Agreement, each dated April 5, 1996, between Bentley J. Blum and Chemical
               Bank. (1)

 10.14         Demand Promissory Note, dated December 31, 1995, in the principal amount of
               $8,925,426, issued by Commodore Labs to Environmental. (1)

 10.15         Form of $4,000,000 Promissory Note issued by the Company to Environmental, in partial replacement of the $8,925,426 Demand Promissory Note, dated December
               31, 1995, issued by Commodore Labs to Environmental. (1)

 10.16         Bond Purchase Agreement, dated December 3, 1993, by and between Environmental and Credit Agricole Deux Sevres. (1)

 10.17         License Agreement, dated as of March 29, 1996, by and between the Company and
               Environmental, relating to the use of AGENT 313 in the CFC Business. (2)

 10.18         Form of Technology and Technical Services,Agreement to be entered into between the Company and CFC Technology, Inc. (2)

 10.19         Voting Agreement, dated June 28, 1996, among Commodore Environmental Services,
               Inc., Bentley J. Blum, the Company and National Securities Corporation. (4)

 10.20         Agreement and Plan of Merger, dated September 27, 1996, by and between the
               Company, CXI-ASI Acquisition Corp. and Advanced Sciences, Inc. (5)

 10.21         Agreement and Plan of Merger, dated September 27, 1996, by and between the
               Company CXI-ASE Acquisition Corp. and A.S. Environmental, Inc. (5)

*10.22         Agreement of Transfer, dated as of December 1, 1996 by and between the Company and Commodore Advanced Sciences, Inc.

*10.23         Bill of Sale, dated as of December 1, 1996, by and between the Company and
               Commodore Advanced Sciences, Inc.

 10.24         Stock Purchase Agreement, dated as of December 2, 1996, between the Company and Commodore Environmental Services, Inc. (6)

 10.25         Employment Agreement, dated as of October 31, 1996, between
               Environmental and Edwin L. Harper.(7)

 10.26         Form of Employment Agreement between Environmental and Paul E.
               Hannesson.(8)

 *22.1         Subsidiaries of the Company.

 *27.1         Financial Data Schedule.

___________________
* Filed herewith.

(1) Incorporated by reference and filed as Exhibit to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 2, 1996 (File No. 333-4396).

(2) Incorporated by reference and filed as Exhibit to Registrant's Amendment no. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 1996 (File No. 333-4396).

(3) Incorporated by reference and filed as Exhibit to Registrant's Amendment no. 2 to Registration Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 25, 1996 (File No. 333-4396).

(4) Incorporated by reference and filed as Exhibit to Registrant's Post-Effective Amendment no. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 1, 1996 (File No. 333-4396).

(5) Incorporated by reference and filed as Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996 (File No. 1-11871).

(6) Incorporated by reference and filed as Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1997 (File No. 1-11871).

(7) Incorporated by reference and filed as Exhibit to Amendment No. 3 to Registration Statement on Form S-1 of Separation filed with the Securities and Exchange Commission on January 23, 1997 (File No. 333-11815).

(8) Incorporated by reference and filed as Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of Environmental filed with the Securities and Exchange Commission on April 15, 1997 (File No. 0-10054).