Form 10-Q
period 1997-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 1997-05-15
CIK 1013556

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 (MARK ONE)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                            OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----             THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                           11-3312952
-------------------------------                            -------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


         150 EAST 58TH STREET
          NEW YORK, NEW YORK                                      10155
---------------------------------------                         ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                         (ZIP CODE)


REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE:   (212) 308-5800
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---

     The number of shares the common stock outstanding at April 30, 1997 was 21,650,000.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                   FORM 10-Q

                                     INDEX


                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION .........................................    3

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet -
          March 31, 1997 and December 31, 1996 ........................    3

        Condensed Consolidated Statement of Operations -
          Three months ended March 31, 1997 and
          March 31, 1996 ..............................................    5

        Condensed Consolidated Statement of Cash Flows -
          Three months ended March 31, 1997 and
          March 31, 1996 ..............................................    6

        Notes to Condensed Consolidated Financial Statements ..........    7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................   10

SIGNATURES ............................................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              MARCH 31,    DECEMBER 31,
                            ASSETS                              1997           1996
                                                            ------------   ------------
                                                             (unaudited)
Current Assets:
        Cash                                                $      2,299   $      4,617
        Temporary investments                                      6,335          7,459
        Accounts receivable, net                                   3,716          7,149
        Notes and advances to related parties                      1,813          1,680
        Restricted cash and certificates of deposit                2,154            670
        Prepaid assets and other current receivables               1,026            581
                                                            ------------   ------------
                 Total Current Assets                             17,343         22,156

Other receivables                                                     --             63
Other investments                                                  1,073            505
Property and equipment, net                                        2,248          2,044
Other assets
        Patents and completed technology, net of                   1,035          1,004
          accumulated amortization of $165 and $140,
          respectively
        Goodwill, net of accumulated amortization of $226          7,447          7,560
          and $113, respectively
        Other                                                        265            124
                                                            ------------   ------------
                 Total Assets                               $     29,411   $     33,456
                                                            ============   ============


           See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        MARCH 31,     DECEMBER 31,
                         LIABILITIES AND                  1997            1996
                       STOCKHOLDERS' EQUITY           ------------    ------------
                                                       (unaudited)
Current Liabilities:
        Accounts Payables                             $      3,753    $      3,804
        Notes payable                                          175              --
        Payables to related parties                            609             252
        Current portion of long term debt                       89              89
        Line of credit                                       5,745           7,042
        Other accrued liabilities                            1,949           1,978
                                                      ------------    ------------
                 Total Current Liabilities                  12,320          13,165

Long term debt                                                  29              29
Payables to related parties                                    185             186
                                                      ------------    ------------
                 Total Liabilities                          12,534          13,380

Commitments and contingencies                                   --              --
Stockholders' equity
        Common stock, par value $0.001 per share,               22              22
          50,000,000 shares authorized and 21,650,000
          issued and outstanding
        Additional paid-in capital                          34,270          34,270
        Accumulated deficit                                (17,415)        (14,216)
                                                      ------------    ------------
                 Total stockholders' equity                 16,877          20,076
                                                      ------------    ------------
        Total Liabilities and Stockholders' Equity    $     29,411    $     33,456
                                                      ============    ============


           See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED
                                                          MARCH 31,    MARCH 31,
                                                            1997         1996
                                                          ---------    ---------
Contract revenues (Note 2)                                $   5,027    $      --
Costs and expenses:
        Cost of sales                                         4,009           --
        Research and development (Note 2)                       606          368
        General and administrative                            2,873          365
        Depreciation and amortization                           243           --
                                                          ---------    ---------
                 Total costs and expenses                     7,731          733
                                                          ---------    ---------
Loss from operations                                         (2,704)        (733)
                                                          ---------    ---------
Other income (expense):
        Interest income                                         105            1
        Interest expense                                       (174)        (190)
                                                          ---------    ---------
                 Net other income (expense)                     (69)        (189)
                                                          ---------    ---------
Loss before income taxes and affiliate losses                (2,773)        (922)
        Income taxes                                             --           --
                                                          ---------    ---------
Loss before affiliate losses                                 (2,773)        (922)
        Equity in losses of unconsolidated subsidiaries        (426)          --
                                                          ---------    ---------
        Net loss                                          $  (3,199)   $    (922)
                                                          =========    =========
        Loss per share                                    $    (.15)   $    (.06)
                                                          =========    =========


           See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED
                                                                MARCH 31,    MARCH 31,
                                                                   1997        1996
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                       $  (3,199)   $    (922)
 Adjustments to reconcile net loss to net cash use in
 operating activities:
     Depreciation and amortization                                    243           23
     Undistributed losses of unconsolidated subsidiary                426           --
     Provisions for bad debts - related party                          --            2
     Decrease (increase) in:
            Accounts receivable                                     3,433           --
            Prepaid assets                                           (445)          --
            Accrued interest receivable                                --           (2)
            Other assets                                             (141)         (50)
     Increase (decrease) in:
            Accounts payables                                         (51)          37
            Accrued compensation                                       --          (10)
            Payables to related parties                               357           --
            Other liabilities                                         (29)          --
                                                                ---------    ---------
                 Net cash provided from operating activities          594         (922)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                               (309)         (36)
 Acquisition of patents                                               (56)         (14)
 Temporary investments sold                                         1,124           --
 Advances to related parties                                         (133)          --
 Decrease (increase) in restricted cash                            (1,484)          --
 Other investments                                                   (994)          --
 Other receivables                                                     63           --
                                                                ---------    ---------
                 Net cash provided from investing activities:      (1,789)         (50)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing from principal stockholder                                 175          979
 Repayment of line of credit                                       (1,297)          --
 Repayment of related party notes payable                              (1)          --
                                                                ---------    ---------
                 Net cash used in financing activities             (1,123)         979

Increase (decrease) in cash                                        (2,318)           7
Cash, beginning of period                                           4,617            4
                                                                ---------    ---------
Cash, end of period                                             $   2,299    $      11
                                                                =========    =========


           See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 MARCH 31, 1997

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements for Commodore Applied Technologies, Inc. and subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 1996.

         On March 29, 1996, Commodore Environmental Services, Inc. ("Commodore") , the Company's sole shareholder at that date, in exchange for the issuance of 15,000,000 shares of the Company's common stock, capitalized the Company, as follows: (1) contributed 90.05 percent of the outstanding common stock of Commodore Laboratories, Inc. ("Labs") and 100 percent of the outstanding capital stocks of Commodore Technologies, Inc. ("Technologies"), Commodore Government Environmental Technologies, Inc. ("Government"), Commodore Remediation Technologies, Inc.("Remediation"),and Sandpiper Properties, Inc. ("Sandpiper"), (2) assigned all rights, titles, and interest in its contracts, assets, and properties related to SET(TM) to the Company, and (3) contributed $3,000 of a promissory note to the Company for the purpose of funding the development of SET(TM). This exchange (along with the July 1996 transaction described in the second succeeding paragraph) were recorded by the Company at Commodore historical book value.

         In June of 1996, the Company made a public offering of 5,750,000 shares of its common stock, par value $.001 per share ("Common Stock"), at a price to the public of $6.00 per share. Along with each share was one detachable warrant valued at $.10, which entitles its owner to one Company share of Common Stock at a price of $8.40 per share from the period from June 28, 1997 until June 28, 2001. These warrants are redeemable by the Company for $.01 per share if the average trading price of the Common Stock for any 20 day period is greater than or equal to $18.00 per share. Net proceeds from the offering were $30,551.

         In July 1996, Commodore acquired the remaining 9.95 percent of Labs and contributed its investment to the Company. The excess of Commodore's purchase price of $3,000 over the $2,294 fair value of the net assets acquired has been recorded as completed technology and is being amortized over 7 years.

         On October 1, 1996, the Company acquired all of the outstanding voting common stock of Advanced Sciences, Inc. ("ASI") and A.S. Environmental, Inc. ("ASE"). This transaction also included the purchase of ASI's foreign subsidiaries, Advanced Sciences Integrada, S.A., ("ASI Argentina") and Advanced Sciences Integrated Mexico, S.A., ("ASI Mexico"). The acquisition has been recorded using the purchase method of accounting. Accordingly, the results of operations of ASI have been included in those of the Company for the period subsequent to the date of acquisition.

         In consideration for the ASI and ASE stock, the Company issued 900,000 shares of common stock to ASI and ASE shareholders, with a fair value of $2,250. Assets and liabilities acquired are as follows:


Cash                                                                    $   199
Accounts Receivables                                                      4,783
Prepaid expenses                                                            286
Restricted cash                                                             151
Property and equipment                                                      377
Trade Payables                                                           (3,234)
Accrued expenses                                                         (1,931)
Line of credit                                                           (5,681)
Notes payable                                                              (200)
Capital leases and other long-term obligations                             (173)
                                                                        -------
Net liabilities in excess of assets purchased                            (5,423)
Issuance of common stock                                                 (2,250)
                                                                        -------
Goodwill                                                                $(7,673)
                                                                        =======

         On December 2, 1996 the Company purchased Commodore Separation Technologies, Inc. ("Separation"), Commodore CFC Technologies, Inc. ("CCFC") and CFC Technologies, Inc. ("CFC") from Commodore for $5,400, consisting of $3,000 in cash and (subject to compliance with any applicable stockholder approval or notice requirements) warrants to purchase 7,500,000 shares of the Company's common stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. The acquisition has been accounted for as a transaction between entities under common control. The Company has recorded its investment in Separation, CFC and CCFC as $753, which is equal to Commodore's historical basis in these subsidiaries. The difference between this amount and the $5,400 paid to Commodore has been recorded as a direct reduction in the paid-in capital of the Company.

         Substantially all of the company's revenues are from ASI, and consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $2,306 at December 31, 1996 and $2,612 at March 31, 1997.

         The condensed consolidated financial statements for the three month period ended March 31, 1997 include the accounts for Labs, the predecessor company and are therefore not comparable to the condensed consolidated financial statements of the Company for subsequent periods. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method as the Company does not have a controlling interest in the venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

         Commodore Applied Technologies, Inc. and subsidiaries ("the Company"), a 69.3 percent subsidiary of Commodore Environmental Services, Inc. ("Commodore"), is engaged in the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials. The Company owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs).

         The Company is currently working on the commercialization of these technologies through various acquisitions, licensing agreements and joint ventures. Through Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks. As these contracts constitute a major portion of the subsidiaries revenues, such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow the Company to obtain new contracts in the future.

         The Company, since Commodore's acquisition of Commodore Laboratories, Inc. ("Labs") in December 1993, has not generated material revenues, except from the acquisition of ASI, or any profits. Prior to the acquisition of ASI, the Company was considered to be a developmental stage company.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Revenues were $5,027 for the three months ended March 31, 1997, compared to $0 for the three months ended March 31, 1996. Such revenues for 1997 were primarily due to the Company's acquisition to ASI, effective October 1, 1996, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursements contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Cost of sales increased to $4,009 from $0 for the same periods. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         For the three months ended March 31,1997, the Company incurred research and development costs of $606, as compared to $368 for the three months ended March 31, 1996. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Research and development increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily due to the continued use of independent consultants in the development of SET(TM). Also, the Company hired additional technical and operational personnel to develop the SET(TM) process.

         General and administrative expenses for the three months ended March 31, 1997 were $2,873, as compared to $365 for the three months ended March of 1996. The increase was primarily due to hiring executives and staff to support the increased activities of the Company caused by its change to "public" status and its efforts to commercialize its technology. Approximately $892 of the increase relates to expenses incurred at the newly acquired Advanced Sciences subsidiary.

         Interest income was $105 for the three months ended March 31, 1997, as compared to $1 for the three months ended March 31, 1996. The increase resulted from the investment of the proceeds of the Company's initial public offering.

         Interest expense for the three months ended March 31, 1997 was $174 as compared to $190 for the three months ended March 31, 1996. Interest charges in 1996 result from indebtedness to Commodore for advances made to the Company and from indebtedness by a wholly owned subsidiary. Interest expense in 1997 was due to the debt assumed in connection with the acquisition of its wholly owned subsidiary.

         Equity in losses of unconsolidated subsidiary for the three months ended March 31,1997 was $426, as compared to $0 for the three months ended March 31, 1996. The Company's Teledyne-Commodore, LLC joint venture commenced operations in October 1996.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through the second quarter of 1996, the Company's operations were financed principally by loans and investments from its stockholders. On June 28, 1996, the Company successfully completed an initial public offering of its Common Stock and warrants from which it received net proceeds of approximately $30,551. In connection with the initial public offering, the Company incurred transaction costs of approximately $649. The Company allocated approximately $12.0 million of the net proceeds for the funding of proposed collaborative joint ventures, $2.0 million of which was allocated to Teledyne-Commodore, LLC.

         In July 1996, the Company utilized a portion of the net proceeds from its initial offering to repay an outstanding line of credit of $2.0 million, as well as a $5,925 promissory note to its principal stockholder. The Company set aside $1.0 million cash collateral to support a loan made by a commercial bank to the Company's principal stockholder in December 1993. In September 1996, such cash collateral was released by the bank.

         At March 31, 1997 and December 31, 1996, the Company had a $4,245 and $7,042 outstanding balance, respectively on a $9,250 revolving line of credit due September 30, 1997. This debt is attributable to the line of credit assumed in the Company's acquisition of ASI, effective October 1,1996. The decrease reflects reduction in the borrowing base related to collection of receivables. The Company anticipates refinancing the revolving line of credit in the third quarter of 1997. In addition, the Company plans to pursue various options to finance its anticipated capital expenditures for 1997 and 1998.

         For the three months ended March 31, 1997 the Company incurred a net loss of $3,199. At March 31, 1997 and December 31, 1996, the Company had working capital of $5,023 and $8,991, respectively.

         Effective as of December 1, 1996, the Company transferred certain of its operating assets related to its SET(TM) technology to Commodore Advanced Sciences, Inc. ("CAS"), subject to certain liabilities related to such assets, in exchange for 100 shares of common stock, par value $.01 per share, of CAS, representing all of the issued and outstanding shares of capital stock of CAS. CAS agreed to assume all of the net assets of the Company relating to its SET(TM) technology at December 1, 1996, which assets had an aggregate value of approximately $4.0 million at such date, and all known or all unknown contingent or unliquidated liabilities of and claims against the Company and its subsidiaries to the extent they relate to or arise out of the transferred assets. The Company retained, among other things, (a) all temporary cash investments of the Company at December 1,1996, aggregating approximately $14.1 million, and (b) the principle executive offices and related assets of the Company located in Virginia.

         Effective as of December 2, 1996, the Company acquired (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of Refrigerant from Commodore, the owner of 69.3% of the outstanding Common Stock of the Company, as part of a corporate restructuring of Commodore to consolidate all of its current environmental technology businesses with the Company. In addition, Commodore assigned to the Company outstanding Separation notes aggregating $976 at December 2, 1996, representing advances previously made by Commodore to Separation, which the Company has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and Refrigerant to the Company, the Company paid Commodore $3.0 million in cash and, subject to compliance with any applicable stockholder approval or notice requirements, will issue to Commodore a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Company Common Stock at an exercise price of $15.00 per share, valued at $2.4 million.

                  In April 1997, Separation successfully completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11.7 million. Such funds will be used primarily to finance Separation's operations through 1997.

NET OPERATING LOSSES

                  The Company has net operating loss carry forwards of approximately $17,000 which expire in the years 2000 through 2011. The amount of net operating loss carry forward that can be used in any one year will limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of $9,000 has been established to offset any benefit from the net operating loss carry forwards it cannot be determined when or if the Company will be able to utilize the net operating losses.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceeding.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                     COMMODORE APPLIED TECHNOLOGIES, INC.
                          (REGISTRANT)


                          BY
                             -------------------------------------------------
                             WILLIAM E. INGRAM - VICE PRESIDENT AND CONTROLLER (AS BOTH A DULY AUTHORIZED OFFICER OF THE REGISTRANT AND THE PRINCIPAL FINANCIAL
                             OFFICER OR CHIEF ACCOUNTING OFFICER OF THE
                             REGISTRANT)