Form 10-Q
period 1997-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 1997-08-14
CIK 1013556

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----             THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                     11-3312952
               --------                                     ----------
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


         150 EAST 58TH STREET
          NEW YORK, NEW YORK                                 10155
          ------------------                                 -----
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
                                             ---   ---
     The number of shares the common stock outstanding at August 11, 1997 was 21,650,000.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                   FORM 10-Q

                                     INDEX


                                                                            PAGE NO.
                                                                            --------
PART I .          FINANCIAL INFORMATION.......................................  3


Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                           June 30, 1997 and December 31, 1996................  3

                  Condensed Consolidated Statement of Operations -
                           Six months ended June 30, 1997 and
                           June 30, 1996......................................  5

                  Condensed Consolidated Statement of Cash Flows Six months
                           ended June 30, 1997 and
                           June 30, 1996......................................  6

                  Notes to Condensed Consolidated Financial Statements........  7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................ 10

PART II           Other Information........................................... 14

Item 4.           Submission of Matters to a Vote of Security Holders......... 14

SIGNATURES.................................................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          JUNE 30,  DECEMBER 31,
                              ASSETS                        1997       1996
                                                            ----       ----
                                                         (unaudited)
Current Assets:
        Cash                                             $ 1,434     $ 4,617
        Temporary investments                             13,197       7,459
        Accounts receivable, net                           2,819       7,149
        Notes and advances to related parties              1,511       1,680
        Restricted cash and certificates of deposit          650         670
        Prepaid assets and other current receivables         829         581
                                                         -------     -------
                 Total Current Assets                     20,440      22,156

Other receivables                                            259          63
Other investments                                            551         505
Property and equipment, net                                2,640       2,044
Other assets
        Patents and completed technology, net of
                accumulated amortization of $208 and
                $140, respectively                         1,053       1,004
        Goodwill, net of accumulated amortization
                of $191 and $113, respectively             7,481       7,560
        Other                                                178         124
                                                         -------     -------
                   Total Assets                          $32,602     $33,456
                                                         =======     =======









           See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        JUNE 30,     DECEMBER 31,
                         LIABILITIES AND                  1997          1996
                       STOCKHOLDERS' EQUITY               ----          ----
                                                       (unaudited)
Current Liabilities:
        Accounts Payables                              $  2,400      $  3,804
        Notes payable                                        88            --
        Payables to related parties                           3           252
        Current portion of long term debt                    69            89
        Line of credit                                    4,008         7,042
        Other accrued liabilities                         1,703         1,978
                                                       --------      --------
                 Total Current Liabilities                8,271        13,165

Long term debt                                               26            29

Payables to related parties                                 446           186

Minority Interest in Subsidiary                           5,479            --

Commitments and contingencies                                --            --


Stockholders' equity
        Common stock, par value $0.001 per share,
               50,000,000 shares authorized and
               21,650,000 issued and outstanding             22            22
        Additional paid-in capital                       39,512        34,270
        Accumulated deficit                             (21,154)      (14,216)
                                                       --------      --------
                 Total stockholders' equity              18,380        20,076
                                                       --------      --------
        Total Liabilities and Stockholders' Equity     $ 32,602      $ 33,456
                                                       ========      ========





           See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,     JUNE 30,     JUNE 30,      JUNE 30,
                                                             1997         1996          1997         1996
                                                            -------      -------      --------      -------
Contract revenues                                           $ 4,792      $    14      $  9,819      $    14
Costs and expenses:
        Cost of sales                                         4,010           --         8,019           --
        Research and development                                827          586         1,433          954
        General and administrative                            3,241          326         6,114          691
        Depreciation and Amortization                           239           --           482           --
        Minority Interest                                      (228)          --          (228)
                                                            -------      -------      --------      -------
                 Total costs and expenses                     8,089          912        15,820        1,645
                                                            -------      -------      --------      -------
Loss from operations                                         (3,297)        (898)       (6,001)      (1,631)
                                                            -------      -------      --------      -------
Other income (expense):
        Interest income                                         215            2           320            4
        Interest expense                                       (126)        (177)         (300)        (369)
                                                            -------      -------      --------      -------
                 Net other income (expense)                      89         (175)           20         (365)
                                                            -------      -------      --------      -------
Loss before income taxes and affiliate losses                (3,209)      (1,073)       (5,981)      (1,996)
        Income taxes                                              2           --             2           --
                                                            -------      -------      --------      -------
Loss before affiliate losses                                 (3,211)      (1,073)       (5,983)      (1,996)
        Equity in losses of unconsolidated subsidiaries        (528)          --          (954)          --
                                                            -------      -------      --------      -------
        Net loss                                            $(3,739)     $(1,073)       (6,938)     $(1,996)
                                                            =======      =======        ======      =======
        Loss per share                                      $  (.18)     $  (.07)     $   (.33)     $  (.13)
                                                            =======      =======      ========      =======



           See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          SIX MONTHS ENDED
                                                                       JUNE 30,     JUNE 30,
                                                                        1997         1996
                                                                       -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $(6,938)     $(1,996)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                                         482           43
     Undistributed losses of unconsolidated subsidiary                     954           --
     Minority interest in net loss of subsidiary                          (228)          --
     Decrease (increase) in:
            Accounts receivable                                          4,330          (14)
            Prepaid assets                                                (248)        (237)
            Other assets                                                   (54)          --
     Increase (decrease) in:
            Accounts payables                                           (1,404)         240
            Payables to related parties                                   (249)          --
            Other liabilities                                             (275)          --
                                                                       -------      -------
             Net cash used in operating activities                      (3,630)      (1,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                                    (932)         (68)
 Acquisition of patents                                                   (116)         (36)
 Temporary investments purchased                                        (5,738)          --
 Advances to related parties                                               429           --
 Decrease (increase) in restricted cash                                     20           --
 Other investments                                                      (1,000)          --
 Other receivables                                                        (196)          --
                                                                       -------      -------
             Net cash used in investing activities                      (7,533)        (104)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing from principal stockholder                                       --          140
 Increase in (repayment of) line of credit                              (3,034)       2,000
 Proceeds from subsidiary's sale of stock                               11,087
 Increase in notes and loans payable                                        65           --
 Preferred stock dividend paid                                            (138)          --
                                                                       -------      -------
             Net cash provided from financing activities                 7,980        2,140

Increase (decrease) in cash                                             (3,183)          72
Cash, beginning of period                                                4,617            4
                                                                       -------      -------
Cash, end of period                                                    $ 1,434      $    76
                                                                       =======      =======




           See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 JUNE 30, 1997

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on form 10-K for the year ended December 31, 1996.

         On March 29, 1996, Commodore Environmental Services, Inc. ("Commodore") , the Company's sole shareholder at that date, in exchange for the issuance of 15,000,000 shares of the Company's common stock, capitalized the Company, as follows: (1) contributed 90.05 percent of the outstanding common stock of Commodore Laboratories, Inc. ("Labs") and 100 percent of the outstanding capital stocks of Commodore Technologies, Inc. ("Technologies"), Commodore Government Environmental Technologies, Inc. ("Government"), Commodore Remediation Technologies, Inc.("Remediation"),and Sandpiper Properties, Inc. ("Sandpiper"), (2) assigned all rights, titles, and interest in its contracts, assets, and properties related to Commodore SET(TM) technology to the Company, and (3) contributed $3,000 of a promissory note to the Company for the purpose of funding the development of SET(TM). This exchange (along with the July 1996 transaction described in the second succeeding paragraph) were recorded by the Company at Commodore historical book value.

         In June of 1996, the Company completed an initial public offering of 5,750,000 shares of its common stock, par value $.001 per share of common stock, at a price to the public of $6.00 per share. Along with each share was one detachable warrant valued at $.10, which entitles its owner to one Company share of stock at the price of $8.40 per share from the period from June 28, 1997 until June 28, 2001. These warrants are redeemable by the Company for $.01 per share if the average trading price of the Company stock for any 20 day period is greater than or equal to $18.00 per share. Net proceeds from the offering were $30,551.

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
                                                   =======


         On December 2, 1996 the Company purchased Commodore Separation Technologies, Inc. ("Separation"), Commodore CFC Technologies, Inc. ("CCFC") and CFC Technologies, Inc. ("CFC") from Commodore for $5,400, consisting of $3,000 in cash and warrants to purchase 7,500,000 shares of the Company's common stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. The acquisition has been accounted for as a transaction between entities under common control. The Company has recorded its investment in Separation, CFC and CCFC as $753, which is equal to Commodore's historical basis in these subsidiaries. The difference between this amount and the $5,400 paid to Commodore has been recorded as a direct reduction in the paid-in capital of the Company.

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

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $2,306 at December 31, 1996 and $2,444 at June 30, 1997.

         The condensed consolidated financial statements for the majority of the six month period ended June 30, 1996 only include the accounts for Labs, the predecessor company and are therefore not comparable to the condensed consolidated financial statements of the Company for subsequent periods. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method as the Company does not have a controlling interest in the venture.

        In April 1997, Separation completion an initial public offering of its equity securities from which it received net proceeds of approximately $11.1 million. These funds were recorded as additional paid-in capital by Separation. This offering reduced the Company's equity ownership in Separation from 100 percent to 87 percent. On June 30, 1997, Separation paid a preferred stock dividend of $138 which was charged directly to paid-in capital. This dividend has been considered in computing the Company's loss per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

         The Company, a majority-owned subsidiary of Commodore Environmental Services, Inc. ("Commodore"), is engaged in the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials. The Company owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs).

         The Company is currently working on the commercialization of these technologies through various acquisitions, licensing agreements and joint ventures. Through Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks. As these contracts constitute a major portion of the subsidiary's revenues, such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow the Company to obtain new contracts in the future.

         The Company, since Commodore's acquisition of Labs in December 1993, has not generated material revenues, except from the acquisition of ASI, or any profits. Prior to the acquisition of ASI, the Company was considered to be a developmental stage company.

RESULTS OF OPERATIONS

         Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996

         Revenues were $4,792 and $9,819 for the three and six months ended June 30, 1997, compared to $14 for the three and six months ended June 30, 1996. Such revenues for 1997 were primarily due to the Company's acquisition of ASI, effective October 1, 1996, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursements contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Cost of sales increased to $4,010 and $8,019 from $0 for the same periods in 1996. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         For the three and six months ended June 30,1997, the Company incurred research and development costs of $827 and $1,433, as compared to $586 and $954 for the three and six months ended June 30, 1996. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Research and development increased for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 primarily due to the continued use of independent consultants in the development of SET(TM). Also, the Company hired additional technical and operational personnel to develop the SET(TM) and separation processes.

         General and administrative expenses for the three and six months ended June 30, 1997 were $3,241 and $6,114, as compared to $326 and $691 for the three and six months ended June 30, 1996. The increase was primarily due to hiring executives and staff to support the increased activities of the Company caused by its own and its subsidiary's change to "public" status and efforts to commercialize its technology. Approximately $892 and $1,647 of the increase relates to expenses incurred at the newly acquired Advanced Sciences subsidiary.

         In April, Separation completed a sale of stock which reduced the Company's ownership percent from 100 percent to 87 percent. As a result, the financial statements report $228 as that portion of the subsidiary's loss applicable to the minority interest.

         Interest income was $215 and $320 for the three and six months ended June 30, 1997, as compared to $2 and $4 for the three and six months ended June 30, 1996. The increase resulted from the investment of the proceeds of the Company and its subsidiary's initial public offerings.

         Interest expense for the three and six months ended June 30, 1997 was $126 and $300 as compared to $177 and $369 for the three and six months ended June 30, 1996. Interest charges in 1996 result from indebtedness to Commodore for advances made to the Company and from indebtedness by a wholly owned subsidiary. Interest expense in 1997 was due to the debt assumed in connection with the acquisition of a wholly owned subsidiary.

         Equity in losses of unconsolidated subsidiary for the three and six months ended June 30,1997 was $528 and $954, as compared to $0 for the three and six months ended June 30, 1996. The Company's Teledyne-Commodore, LLC joint venture commenced operations in October 1996.

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

         At June 30, 1997 and December 31, 1996, the Company had a $4,008 and $7,042 outstanding balance, respectively on a $9,250 revolving line of credit due September 30, 1997. This decrease in debt was attributable to repayments on the line of credit resulting from collections on accounts receivable balances. The Company anticipates refinancing the revolving line of credit in the third quarter of 1997. In addition, the Company plans to pursue various options to finance its anticipated capital expenditures for 1997 and 1998.

         For the three and six months ended June 30, 1997 the Company incurred net losses of $3,739 and $6,938 respectively. At June 30, 1997 and December 31, 1996, the Company had working capital of $12,265 and $8,991, respectively.

         Effective as of December 1, 1996, the Company transferred certain of its operating assets related to its SET(TM) technology to Commodore Advanced Sciences, Inc. ("CAS"), subject to certain liabilities related to such assets, in exchange for 100 shares of common stock, par value $.01 per share, of CAS, representing all of the issued and outstanding shares of capital stock of CAS. CAS agreed to assume all of the net assets of the Company relating to its SET(TM) technology at December 1, 1996, which assets had an aggregate value of approximately $4.0 million at such date, and all known or all unknown contingent or unliquidated liabilities of and claims against the Company and its subsidiaries to the extent they relate to or arise out of the transferred assets. The Company retained, among other things, (a) all temporary cash investments of the Company at December 1,1996, aggregating approximately $14.1 million, and (b) the executive offices and related assets of the Company located in Virginia.

         Effective as of December 2, 1996, the Company acquired (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of Refrigerant from Commodore, the owner of 69.3% of the outstanding Common Stock of the Company, as part of a corporate restructuring of Commodore to consolidate all of its current environmental technology businesses with the Company. In addition, Commodore assigned to the Company outstanding Separation notes aggregating $976 at December 2, 1996, representing advances previously made by Commodore to Separation, which the Company has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and Refrigerant to the Company, the Company paid Commodore $3.0 million in cash and, issued to Commodore a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Company Common Stock at an exercise price of $15.00 per share, valued at $2.4 million.

         In April 1997, Separation successfully completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11.1 million. Such funds will be used primarily to finance Separation's operations through 1997. This offering reduced the Company's equity ownership in Separation from 100 percent to 87 percent.

NET OPERATING LOSSES

         The Company has net operating loss carry forwards which expire in the years 2000 through 2011. The amount of net operating loss carry forward that can be used in any one year will limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance has been established to offset any benefit from the net operating loss carry forwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, competitive conditions in the industries in which the Company operates, failure to commercialize one or more of the technologies of the Company and general economic conditions that are less favorable than expected. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this respect will in fact occur.

                                    PART II
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On June 17, 1997, the Company conducted its 1997 Annual Meeting of Stockholders (the "Annual Meeting"). As of the record date of May 15, 1997, there were 21,650,000 shares of Company Common Stock eligible to vote. Of these shares, 20,517,281, (94.8%) were represented either in person or by proxy at the Annual Meeting. The following matters were submitted to a vote at the Annual Meeting with the following results:

(a) Election of Directors: Each of the following nominees for election to the Board of Directors of the Company were elected by an affirmative vote of 20,396,481 shares, or 94.2% of all eligible shares: Paul E. Hannesson, Bentley J. Blum, Edwin L. Harper, Ph.D., Thomas E. Noel, Kenneth L. Adelman, Ph.D., Herbert A. Cohen, C. Thomas McMillen, David L. Mitchell, Ed
     L. Romero and Tom J. Fatjo, Jr. 120,800 shares were "withheld" with respect to each of the foregoing nominees, and no shares were represented as "broker non-votes."

(b) Amendment of Certificate of Incorporation of the Company: By an affirmative vote of 16,588,163 shares, or 76.6% of all eligible shares, the stockholder of the Company authorized the amendment of the Certificate of Incorporation of the Company to (i) increase the number of authorized shares of the Company's Common Stock from 50,000,000 shares to 75,000,000 shares and (ii) increase the number of authorized shares of preferred stock, par value $.001 per share, of the Company from 5,000,000 shares to 10,000,000 shares. 2,236,200 shares were voted "against" approval of the proposal; 10,920 shares "abstained;" and no shares were represented as "broker non-votes.''

(c) Approval of Issuance of Warrant to Commodore: By an affirmative vote of 18,691,663 shares, or 86.3% of all eligible shares, the stockholders of the Company authorized the issuance of a warrant to purchase 7,500,000 shares of Common Stock to Commodore. 116,350 shares were voted "against" approval of this proposal; 27,070 shares "abstained;" and no shares were represented as "broker non-votes.''

(d) Amendment of 1996 Stock Option Plan: By an affirmative vote of 18,420,863 shares, or 85.1% of all eligible shares, the stockholders of the Company authorized the amendment of the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock eligible for issuance upon exercise of options granted under the plan from 2,000,000 shares to 4,000,000 shares. 397,150 shares were voted "against" approval of this proposal; 17,470 shares "abstained"; and no shares were represented as "broker non-votes."

(e) Ratification of Independent Auditors: By an affirmative vote of 20,481,281 shares, 94.6% of all eligible shares, the stockholders of the Company ratified the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. 23,810 shares were voted "against" approval of this proposal; 12,190 shares "abstained;" and no shares ere represented as "broker non-votes."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE: August 14, 1997         COMMODORE APPLIED TECHNOLOGIES, INC.
                              (REGISTRANT)


                              BY
                                 ----------------------------------------------
                                   MICHAEL D. FULLWOOD - SENIOR VICE PRESIDENT,
                                   CHIEF FINANCIAL AND  ADMINISTRATIVE OFFICER,
                                   SECRETARY, AND GENERAL COUNSEL
                                   (AS BOTH A DULY AUTHORIZED OFFICER OF THE
                                   REGISTRANT AND THE PRINCIPAL FINANCIAL
                                   OFFICER OR CHIEF ACCOUNTING OFFICER OF THE
                                   REGISTRANT)

                               INDEX TO EXHIBITS

Exhibit
Number                         Description
------                         -----------
  27                           Financial Data Schedule