Form 10-Q
period 1997-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 1997-11-13
CIK 1013556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                     OR
---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
                      ------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                            11-3312952
           ----------                                           ----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


          150 EAST 58TH STREET
           NEW YORK, NEW YORK                                    10155
          --------------------                                  ------
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

         The number of shares of common stock outstanding at November 5, 1997 was 22,350,000.
    -----------

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                          PAGE NO.
                                                                                          --------
PART I .          FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . .  3


Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                           September 30, 1997 and December 31, 1996  . . . . . . . . . . . .  3

                  Condensed Consolidated Statement of Operations -
                           Nine months ended September 30, 1997 and
                           September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . .  5

                  Condensed Consolidated Statement of Cash Flows - Nine months ended September 30, 1997 and
                           September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . .  6

                  Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .  7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations . . . . . . . . . . . . . . . 12


PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        SEPTEMBER 30, DECEMBER 31,
                                 ASSETS                     1997         1996
                                                        ------------  ------------
                                                         (unaudited)
Current Assets:
          Cash                                             $ 1,839     $ 4,617
          Temporary investments                             12,997       7,459
          Accounts receivable, net                           3,372       7,149
          Notes and advances to related parties              1,715       1,680
          Restricted cash and certificates of deposit           --         670
          Prepaid assets and other current receivables         716         581
                                                           -------     -------
           Total Current Assets                             20,639      22,156


Other receivables                                               --          63

Other investments                                              604         505

Property and equipment, net                                  2,768       2,044

Other assets

          Patents and completed technology, net of
           accumulated amortization of $146 and
           $140, respectively                                1,114       1,004
          Goodwill, net of accumulated amortization
           of $256 and $113, respectively                    7,417       7,560
          Other                                                 93         124
                                                           -------     -------
           Total Assets                                    $32,635     $33,456
                                                           =======     =======


           See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                                 1997          1996
                                                                                             -------------  ------------
                                                                                               (unaudited)
                       LIABILITIES AND
                     STOCKHOLDERS' EQUITY

Current Liabilities:
          Accounts Payable                                                                     $  2,309      $  3,804
          Notes payable                                                                              55            --
          Payables to related parties                                                                --           252
          Current portion of long term debt                                                          48            89
          Line of credit                                                                          1,309         7,042
          Other accrued liabilities                                                               2,536         1,978
                                                                                               --------      --------
           Total Current Liabilities                                                              6,257        13,165

Long term debt                                                                                       22            29

Payables to related parties                                                                       3,092           186

Minority Interest in Subsidiary                                                                   5,226            --

Commitments and contingencies                                                                        --            --

Redeemable Securities

          Series A Preferred Stock, par value $0.001 per share, 7% cumulative,
           80,000 shares authorized and 18,000 issued and outstanding                             1,626            --

Stockholders' equity

          Common Stock, par value $0.001 per share, 50,000,000 shares
          authorized and 21,650,000 issued and outstanding                                           22            22
          Additional paid-in capital                                                             41,688        34,270
          Accumulated deficit                                                                   (25,298)      (14,216)
                                                                                               --------      --------
           Total stockholders' equity                                                            16,412        20,076
                                                                                               --------      --------
          Total Liabilities and Stockholders' Equity                                           $ 32,635      $ 33,456
                                                                                               ========      ========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                                1997          1996          1997          1996
                                                            ------------- ------------- ------------- -------------
Contract revenues (Note 2)                                    $  5,898      $     21      $ 15,717      $     35

Costs and expenses:

          Cost of sales                                          4,460            64        12,479            64
          Research and development (Note 2)                        752           650         2,185         1,604
          General and administrative                             3,284           655         9,398         1,346
          Depreciation and Amortization                            289            --           771            --
          Minority Interest                                         27            --          (201)           --
                                                              --------      --------      --------      --------
           Total costs and expenses                              8,812         1,369        24,632         3,014

                                                              --------      --------      --------      --------
Loss from operations                                            (2,914)       (1,348)       (8,915)       (2,979)
                                                              --------      --------      --------      --------

Other income (expense):

          Interest income                                          187           225           507           229
          Interest expense                                        (862)          (14)       (1,162)         (383)
                                                              --------      --------      --------      --------
           Net other income (expense)                             (675)          211          (655)         (154)
                                                              --------      --------      --------      --------

Loss before income taxes and affiliate losses                   (3,589)       (1,137)       (9,570)       (3,133)
          Income taxes                                              --            --             2            --
                                                              --------      --------      --------      --------

Loss before affiliate losses                                    (3,589)       (1,137)       (9,572)       (3,133)
          Equity in losses of unconsolidated subsidiaries         (512)           --        (1,466)           --

                                                              --------      --------      --------      --------
          Net loss                                            $ (4,101)     $ (1,137)     $(11,038)     $ (3,133)
                                                              ========      ========      ========      ========

Net (Loss) per share
          (Based on weighted average shares of
          21,650,000 and 21,650,000 in 1997 and
          20,750,000 and 16,971,000 in 1996)                  $   (.19)     $   (.05)     $   (.51)     $   (.18)
                                                              ========      ========      ========      ========

           See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                                      1997          1996
                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                      $(11,038)     $ (3,133)
      Adjustments to reconcile net loss to net cash use in
      operating activities:

          Depreciation and amortization                                  771            92
          Undistributed losses of unconsolidated subsidiary            1,466            --
          Minority ownership in losses                                  (201)           --
          Changes in assets and liabilities:

                   Accounts receivable                                 3,777           (40)
                   Prepaid assets                                       (135)          (64)
                   Other assets                                           31             8
                   Accounts payable                                   (1,495)          316
                   Payables to related parties                          (252)           --
                   Other liabilities                                     558            --
                                                                    --------      --------


                     Net cash provided from (used in) operating       (6,518)       (2,821)
                     activities


CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of equipment                                           (1,346)         (184)
      Acquisition of patents                                            (116)           --
      Temporary investments purchased                                 (5,538)      (17,789)
      Advances to related parties                                        (35)           --
      Decrease (increase) in restricted cash                             670        (8,000)
      Other investments                                               (1,565)       (1,000)
      Other receivables                                                   63            --
                                                                    --------      --------


                     Net cash provided from (used in) investing       (7,867)      (19,973)
                     activities



CASH FLOWS FROM FINANCING ACTIVITIES:

      Borrowing from principal stockholder                             4,000        (5,925)
      Increase in line of credit                                          --         2,000
      Payment on line of credit                                       (5,733)       (2,000)
      Proceeds from sale of stock                                      1,666        30,568
      Change in due to related parties                                   176          (244)
      Proceeds from subsidiary's sale of stock                        11,087            --
      Increase in notes and loans payable                                  7            --
      Preferred stock dividend paid                                     (288)           --
      Loan conversion feature                                            750            --
      Other                                                              (58)           --
                                                                    --------      --------


                     Net cash provided from (used in) financing       11,607        24,399
                     activities



Increase (decrease) in cash                                           (2,778)        1,605

Cash, beginning of period                                              4,617             4
                                                                    --------      --------
Cash, end of period                                                 $  1,839      $  1,609
                                                                    ========      ========

           See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                               SEPTEMBER 30, 1997


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         On March 29, 1996, Commodore Environmental Services, Inc. ("Commodore"), the Company's sole shareholder at that date, in exchange for the issuance of 15,000,000 shares of the Company's Common Stock, capitalized the Company as follows: (1) contributed 90.05 percent of the outstanding Common Stock of Commodore Laboratories, Inc. ("Labs") and 100 percent of the outstanding capital stock of Commodore Technologies, Inc. ("Technologies"), Commodore Government Environmental Technologies, Inc. ("Government"), Commodore Remediation Technologies, Inc. ("Remediation"), and Sandpiper Properties, Inc. ("Sandpiper"), (2) assigned all rights, titles, and interest in its contracts, assets, and properties related to Commodore's SET(TM) technology to the Company, and (3) contributed $3,000 of a promissory note to the Company for the purpose of funding the development of SET(TM). This exchange (along with the July 1996 transaction described in the second succeeding paragraph) were recorded by the Company at Commodore historical book value.

         In June of 1996, the Company completed an initial public offering of 5,750,000 shares of its Common Stock, par value $.001 per share (the "Common Stock"), at a price to the public of $6.00 per share. Along with each share was one detachable warrant valued at $.10, which entitles the holder to purchase one share of Common Stock at the price of $8.40 per share from the period from June 28, 1997 until June 28, 2001. These warrants are redeemable by the
Company for $.01 per share if the average trading price of the Company Common Stock for any consecutive 20 day period is greater than or equal to $18.00 per share. Net proceeds from the offering were $30,551.

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

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $2,306 at December 31, 1996, and $993 at September 30, 1997.

         The condensed consolidated financial statements for the nine month period ended September 30, 1996, only include the accounts for Labs, the predecessor company and are therefore not comparable to the condensed consolidated financial statements of the Company for subsequent periods. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method as the Company does not have a controlling interest in the venture.

         In April 1997, Separation completed an initial public offering of its equity securities from which it received net proceeds of approximately $11.1 million. These funds were recorded as additional paid-in-capital by Separation. This offering reduced the Company's equity ownership in Separation from 100 percent to 87 percent. On June 30, 1997, and September 30, 1997, Separation paid dividends on its outstanding convertible redeemable Preferred Stock of $138 and $150, respectively, which were charged directly to paid-in-capital. These dividends have been considered in computing the Company's loss per common share.

         On August 15, 1997, pursuant to a Series A Convertible Preferred Stock Purchase Agreement, the Company completed the sale to six investors, for an aggregate purchase price of $1.8 million of 18,000 shares of newly created Series A Preferred Stock of the Company (the "Preferred Stock").

         The Preferred Stock has a liquidation preference of $100 per share (plus accumulated and unpaid dividends, the "Liquidation Preference") and pays a 7% per-annum cumulative dividend, payable at the Company's option in cash or shares of common stock at the Conversion Price (as defined). The Preferred Stock ranks prior to all other classes of equity securities of the Company, including common stock, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

         The Preferred Stock has separate class voting rights as to matters affecting such securities (which require the consent or approval of holders of 66 2/3% of the Preferred Stock), and votes together with holders of common stock on all matters requiring stock holder approval on an "as converted" basis, as though such shares of Preferred Stock had been converted into common stock on the record date used to determine Company common stock entitled to vote on such transaction or matter.

         The Preferred Stock may be converted by the holders thereof at any time or from time to time at the Conversion Price (as defined). However, prior to July 31, 1999, each holder of Preferred Stock may not convert more than 20% of his or her shares of Preferred Stock in any one month, subject to the right to accumulated conversion so that any shares of Preferred Stock not converted in any one calendar month may be accumulate with the number of convertible shares of Preferred Stock in the next calendar month. To the extent not converted voluntarily, as of August 1, 1999, all remaining shares of Preferred Stock will be automatically converted into shares at the Conversion Price then in effect.

         The Preferred Stock is convertible by the holders thereof into that number of shares equal to the Liquidation Preference divided by the Conversion Price. The Conversion Price is defined to mean an amount equal to the lesser of 100% of the Average Share Price (as defined) for the five consecutive trading days preceding the August 15, 1997 issuance date of the Preferred Stock or (ii) 88% of the Average Share Price for the five consecutive trading days immediately prior to the Conversion Date (as defined). Subject to customary anti-dilution provisions, the minimum conversion price is $2.00 per share; provided, that if the Average Share Price (defined as the last sale price per share of the Company's common stock reported by Bloomberg on AMEX or any other exchange on which such stock trades for the applicable number of consecutive trading days) is less than $2.00 for any 60 consecutive calendar days, the holders of the Preferred Stock may either demand mandatory redemption of such Preferred Stock (at $100 per share plus accrued and unpaid dividends) or convert their shares of Preferred Stock into shares without regard to such minimum $2.00 per share price.

         The Preferred Stock is subject to mandatory redemption at $100 per share plus accrued and unpaid dividends upon the occurrence of certain events, including (i) the Average Share Price for any 60 consecutive days shall be less than $2.00, (ii) the common stock is not listed on any exchange over-the-counter market for 15 consecutive trading days, or (iii) the Company is required to obtain stockholder approval under AMEX or other stock exchange regulations in order to issue shares of common stock upon conversion of the Preferred Stock and fails to obtain such requisite stockholder approval within 90 calendar days.

         In connection with the sale of the Preferred Stock, the Company issued warrants, expiring on August 15, 2002, to the placement agent entitling the placement agent to purchase 19,407 shares of the Company's common stock at $5.80 per share. Net proceeds from the preferred stock sale were $1.6 million.

         On September 23, 1997, Commodore provided the Company with a $4.0 million unsecured loan, evidenced by the Company's 8 percent convertible subordinated note due August 31, 2002 (the "Convertible Loan"). Pursuant to the terms of such note, the Company is obligated to pay Commodore interest only at the rate of 8% per annum, payable quarterly on the last day of December, March, June and September. Unless converted into common stock, the unpaid principal amount of the note is due and payable, together with accrued and unpaid interest on the 2002 maturity date.

         The Company may at its option prepay the note at any time or from time to time, without premium upon penalty, upon 30 days advance written notice. Such right of prepayment is subject to Commodore's right to convert the note into common stock prior to the date fixed for prepayment. Payments of principal and accrued interest under the Company note is fully subject and subordinated to all other indebtedness for money borrowed of the Company.

         Commodore has the right to convert the note into shares of common stock at a conversion price of $3.89 per share (one full share of common stock for each $3.89 principle amount of the note so converted). Such conversion price was fixed at approximately 85% of the five day average closing bid price of common stock ($4.575 per share) as traded on AMEX for the five trading days prior to August 22, 1997, the date that the executive committees of the respective boards of directors of each of Commodore and the Company authorized the Convertible Loan. The value of the beneficial conversion privilege has been estimated at $750 and was recognized as interest expense in September, 1997.

         In consideration of the Convertible Loan, Commodore received warrants expiring August 21, 2002, to purchase 1,000,000 shares of Common Stock at an exercise price of $5.0325 per share (approximately 110% of the $4.575 five day average closing bid price of common stock through August 22, 1997). Such exercise price is subject to customary anti-dilution adjustments. The estimated value of this warrant, $1,270, has been recorded as a discount on the note to be amortized to interest expense over the life of the loan.

         On October 2, 1997, the Company completed the sale of 600,000 Private Placement Shares to four investors for an aggregate price of $2.2 million. Pursuant to stock purchase agreements, dated September 26, 1997 (the "Common Stock Purchase Agreements"), by and between the Company and each of four private investors, if, during the twelve-month period following October 2, 1997 (the "Anniversary Period"), the Company shall (i) sell any shares of common stock,
(ii) issue any convertible securities or warrants, or (iii) issue any shares of common stock during such Anniversary Period (but not thereafter) upon conversion of its currently outstanding Preferred Stock, in each case, for a selling price, conversion price or exercise price per share which shall be lower than the $3.675 per share purchase price of the 600,000 Private Placement Shares (such lower price being the "Reset Price"), the $3.675 per share purchase price will be adjusted downward at the end of the Anniversary Period so as to equal the Reset Price. The lowest selling price, conversion price or exercise price per share at which the Company issues common stock or securities convertible or exercisable into common stock during the Anniversary Period will determine the applicable Reset Price, except that (a) the lowest sales, exercise or conversion prices associated with issuance by the Company of up to 10,000 shares of common stock, and (b) the transfer of shares by Commodore upon conversion of outstanding shares of Series D Preferred Stock or upon exercise of outstanding Commodore Warrants, shall be excluded in determining the Reset Price.

         On October 8, 1997, the Company completed the sale of an additional 100,000 Private Placement Shares to one additional investor for an aggregate purchase price of $393. The Stock Purchase Agreement in connection with such sales contains terms identical to those contained in the Stock Purchase Agreements in connection with the Sale of the 600,000 Private Placement Shares, except the Anniversary Period is defined to mean the twelve-month period following October 8, 1997, and the Reset Price is calculated based on a purchase price of $3.93125 per Private Placement Share.

         In connection with the Private Placements Shares, the Company issued warrants, expiring on September 30, 2002, to the placement agent entitling the placement agent to purchase 60,000 shares of the Company's common stock at $3.67 per share. Net proceeds from the Private Placements were $2.4 million.

         The October 2, 1997, and October 8, 1997, Private Placement transactions of 600,000 shares and 100,000 of the Company's common stock, respectively, were recorded by the Company in October 1997; therefore, the transactions are not reflected in the condensed consolidated financial statements for the nine month period ended September 30, 1997.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996

         Revenues were $5,898 and $15,717 for the three and nine months ended September 30, 1997, compared to $21 and $35 for the three and nine months ended September 30, 1996. Such revenues for 1997 were primarily due to the Company's acquisition of ASI, effective October 1, 1996, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursements contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Cost of sales increased to $4,460 and $12,479 from $64 and $64 for the same periods in 1996. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         For the three and nine months ended September 30, 1997, the Company incurred research and development costs of $752 and $2,185, as compared to $650 and $1,604 for the three and nine months ended September 30, 1996. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Research and development increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, primarily due to the continued use of independent consultants in the development of SET(TM). Also, the Company hired additional technical and operational personnel to develop the SET(TM) and separation processes.

         General and administrative expenses for the three and nine months ended September 30, 1997, were $3,284 and $9,398, as compared to $655 and $1,346 for the three and nine months ended September 30, 1996. The increase was primarily due to hiring executives and staff to support the increased activities of the Company caused by its own and its subsidiary's change to "public" status and efforts to commercialize its technology. Approximately $1,046 and $2,693 of the increase relates to expenses incurred at the newly acquired ASI subsidiary.

     In April, Commodore Separation Technologies, Inc. ("Separation") completed a sale of stock which reduced the Company's ownership percent from 100 percent to 87 percent. As a result, the financial statements report $201 as that portion of the subsidiary's loss applicable to the minority interest.

         Interest income was $187 and $507 for the three and nine months ended September 30, 1997, as compared to $225 and $229 for the three and nine months ended September 30, 1996. The increase resulted from the investment of the proceeds of the Company and its subsidiary's initial public offerings.

         Interest expense for the three and nine months ended September 30, 1997, was $862 and $1,162 as compared to $14 and $383 for the three and nine months ended September 30, 1996. Interest charges in 1996 result from indebtedness to Commodore for advances made to the Company and from indebtedness by a wholly-owned subsidiary. Interest expense in 1997 was due to the debt assumed in connection with the acquisition of a wholly-owned subsidiary. Also, $750, interest expense was recognized in September, 1997, related to the beneficial conversion privilege attached to the convertible note payable to Commodore.

         Equity in losses of unconsolidated subsidiary for the three and nine months ended September 30, 1997, was $512 and $1,466, as compared to $0 for the three and nine months ended September 30, 1996. The Company's
Teledyne-Commodore, LLC joint venture commenced operations in October 1996.

LIQUITY AND CAPITAL RESOURCES

         From its inception through the second quarter of 1996, the Company's operations were financed principally by loans and investments from its stockholders. On September 28, 1996, the Company successfully completed an initial public offering of its common stock and warrants from which it received net proceeds of approximately $30,551. In connection with the initial public offering, the Company incurred transaction costs of approximately $649. The Company allocated approximately $12.0 million of the net proceeds for the funding of proposed collaborative joint ventures, $2.0 million of which was allocated to Teledyne-Commodore, LLC.

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

         In August 1997, the Company completed a sale of 18,000 shares of newly-created Series A Preferred Stock of the Company from a which it received net proceeds of $1.6 million. In connection with the sale, the Company incurred transaction costs of approximately $117 and issued warrants, expiring on August 15, 2002, to the placement agent.

         In October 1997, the Company completed sales of 600,000 and 100,000 Private Placement Shares of common stock of the Company, from which it received aggregate net proceeds of $2.4 million. In connection with the Private Placements, the Company incurred transaction costs of approximately $209 and issued warrants, expiring on September 30, 2002, to the placement agent.

         In September 1997, Commodore provided the Company with a $4.0 million unsecured loan, evidenced by the Company's 8% convertible subordinated note due August 31, 2002.

         At September 30, 1997 and December 31, 1996, the Company had a $1,309 and $7,042 outstanding balance on a revolving line of credit, respectively. This decrease in debt was attributable to the line of credit resulting from collections on accounts receivable balances and a $2.8 million paydown on a $9,250 revolving line of credit due September 30, 1997. The Company refinanced that portion of the line of credit secured by receivables which is now due March 31, 1998. The Company is pursuing various options to finance its anticipated capital expenditures for 1997 and 1998, and to refinance its line of credit secured by receivables.

         For the three and nine months ended September 30, 1997, the Company incurred net losses of $4,101 and $11,038, respectively. At September 30, 1997, and December 31, 1996, the Company had working capital of $15,652 and $8,991, respectively.

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

         Effective as of December 2, 1996, the Company acquired (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of Refrigerant from Commodore, the owner of 65.9% of the outstanding Common Stock of the Company, as part of a corporate restructuring of Commodore to consolidate all of its current environmental technology businesses with the Company. In addition, Commodore assigned to the Company outstanding Separation notes aggregating $976 at December 2, 1996, representing advances previously made by Commodore to Separation, which the Company has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and Refrigerant to the Company, the Company paid Commodore $3.0 million in cash and, issued to Commodore a warrant expiring December 2, 2003, to purchase 7,500,000 shares of Company Common Stock at an exercise price of $15.00 per share, valued at $2.4 million.

         In April 1997, Separation successfully completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11.1 million. Such funds will be used primarily to finance Separation's operations through 1997. This offering reduced the Company's equity ownership in Separation from 100 percent to 87 percent.

         Prior to such financings, financing for all of the Company's activities had been provided in the form of direct equity investments and loans by Commodore. While the Company believes that it has sufficient cash reserves to meet expenses incurred in the ordinary course of business until the third quarter of 1998, the Company's future capital requirements will depend on certain factors, many of which are not within the Company's control. These include the ongoing development and testing of SET(TM), SLiM(TM) and the Company's other environmental technologies; the nature and timing of remediation and clean-up projects and permits required; and the availability of financing.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities Exchange Commission. There are no material developments to be reported in any previously reported legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER EVENTS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - none

         (b) Reports on Form 8-K -

         The Company filed a Current Report on Form 8-K, dated August 15, 1997, regarding the sale of 18,000 shares of 7 percent Series A Convertible Preferred Stock, a loan by Commodore to the Company of $4,000,000, and the private placement sale of 700,000 shares of Company common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: NOVEMBER 13, 1997         COMMODORE APPLIED TECHNOLOGIES, INC.
                                (REGISTRANT)


                                BY /s/ MICHAEL D. FULLWOOD
                                   ---------------------------------------------
                                   MICHAEL D. FULLWOOD - SENIOR VICE PRESIDENT,
                                   CHIEF FINANCIAL AND ADMINISTRATIVE OFFICER,
                                   SECRETARY, AND GENERAL COUNSEL
                                   (AS BOTH A DULY AUTHORIZED OFFICER OF THE
                                   REGISTRANT AND THE PRINCIPAL FINANCIAL
                                   OFFICER OR CHIEF ACCOUNTING OFFICER OF THE
                                   REGISTRANT)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27                Financial Data Schedule