Form 10-K
period 1997-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 1998-03-31
CIK 1013556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 1-11871

                      Commodore Applied Technologies, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                                      11-3312952
        (State or Other Jurisdiction of               (I.R.S. Employer
        Incorporation or Organization)                Identification No.)

        150 EAST 58TH STREET, SUITE 3400
        NEW YORK, NEW YORK                            10155
        (Address of Principal Executive Offices)      (Zip Code)

Registrant's telephone number, including area code:  (212) 308-5800

Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS                                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------                                       -----------------------------------------
COMMON STOCK, PAR VALUE $0.001 PER SHARE                                        AMERICAN STOCK EXCHANGE
REDEEMABLE COMMON STOCK PURCHASE WARRANTS                                       AMERICAN STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Act:  NOT APPLICABLE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of March 26, 1998 with an aggregate market value of approximately $55,608,000 (based upon the last sale price of the Common Stock on March 26, 1998 as reported by the American Stock Exchange).

         As of March 26, 1998, 23,103,200 shares of the registrant's Common Stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I................................................................................  1


  ITEM 1.  BUSINESS...................................................................  1

           General....................................................................  1
           Soil Decontamination--Commodore Solution Technologies, Inc.................  3
           Liquid and Gas Waste Treatment--Commodore Separation Technologies, Inc.....  7
           Environmental Management--Commodore Advanced Sciences, Inc................. 10
           Markets and Customers...................................................... 11
           Raw Materials.............................................................. 14
           Backlog.................................................................... 14
           Research and Development................................................... 14
           Intellectual Property...................................................... 14
           Competition................................................................ 15
           Environmental Regulation................................................... 17
           Employees.................................................................. 18

  ITEM 2.  PROPERTIES................................................................. 19


  ITEM 3.  LEGAL PROCEEDINGS.......................................................... 19


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................ 19


PART II............................................................................... 20


  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS........................................................ 20

           Market Information......................................................... 20
           Dividend Information....................................................... 20
           Recent Sales of Unregistered Securities.................................... 21

  ITEM 6.  SELECTED FINANCIAL DATA.................................................... 24



  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS........................................ 25

           Overview................................................................... 25
           Results of Operations...................................................... 25
           Liquidity and Capital Resources............................................ 26
           Net Operating Loss Carryforwards........................................... 28
           Year 2000 Considerations................................................... 28
           Forward-Looking Statements................................................. 29

  ITEM 7A. QUANTITATIVE AND QUALITATIVE
           DISCLOSURES ABOUT MARKET RISK.............................................. 29


  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................ 30


  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE........................................ 30


PART III.............................................................................. 31


  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................... 31

           Executive Officers and Directors........................................... 31
           Key Employees.............................................................. 35
           Board Committees........................................................... 36
           Compensation of Directors.................................................. 37
           Compliance with Section 16(a) of the Exchange Act.......................... 37

  ITEM 11. EXECUTIVE COMPENSATION..................................................... 38

           Summary Compensation....................................................... 38
           Stock Options.............................................................. 40
           Employment Agreements...................................................... 41
           Compensation Committee Interlocks and Insider Participation................ 42
           Report of the Compensation Committee on Executive Compensation............. 43

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT........................................... 47

           Security Ownership of Certain Beneficial Owners............................ 47
           Security Ownership of Management........................................... 49


  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................. 51

           Organization and Capitalization of the Company............................. 51
           Services Agreement......................................................... 52
           Transactions with Lanxide.................................................. 52
           Sale of Company Common Stock by Environmental.............................. 53
           February 1998 Intercompany Note............................................ 54
           September 1997 Intercompany Convertible Note............................... 54
           Sale of Series D Preferred Stock by Environmental.......................... 55
           License of SET Technology.................................................. 55
           CFC Technology and Support Agreement....................................... 55
           Future Transactions........................................................ 56

PART IV............................................................................... 57


  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K................................................................... 57


SIGNATURES............................................................................ 62



                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Commodore Applied Technologies, Inc. (the "Company") is an environmental treatment and services company which, through its operating subsidiaries, provides a range of technologies and services directed principally at remediating contamination in soils and other materials, protecting the integrity of our nation's water and air and disposing or reusing certain waste by-products through development of inert and environmentally sound technologies. The Company believes it provides, through its wholly-owned subsidiary Commodore Solution Technologies, Inc. ("Solution"), the only patented, non-thermal, portable and scalable process, known as SET(TM) (solvated electron technology), for treating and decontaminating soils and other materials containing PCBs, pesticides, dioxins and other toxic contaminants. The Company, through its publicly-traded subsidiary Commodore Separation Technologies, Inc. ("Separation"), also provides a system, known as SLiM(TM) (supported liquid membrane), that has been proven in limited-scale tests to separate and recover chromium, cadmium, silver, nickel, zinc, copper and other targeted substances from aqueous and possibly gaseous waste streams. The Company, through Commodore Advanced Sciences, Inc. ("Advanced Sciences"), also provides a full range of services related to on-site waste containment, management of on-site and off-site remediation and waste removal using environmentally safe methods and through the use of the Company's technologies. The operations of Advanced Sciences, which account for substantially all of the Company's current revenues, also include engineering and technical services in connection with designing production processes to minimize or eliminate the generation of hazardous wastes. Additionally, the Company, through its wholly-owned subsidiary Commodore CFC Technologies, Inc. ("CFC Technologies"), is engaged in separating mixed refrigerants, chlorofluorocarbons and hydrochlorofluorocarbons so that they may be returned to productive use at purity levels meeting industry standards.

         The Company's SET technology is directed principally at treating and decontaminating soils, as well as other materials and surfaces, by destroying PCBs, pesticides, dioxins and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines for non-contamination. The Company also believes that SET is capable of neutralizing chemical weapons and warfare agents and concentrating certain radioactive wastes for more effective disposal. In March 1997, Advanced Sciences entered into a teaming agreement with ICF Kaiser Engineers, Inc. ("ICF Kaiser"), pursuant to which the Company's SET technology will be used in connection with the remediation of mixed waste at Los Alamos National Laboratory in New Mexico under ICF Kaiser's U.S. Department of Energy ("DOE") contract. In December 1997, Advanced Sciences entered into a memorandum of understanding with Lockheed Martin Advanced Environmental Systems, Inc. to jointly pursue environmental remediation projects, and in August 1996, the Company formed a 50/50 joint venture with a subsidiary of Allegheny Teledyne, Inc., known as Teledyne-Commodore, LLC, to jointly pursue the chemical weapons destruction and demilitarization market on a worldwide basis, in both cases utilizing the SET technology. The Company operates under a Nationwide Permit for PCB disposal (the "Nationwide Permit"), issued by the U.S. Environmental Protection Agency ("EPA"), which allows the Company to use SET on-site to treat PCB-contaminated soils and metallic surfaces anywhere in the United States. Based on currently published lists of EPA national operating permits, the Company believes that it possesses the only non-thermal PCB treatment technology for multiple applications licensed by the EPA. The Company's business strategy is to use SET on a select number of industrial and governmental clean-up and related projects through collaborative working arrangements with well-recognized companies in the environmental industry.

         Separation's SLiM technology is directed at selectively extracting and recovering solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous and possibly gaseous waste streams in degrees of concentration and purity which permit both the reuse of such elements and the ability for the waste water or gas to be disposed of as non-toxic effluent without any further treatment. In December 1997 and February 1998, Separation was awarded its first two commercial contracts from Maryland Environmental Service ("MES") to use its SLiM technology in connection with the removal of chromium in water leaching from waste sites at the Baltimore Harbor and potentially polluting the Chesapeake Bay. Prior to these awards, Separation had performed a series of on-site demonstrations of SLiM, in which a SLiM unit, in a single feedstream passthrough, reduced the contamination level of chromium from more than 630 parts per million (ppm) to less than one ppm. Under a license agreement with Lockheed Martin Energy Research Corporation, Separation also has received the exclusive worldwide license (subject to a government use license) to use and develop its SLiM technology for separating the radionuclides, technetium and rhenium, from mixed wastes containing radioactive materials. Separation's business strategy is to pursue these and other opportunities for SLiM and to seek marketing arrangements with established engineering and environmental services firms to use SLiM.

         The Company acquired Advanced Sciences in October 1996 for the purpose of coordinating the Company's existing technologies and services, as well as developing, acquiring and utilizing new technologies, for the treatment, reuse and ultimate disposal of by-products generated as a result of industrial and governmental activities. Advanced Sciences, to the extent possible, has sought to utilize the Company's technologies in connection with its environmental, remediation and technical services performed for industrial and governmental customers (particularly the DOE and U.S. Department of Defense ("DOD")), with a view to increasing the quality and scope of services offered and providing the Company with a broader customer base for its technologies. Advanced Sciences was founded in 1977 and its services include the identification, investigation, remediation and management of hazardous, mixed and radioactive waste sites. Advanced Sciences has been awarded environmental management contracts by the DOE and DOD, as well as Bechtel, Westinghouse, ICF Kaiser, Lockheed Martin and Rust Waste Management.

         Demand for the Company's environmental technologies and services arises principally from three sources:

         o need for alternative environmental treatment and disposal methods for toxic substances, such as the SET technology, which do not involve safety risks with respect to air pollution and transportation of hazardous materials, or result in large volumes of residual waste that require further treatment prior to disposal;

         o need for a low cost, on-site extraction/removal system, such as the SLiM technology, which is capable of treating a wide variety of elements and compounds in multiple industrial settings at great speed and with a high degree of effectiveness, at various contaminant concentrations and volumes; and

         o stricter legislation and regulations mandating new or increased levels of air and water pollution control and solid waste management.

         The Company's overall strategy is to provide a broad range of "state-of-the-art" environmental technologies and services to solve its customers' increasingly complex pollution and waste disposal problems. The Company believes that its technological capabilities provide significant marketing advantages to the Company and enable the Company to provide its customers greater "value-added" services through the integration of its various disciplines.

         To finance the significant growth experienced by the Company, to recapitalize its borrowings and to provide resources to invest in its environmental markets, the Company raised a net amount equal to approximately $30,500,000 from an initial public offering of its common stock, par value $0.001 per share (the "Common Stock"), and redeemable Common Stock purchase warrants (the "Warrants") in July 1996 (the "IPO") and approximately $4,000,000 from private placements of preferred stock and Common Stock in August and October 1997, and an aggregate of approximately $11,100,000 from an initial public offering of Separation preferred stock, common stock and warrants in April and May 1997. The Company currently holds 87% of the outstanding common stock of Separation. As of March 26, 1998, approximately 43% of the Common Stock of the Company, in turn, was owned by Commodore Environmental Services, Inc. ("Environmental"). See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

         The Company was incorporated in Delaware in March 1996. As used in this Annual Report, and except as the context otherwise requires, the "Company" means Commodore Applied Technologies, Inc. and its subsidiaries, including Solution, Separation, CFC Technologies and Advanced Sciences. The Company's principal executive offices are located at 150 East 58th Street, Suite 3400, New York, New York 10155, and its telephone number at that address is (212) 308-5800.

SOIL DECONTAMINATION--COMMODORE SOLUTION TECHNOLOGIES, INC.

         The Company, through Solution, has developed and is in the process of commercializing its patented process known as SET. Based on the results of its extensive testing, the Company believes that SET is capable of effectively treating and decontaminating soils and other materials, including sludges, sediments, oils and other hydrocarbon liquids, metals, clothing and porous and non-porous structures and surfaces, by destroying PCBs, pesticides, dioxins, chlorinated substances and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. The Company also believes that, based on the results of additional tests, SET is capable of neutralizing substantially all known chemical weapons materials and warfare agents and concentrating certain radioactive wastes for more effective disposal.

         The SET Technology

         The SET technology, which is based upon solvated electron chemistry, mixes anhydrous liquid ammonia and/or other similar solvents with reactive metals and contaminated elements to effect the selective destruction or neutralization of organic compounds (such as PCBs, pesticides and dioxins). The Company has demonstrated that SET can achieve consistently high levels of contaminant destruction when working with PCBs, dioxins and pesticides. SET has treated soils containing up to 10,000 ppm of contaminants, and oils containing up to 250,000 ppm, leaving residual soils and oils with contamination levels of less than one ppm. In addition, SET has been successfully applied to other PCB-contaminated surfaces such as concrete. The SET process can be used in conjunction with selected post-treatment processes such that no hazardous or toxic residues will result from the use of SET, nor will there be any toxic emissions into the air, water, soils or other surfaces. For example, most contaminated soils treated with SET can (subject, in some instances, to reblending the soil with organic matter) be used subsequently for planting or for any other use for which non-contaminated soils are appropriate.

         Equipment utilized in the SET process consists of tanks, pumps and piping to handle anhydrous ammonia and other solvents in liquid and vapor forms, and reactor vessels for holding contaminated materials and for the introduction of solvating solutions. The system can be transported to field sites and configured in numerous sizes.

         The SET process requires placing the contaminated materials into a reactor where they are mixed with a solvent and charged with a base metal. The chemical reaction produces metal salts such as calcium chloride, calcium hydroxide and non-halogenated inert organics. The ammonia within the reactor is then removed to a discharge tank for later reuse. The materials are removed, sampled for residual traces of PCB or other halogenated organic compounds, and placed in storage for disposal. In many cases, the decontaminated soil and metals can be replaced in their original location, recycled or reused. The solvents do not enter the chemical reaction, but merely serve as the solute for the solvated electron solution.

         Operational Characteristics. Substantially all existing systems in use for the destruction of PCBs and other halogenated compounds involve incineration or other thermal processes, and either the permanent installation of highly complex and expensive incinerators and waste disposal equipment at the affected site, or the removal of contaminated materials to off-site facilities. The Company believes that SET represents an approach to resolving serious environmental remediation issues that does not create or entail the safety risks of air pollution and transportation of hazardous materials. The Company believes that SET is more effective than incineration and other destruction processes for toxic substances in that:

         o SET does not emit toxic fumes into the atmosphere, as is sometimes the case with thermal or incineration methods;

         o SET is portable and can be moved directly to the contaminated site, thereby reducing the risk of off-site contamination;

         o SET equipment can be customized and configured to address various treatment applications;

         o SET has been shown to neutralize or destroy all chemical weapons material and warfare agents in the United States stockpile, and Lewisite (the primary chemical weapons material and warfare agent of the former Soviet Union), in tests conducted by an independent, federally certified surety laboratory;

         o SET's reaction time is substantially less than that of alternative processes, such as thermal destruction and other forms of chemical treatment;

         o SET equipment can be installed and operated inside industrial plant facilities to treat hazardous wastes on line as a continuation of the manufacturing process; and

         o SET, when used to treat soils, yields nitrogen-enriched soils that can be reused on-site, avoiding replacement and the post-treatment costs of off-site disposal.

         The Company believes that SET is the only technology currently available which possesses all of these features and is capable of treating a wide variety of contaminants.

         EPA Nationwide Permit. In order to treat PCBs within the United States on all non-Superfund sites, a treating entity must obtain a permit from the EPA. Most EPA permits granted to date for PCB destruction are solely for single-site incineration treatment centers. In August 1995, SET was demonstrated to the EPA in order to obtain the Nationwide Permit, which was issued to the Company in March 1996. The Nationwide Permit allows the Company to use SET on-site to treat PCB-contaminated soil at any location in the United States. In addition to soil treatment, the Nationwide Permit allows the Company to treat PCB-contaminated metallic surfaces. The Nationwide Permit covers only the destruction of PCBs in soils and on metallic surfaces.

         Based on currently published lists of EPA national operating permits, the Company believes that it possesses the only non-thermal PCB treatment technology for multiple applications permitted under the EPA's Alternate Destruction Technology Program. EPA regulations governing permitting have been in effect for more than 15 years, and according to the latest EPA published list of non-thermal destructive processes, only seven companies have met EPA's stringent requirements for commercial operation. Of these, only the Company is permitted to remediate PCB-contaminated soils and metallic surfaces. The EPA's Alternative Destruction Technology Program is designed to encourage remediation technologies as an alternative to incineration.

         The Nationwide Permit expires in March 2001, and may be renewed subject to providing any requested additional information to the EPA at the time of renewal. The Nationwide Permit imposes certain continuing obligations on the Company, including notification of all job sites, periodic reporting to the EPA as to activities at the job sites, prior notification to and approval by the EPA with respect to any single-site centralized remediation facility that the Company may seek to establish, and certain restrictions on the disposal of by-products from the use of SET. The Nationwide Permit further specifies that the Company must continue to comply with all otherwise applicable federal, state and local laws regarding the handling and disposition of hazardous substances.

         Test Results. In more than 1,000 tests using SET, various high levels of PCB contamination were reduced to levels approaching non-detectable, with the destruction process occurring in a matter of minutes. The following table is a summary of the results of these tests.

                                             PCB Level
                           -------------------------------------------
   Soil Type/Material      Before Treatment            After Treatment
   ------------------      ----------------            ---------------
                           High PCBs
                           ---------
         Clay              290 ppm                     less than 1 ppm
         Organic           660 ppm                     less than 1 ppm
         Sandy             6,200 ppm                   less than 1 ppm
         Oil               250,000 ppm                 less than 1 ppm

                           Low PCBs
                           --------
         Clay              29 ppm                      less than 1 ppm
         Organic           83 ppm                      less than 1 ppm
         Sandy             130 ppm                     less than 1 ppm

         These tests were conducted on limited quantities of contaminated material, and there can be no assurance that SET will be able to replicate any of these test results on a large-scale commercial basis or on any specific project.

         In September 1995 and December 1995, Geomet, an independent surety laboratory licensed by the U.S. Government, conducted two series of laboratory tests on SET's ability to neutralize chemical weapons materials and warfare agents. Such tests, conducted on a small scale, demonstrated destruction efficiencies of more than 99.99999% on nerve agents and chemical mustards. Such tests are not necessarily indicative of results that would be obtained from testing on a larger scale. The Company is continuing to test SET on chemical weapons by-products, as well as on larger quantities of these chemical weapons materials.

         Joint Ventures

         Teledyne Environmental Joint Venture. In August 1996, Commodore Government Environmental Technologies, Inc. ("Government Technologies"), a wholly-owned subsidiary of Solution, entered into a joint venture agreement with Teledyne Environmental, Inc. ("Teledyne Environmental"), a subsidiary of Allegheny Teledyne, Inc., as the exclusive means by which each party (and their affiliates) will pursue the chemical weapons destruction and demilitarization market on a worldwide basis. Teledyne Environmental is a major provider of contract services to the DOD and DOE. The purpose of the joint venture, known as Teledyne-Commodore, LLC, a Delaware limited liability company, encompasses all phases of chemical weapons demilitarization including design, engineering, field work, ordinance and residue (heel) neutralization and demilitarization, disposal and reclamation through the use, application and commercialization of the SET process.

         Each of Government Technologies and Teledyne Environmental owns 50% of the equity, profit and losses of the joint venture company, has made capital contributions of approximately $3.0 million as of March 26, 1998, and has budgeted additional capital contributions of $500,000 for the remainder of 1998. Under the terms of the joint venture, Government Technologies' role concentrates on engineering and site operations relating to the SET process and related equipment. Teledyne Environmental is primarily responsible for site development, facilities engineering, facilities construction and maintenance, utility connections, materials recovery, transportation, waste management and transport and site decommissioning. In addition, each of the parties will jointly coordinate the engineering, construction, installation and decommissioning of the SET process controls and monitoring instrumentation.

         In consideration for the Company's interest in the joint venture, the Company licensed SET and corresponding know-how to the joint venture. The Company also licensed the SET process and corresponding know-how to Teledyne Brown Engineering, Inc. ("TBE"), a subsidiary of Allegheny Teledyne, Inc. for use in TBE's existing United States Department of Army Small Burials Contract (the "Small Burials Contract"). TBE's Small Burials Contract is an existing contract covering demilitarization of non-stockpile caches of chemical munitions at up to 25 sites to be designated by the United States Army. Under the terms of such license, the Company receives a royalty equal to 8% of TBE's net sales revenues derived from the Small Burials Contract.

         New Bedford Harbor Project. The New Bedford, Massachusetts harbor and waterfront area contains some of the highest concentration of PCBs in the nation and, in 1982, this 18,000-acre site was placed on the EPA's Superfund national priorities list. The contaminated sediments and sludges from this site were to be disposed of by incineration. However, public and political opposition related to the risks associated with incineration has caused the EPA to stop these plans.

         As a result, the EPA, the Commonwealth of Massachusetts and the New Bedford Citizens' Forum have been evaluating non-incineration technologies for the extraction and destruction of the PCBs at the storage site. In August 1995, the Company and RCC-Ionics submitted a proposal to conduct a feasibility study in support of their respective technologies for the extraction (utilizing the RCC technology) and destruction (utilizing the SET technology) phases of this $80.0 million project. By the end of 1997, the Citizens' Forum, working with the EPA and the commonwealth, completed the evaluation of a number of competing technologies and selected the SET technology as one of two destruction phase technologies that will be recommended for further evaluation for the project. The RCC technology was selected as one of two extraction phase technologies that will be recommended for further evaluation for the project. The EPA is expected to issue its final report in mid-1998 with respect to the technologies recommended for the project, and the bidding and contracting process is expected to be complete by the end of 1998.

         Contracts

         ICF Kaiser Teaming Agreement. In March 1997, Advanced Sciences entered into a teaming agreement with ICF Kaiser to utilize the Company's SET technology to remediate mixed waste at Los Alamos National Laboratory ("LANL") in New Mexico and provide support services. Under ICF Kaiser's primary contract with the DOE, ICF Kaiser is investigating and cleaning-up soils at LANL and on former LANL property that may contain hazardous and radioactive materials. The teaming agreement specifies that Advanced Sciences will provide the SET technology under a subcontractual arrangement along with environmental engineering and other services, including remediation and safety services, technical task support and health physics for implementation of tasks. Pursuant to the terms of the teaming agreement, Advanced Sciences will be reimbursed for time and materials expended on projects completed pursuant to the agreement and will receive fees averaging 5.5% of its costs.

         Lockheed Martin Memorandum of Understanding. In December 1997, Advanced Sciences also entered into a memorandum of understanding with Lockheed Martin Advanced Environmental Systems, Inc. to jointly pursue environmental remediation projects utilizing the Company's SET technology. Under the memorandum, the companies have agreed, beginning in late January 1998, to employ the SET technology at Lockheed Martin's laboratory in Las Vegas, Nevada to treat certain mixed waste streams. Following completion of the Las Vegas project, which is funded by Lockheed Martin up to $50,000, the companies have agreed to pursue projects at the DOE's Oak Ridge Reservation and Portsmouth, Ohio facilities for remediating mixed waste.

         Refrigerant (CFC) Capabilities

         Through CFC Technologies, the Company has developed and patented a process which has been able to separate commercial quantities of mixtures of refrigerants, chlorofluorocarbons ("CFCs") and hydrochlorofluorocarbons through selective destruction of unwanted fractions so that they may be returned to productive use at purity levels meeting industry standards. CFC Technologies has also licensed a patented technology from Refrigerant Services, Inc., a Canadian corporation located near Halifax, Nova Scotia, which can effectively separate several refrigerant and Halon mixtures in a cost-effective manner, and employs this technology through an operating joint venture with Solvents Australia Limited.

         The Company's processes employ fundamental chemical principles in novel combinations to deal with two aspects of the CFC problem: (i) they separate mixtures of CFCs that have become cross-contaminated during use, thereby returning acceptable purity, high-valued CFCs to economic and productive use, and (ii) they permit destruction of low-value CFCs, and mixtures thereof, that do not merit recycling. The destruction process is accomplished using the SET technology, which is believed to have considerable cost advantage over alternative destruction processes.

         To date, the separation, selective destruction and full destruction technologies have proven effective in applications of significant quantities of CFCs.

LIQUID AND GAS WASTE TREATMENT--COMMODORE SEPARATION TECHNOLOGIES, INC.

         The Company, through Separation, has developed and is in the process of commercializing its separation technology and recovery system known as SLiM. Based on the results of more than 100 laboratory and field tests to date, the Company believes that SLiM can separate and recover solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous and possibly gaseous waste streams in degrees of concentration and purity which permit both the reuse of such elements and the ability for the waste water or gas to be disposed of as non-toxic effluent without any further treatment. SLiM utilizes a process whereby a contaminated aqueous or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to discharge.

         The SLiM Technology

         Although SLiM uses the same basic principles as other membrane separation technologies, the Company believes that SLiM represents a significant advance in membrane separation technology in the treatment of solubilized feedstreams. SLiM acts by separating and extracting the targeted materials from the feedstream, rather than trapping the target material as the entire feedstream passes through the filter mechanism. As a result, for the first time, a single process is capable of treating a variety of elements and compounds in a variety of industrial settings, and doing so at great speed and with a high degree of effectiveness regardless of particle size and volume requirements. The Company also believes that SLiM is the first membrane separation technology which is capable, in a single process application, of selectively extracting multiple elements or compounds from a mixed process stream. The SLiM membrane modules can also be configured in various sizes and numbers and for varying capacities, and operate on the manufacturing site at ambient temperatures and pressures.

         SLiM involves passing a contaminated aqueous or gaseous feedstream through a hollow, porous fiber membrane unit or module. This module is previously loaded with chemicals whose composition varies depending on the targeted substance in the feedstream. As the feedstream enters the module, the metal or other substance to be extracted reacts with the proprietary chemical combination in the module, and the metallic or other ions are extracted through the membrane into a strip solution which is concentrated and gathered in a separate storage container. The balance of the feedstream is either recycled or simply discharged as normal effluent. In some instances, additional treatment may be required prior to discharge, or discharge may need to be made in a regulated manner. The Company believes that SLiM can be utilized in many instances for the separation and recovery of solubilized metals (e.g., chromium, cadmium, silver, mercury, platinum, lead, zinc and nickel) and, with refinement, radionuclides, gas, organics and biochemicals.

         The typical SLiM module is cylindrical in shape. The module casing is typically constructed of plastic and contains the fibers through which the targeted element or compound is separated from the contaminated feedstream. Pumps and pipes feed the contaminated feedstock from its point of origin (such as a metal plating tank or bath) into the module. Additional pumps and pipes recycle the strip solution which concentrates the contaminant that is being deposited continuously by Separation's proprietary chemicals resident in the membrane. Separation is exploring alternative design and sourcing of modules that will perform equal to or better than those presently in service in order to decrease the risk of supply interruptions. Separation formulates the chemical mixture for the process in each customer application, and performs the initial installation of the equipment at the customer site. The customer will either operate the equipment itself using computer data links to Separation, which will monitor the equipment and process while in operation, or Separation will enter into service contracts with the customer to operate the equipment at the customer's site.

         Operational Characteristics. The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration, nanofiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chrome and chromium materials from wastewater streams, and precipitation results in the production of sludge that requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times and are relatively expensive. The Company believes that SLiM is a superior and cost-effective alternative to other existing forms of membrane filtration technology in that it:

         o  requires lower initial capital costs and lower operating costs;

         o has the capability of treating a variety of elements and compounds in industrial settings at greater speed and with a higher degree of effectiveness, with varying contaminant concentrations and volume requirements;

         o is environmentally safe, in most instances producing no sludges or other harmful by-products which would require additional post-treatment prior to disposal;

         o can selectively extract target substances while extracting substantially fewer unwanted substances;

         o can typically operate on-site and in less space than competing technologies;

         o can extract metals, organic chemicals and other elements and compounds in degrees of concentration and purity which permit their reuse; and

         o has the capability of selectively removing more than one element from a mixed process stream by incorporating SLiM systems in series.

         Test Results. In more than 100 laboratory and field tests to date, SLiM has demonstrated the ability to successfully separate a variety of metals and other substances from aqueous and possibly gaseous process streams. In each instance, the process stream was reduced to levels approaching federal guidelines under the Federal Clean Water Act for the disposal of the reacted process stream as normal wastewater effluent, and the recovered materials were of sufficient quantity and purity as to economically permit the reuse thereof in most commercial applications. Test results included the following:

                                                                                           Applicable
Material                     Before Treatment           After Treatment                    Federal Guideline
--------                     ----------------           ---------------                    -----------------
Metals:
   Zinc                      2,700 ppm                  Less than 2 ppm (after 30          Less than 2 ppm
                                                        minutes)

   Nickel                    1,500 ppm                  Less than 1.0 ppm (after 30        Less than 2 ppm
                                                        minutes)

   Chromium (hexavalent)     400 ppm                    0.05 ppm (field test)              Less than 0.05 ppm

   Aluminum                  290 ppm                    Less than 20 ppm (after 15         Less than 30 ppm
                                                        minutes)

   Silver                    3,150 ppm                  Less than 2 ppm                    Less than 2 ppm

   Cobalt                    200 ppm                    Less than 1.1 ppm                  Less than 1.5 ppm

   Copper                    4,500 ppm                  Less than 0.3 ppm                  Less than 1.0 ppm

Radionuclides:

   Rhenium                   5 ppm                      Less than 5 parts per billion      Less than 10 ppb
                                                        (ppb)

         Some of these tests were performed on limited quantities of process streams, and there can be no assurance that the same or similar results would or could be obtained on a large-scale commercial basis or on any specific project. Other than with respect to Separation's tests involving the separation and recovery of zinc, nickel and chromium, no other tests conducted by Separation have been independently verified.

         Contracts

         Port of Baltimore Contracts. In November 1997, Separation was awarded its first commercial project by the State of Maryland and entered into a multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. The contract, dated as of November 25, 1997 (the "Hawkins Point Contract"), provides that Separation will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $250,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. Separation also reserved the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium.

         The Hawkins Point Contract followed Separation's successful completion of several on-site demonstrations of SLiM at the Port of Baltimore. During Separation's first on-site demonstration in August 1996, a single SLiM unit, in a single pass-through of feedstream, processed 90 gallons of water containing more than 630 ppm of hexavalent chromium and reduced the hexavalent chromium concentration level to 0.7 ppm. The results of this test were verified by Artesian Laboratories, Inc., an independent testing laboratory. Separation was invited to conduct an additional demonstration at the Port of Baltimore in February 1997. During this demonstration, approximately 1,500 gallons from the same source were processed. Hexavalent chromium was reduced to 0.03 ppm, well below the federal guidelines for unregulated discharge. Due to the success of these demonstrations, the State of Maryland included the SLiM process as an eligible technology in the bid documents to remediate chromium leachate at the Port of Baltimore. Separation then engaged a professional engineering company to design and build commercial-scale units capable of processing larger volumes of contaminated water. A commercial unit was mobilized to the Port of Baltimore and commenced operation in June 1997. The demonstration culminated with a non-stop, 48-hour run in late August 1997. During this final test, the SLiM equipment processed approximately 12,000 gallons of leachate and successfully met the federal discharge standards for hexavalent chromium.

         In February 1998, Separation was awarded its second commercial project by the State of Maryland and entered into another multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at Dundalk Marine Terminal at the Port of Baltimore. The contract, dated as of February 5, 1998 (the "Dundalk Contract"), provides that Separation will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $350,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. As in the case of the Hawkins Point Contract, the Dundalk Contract provides that Separation shall have the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium.

         Lockheed License Agreement. In January 1997, Separation entered into a license agreement (the "Lockheed License Agreement") with Lockheed Martin Energy Research Corporation, manager of the Oak Ridge National Laboratory, a United States Department of Energy national laboratory ("Oak Ridge"). Under the terms of the Lockheed License Agreement, Separation received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. Separation also received under the Lockheed License Agreement the right to exploit the technology for other commercial applications. Pursuant to the Lockheed License Agreement, Separation made an initial cash payment of $50,000 upon the execution of the agreement and is obligated to pay a royalty to Lockheed Martin of 2% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, Separation has agreed to guarantee Lockheed Martin, during the term of the Lockheed License Agreement, an annual minimum royalty of $15,000 commencing in the third year of the Lockheed License Agreement. The Lockheed License Agreement, which may be terminated at any time solely by Separation, has a term which will last until the end of the life of all patents or patentable claims described in or ultimately arising out of the provisional patent filed jointly by Separation and three colleagues of Srinivas Kilambi, Ph.D., Separation's former Senior Vice President--Technology, who worked with him at Oak Ridge, covering their inventions related to radionuclides. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution which can be reused in various scientific applications or disposed of by government-approved techniques including long-term storage. The Company believes that this technology may remediate nuclear waste water stored at the DOE's atomic energy plants in Rocky Flats, Colorado; Idaho Falls, Idaho; Paducah, Kentucky; Weldon Springs, Missouri; Frenchman Flat, Nevada; Los Alamos, New Mexico; Aiken, South Carolina; Oak Ridge, Tennessee; Pantex, Texas; and Hanford, Washington, and intends to pursue such opportunities. According to DOE sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

ENVIRONMENTAL MANAGEMENT--COMMODORE ADVANCED SCIENCES, INC.

         The Company, through Advanced Sciences, provides specialized technical and project management products and services primarily to government-sector customers, including the DOE and DOD, and also to private-sector domestic and foreign industrial customers. Advanced Sciences engages in all aspects of environmental regulation and compliance, as well as access to leading technologies and innovative skills related to the identification, investigation, remediation and management of hazardous, mixed and radiological waste sites. Advanced Sciences currently operates a network of eight offices located in six states, with its principal executive offices located in Albuquerque, New Mexico.

         The Company's strategy in acquiring Advanced Sciences was to incorporate its process technology into the products and services offered to Advanced Sciences' customers, with a view to increasing the quality and scope of services offered and providing the Company with a broader customer base for its technology.

         Services

         Environmental Services. Advanced Sciences' analytic and scientific abilities enable it to become involved in environmental issues and problems at their outset. Initially, Advanced Sciences provides its customers with a broad outline of the types of environmental problems, health risks and liabilities associated with a particular activity. Advanced Sciences also conducts environmental audits and assessments, underground storage tank site investigations, remedial investigations/feasibility studies, environmental impact assessments, and statements and studies to identify any potential environmental hazards.

         Remediation Services. Having already established a competitive market position in the consulting and front-end analysis phase, Advanced Sciences has been able to follow market demand into remediation services. After an environmental problem is identified, Advanced Sciences offers alternative remediation approaches which may involve providing on-site waste containment or management of on-site/off-site remediation and waste removal. Advanced Sciences can also redesign its customers' ongoing production processes and develop engineering plans and technical specifications to minimize or eliminate the generation of hazardous waste. The Company believes that Advanced Sciences' integration of engineering and environmental skills, plus its access to innovative technologies, provide Advanced Sciences with a competitive advantage in redesigning production processes.

         Technical Services. New technologies play a critical role in both the remediation of existing waste sites and in the reduction of waste generated by ongoing production processes. Advanced Sciences has access to key technologies that can help minimize waste, reduce costs and improve the quality of a finished product. Advanced Sciences has also retained what it believes are among the most qualified professionals in the environmental consulting business. Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the DOE and DOD, and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission. To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

         Contracts

         Waste Isolation Pilot Plant Contract. Advanced Sciences is currently in the third year of a $52.0 million contract to provide technical and management support services to the DOE for the opening and operation of the Waste Isolation Pilot Plant near Carlsbad, New Mexico (the "WIPP Contract"), of which approximately $32.0 million in contract budgeted funds remains. Pursuant to the WIPP Contract, Advanced Sciences manages the efforts of approximately 80 personnel who provide support covering functional areas such as regulatory assurance, waste packaging and transportation, and facility operations. The WIPP Contract is structured as a cost plus 5.25% fee agreement. Advanced Sciences' billings under the WIPP Contract are approximately $900,000 per month. The WIPP Contract provides for an initial three-year term, which expires on September 30, 1998, and an option to extend the term of the contract for two additional one-year terms which may be exercised, in whole or in part, by the DOE at its discretion.

         Rocky Flats Contract. Under a basic ordering agreement from Kaiser-Hill Company, LLC, the site operating contractor, Advanced Sciences is currently providing technical, engineering and scientific support for the closedown and cleanup of the DOE facility at Rocky Flats, Colorado (the "Rocky Flats Contract"). Pursuant to the Rocky Flats Contract, approximately 40 Advanced Sciences personnel are involved in activities such as environmental monitoring, health monitoring, engineering design and documentation support with respect to the facility. The Rocky Flats Contract, which extends through 1999, is structured as a time and materials contract that provides for a fee averaging 5.5% of costs. Advanced Sciences' billings under the Rocky Flats Contract are approximately $400,000 per month.

         MARKETS AND CUSTOMERS

         General

         The Company markets its services and technologies to governmental and industrial customers throughout the United States. The Company also plans to target customers in markets abroad, particularly in the Far East. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. During the year ended December 31, 1997, sales of approximately 5% of the Company's environmental management services were to private sector customers and sales of approximately 95% were to governmental customers.

         Approximately 95% of the Company's sales during the year ended December 31, 1997 were derived from contracts with federal, state and municipal governmental agencies which generally may be terminated at any time at the option of the customer. In 1997, Advanced Sciences' WIPP Contract and Rocky Flats Contract accounted for approximately 65% and 15%, respectively, of the Company's sales. No other project accounted for more than 10% of the Company's sales for such period. The Company benefits substantially from its long-term relationships with many of its customers which result in a significant amount of repeat business.

         Soil Decontamination

         The Company anticipates that the initial market for commercial private sector applications of SET will be the hazardous and non-hazardous waste and industrial by-products treatment and disposal market. Currently, the most common methods of treatment and disposal of hazardous and non-hazardous wastes and industrial by-products include landfilling, deep-well injection, chemical and biological treatment and incineration. Most of the current treatment and disposal methods entail air pollution and transportation risks. In addition, they may not provide a permanent solution. Certain of these treatment and disposal methods result in large volumes of residual waste which may require further treatment prior to disposal. As a result, a number of these methods are encountering increased public resistance and added regulatory oversight.

         As with any new technology or process, there has been initial resistance to the use of SET on a large scale, especially in connection with a strong vested interest on the part of the United States military (based on substantial expenditures and commitments previously made) to use incineration for the destruction of weapons. In addition, other prospective projects for the Company have already been committed to other forms of destruction technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, biological treatment, catalytic electrochemical oxidation and supercritical wet oxidation. The Company and its collaborative partners have been attempting to overcome such competition by introducing SET in smaller clean-up projects and through feasibility studies demonstrating its applicability to larger projects, such as the clean-up of a portion of the New Bedford, Massachusetts harbor.

         It may also be anticipated that, over an extended period, the market for decontamination of hazardous materials will continue to decline as past environmental degradation is corrected, and as the private and public sectors limit further pollution through the prohibition on the production and use of a broad range of hazardous materials and through the modification and improved efficiency of varied manufacturing processes.

         Water and Gas Waste Treatment

         During its initial commercialization phase, Separation will be leasing its equipment to customers, with the lease payments being due and payable after installation and successful start-up of the equipment. When replacement modules are required, Separation will supply these modules at a reasonable mark-up over their cost. As new patents are filed and issued, Separation may, for certain applications, determine to make a direct sale of the equipment with additional long-term royalty payment provisions. Separation also expects to obtain revenues through servicing the SLiM equipment, including periodic replacement of the membrane component. In addition to leasing and selling its equipment, Separation will charge its customers based on a percentage of the customer's actual cost savings derived from reduced disposal costs and recovered reusable materials. In applications in which reusable materials are not recovered, Separation's ongoing charges may be based on the volume of materials processed. Although Separation is focusing its initial marketing efforts on domestic businesses, Separation is also prepared to pursue international opportunities, which may arise from successful presentations to multinational corporations or from overseas referrals by domestic entities.

         Metals Separation and Recovery. Separation's initial marketing efforts are in the industrial sector, in which the separation and recovery of metal-bearing aqueous solutions present a substantial market. Primary among the potential customers in this area are metal plating and metal finishing operations, which generate substantial volumes of mixed metals process streams for which a limited number of partially effective technologies are available to effect proper separation.

         In September 1997, Separation installed a demonstration SLiM unit at a metal plating company. The unit operated in a batch mode for one week, and, based on operating data results, successfully separated and recovered nickel and zinc effluent streams with concentrations of up to 2,800 ppm. An independent testing laboratory verified the results.

         Based on management studies and discussions with metals industry executives, the Company believes that the major competitive technologies in this area are precipitation and ion exchange. Precipitation generates a metallic sludge by-product requiring further treatment prior to landfill disposal. Ion exchange captures anions or cations, but offers no selectivity within a group. Further, ion exchange is only approximately 90% efficient. By contrast, SLiM does not generate harmful metallic sludges and, in some cases, enables process water recycling while also enabling recovery of valuable raw materials to approximately 99% efficiency. As costs of environmental compliance continue to mount, the Company expects SLiM to become a preferred alternative to some existing metals separation methods.

         Environmental Remediation and Restoration. The Company believes that SLiM has significant potential for application to environmental remediation and restoration. In November 1997 and February 1998, Separation was awarded its first two commercial contracts for the removal of chromium-contaminated leachate at the Baltimore Harbor. In the case of a project such as the Baltimore Harbor project, it is expected that the remediation technology will be applied continuously over a period of many years, until the subject contamination (in the case of the Baltimore Harbor, chromium leaching from underlying soil into the aquifer) has abated for a significant period of time.

         In contrast to other remediation technologies, the Company believes that SLiM has the attributes of lower initial capital costs, lower operating costs and the ability to recover heavy metals for reuse.

         To speed its entry in this market, Separation intends to enter into collaborative joint working and marketing arrangements with established engineering and environmental service organizations which are expected to provide technical and professional expertise, market presence and credibility.

         Radionuclide/Mixed Waste Separation. In the United States, there are numerous sites operated or maintained by the DOE and/or the DOD at which there are present "mixed wastes" containing radionuclides intermingled with other hazardous wastes. These sites are also contaminated with other compounds associated with nuclear weapons testing and energy. SLiM may have capabilities in the separation of radionuclides such as cesium, technetium and rhenium. The United States government estimates that potential government expenditures in this market could be between $234 billion and $389 billion over the course of the next 75 years. Separation anticipates pursuing this market area in collaboration with established engineering and environmental service organizations, who can provide technical and professional expertise, market presence and credibility.

         Gas Separation. The SLiM equipment and technology can possibly be utilized to separate and recover valuable gases from mixed gaseous and liquid compounds. For example, nitrogen is used for a wide variety of process applications, including oil recovery, food processing, metal heat treatment, and pharmaceutical testing and development.

         Nitrogen is typically obtained by separating it from oxygen, using processes such as cryogenic distillation, absorption, catalytic removal, and permselective polymeric membrane separation. However, each of these processes has disadvantages, which can include high energy usage, high pressure and temperature requirements, and/or relatively low purity of the recovered gas. The SLiM process may overcome these disadvantages by yielding relatively pure nitrogen in a low-energy, lower capital cost process conducted at ambient temperature and pressure. Separation has not developed a strategy or targeted a market for commercialization of the gas separation application.

         Biochemicals Separation and Recovery. SLiM may have capabilities in the separation and recovery of biochemicals, including phenylalanine (an amino acid). Separation believes that such capabilities, although untested, extend to other biochemicals such as proteins, other amino acids, antibiotics, glycerides, fatty acids, drug delivery vehicles and other pharmaceuticals. Mixed wastes containing these materials are generated in both research and development functions and in manufacturing functions. These materials have substantial value, and Separation intends to emphasize both the value of the recovered materials and the enhanced and speedier environmental compliance attributes of SLiM in its marketing efforts.

         Currently, the primary competing technology in this area is chromatography, which requires substantially greater time to treat significant volumes of material, and is substantially less selective in the types of materials that can be separated from the liquid feedstream.

         Environmental Management

         Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to increase its annual spending level for environmental services to approximately $11.2 billion by 1999. The DOD and DOE are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environmental services to the United States government.

RAW MATERIALS

         While the Company has historically experienced no difficulty in obtaining raw materials used in its operations and relies on a broad range of suppliers for the components used in the SET process, Separation currently has a limited number of outside sources of supply for some strategic components used in the SLiM process, including chemicals, fibers and membrane casings. Business disruptions or financial difficulties of such suppliers, or raw material shortages or other causes beyond the Company's control, could adversely affect the Company by increasing the cost of goods sold or reducing the availability of such components. In its development to date, Separation has been able to obtain adequate supplies of these strategic components. However, as it develops its commercial activities, Separation may experience a rapid and substantial increase in its requirements for these components. If Separation were unable to obtain a sufficient supply of required components, it could experience significant delays in the manufacture of SLiM equipment, which could result in the loss of orders and customers and could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, if the cost of raw materials or finished components were to increase, there can be no assurance that Separation would be able to pass such increase to its customers. The use of outside suppliers also entails risks of quality control and disclosure of proprietary information.

BACKLOG

         At December 31, 1997, total backlog for the Company was approximately $109,250,000, as compared with approximately $130,000,000 as of December 31, 1996. Approximately $56,250,000 of the total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. The remaining backlog of approximately $53,000,000 represents the Company's current estimate of work for which the Company has been notified that it has been chosen for a project but where a contract has not yet been finalized. The Company estimates that approximately $21,625,000 of the total backlog represents work which will be completed in the next 12 months. Backlog amounts have historically resulted in revenue; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were $3,074,000 and $2,022,000 for the years ended December 31, 1997 and 1996, respectively.

INTELLECTUAL PROPERTY

         Solution has fifteen United States patents which were issued between 1987 and 1998, and which relate to SET, electrochemistry of halogenated organic compounds, separation and destruction of CFCs and decontamination of soils containing mercury and radioactive metals. Solution also has one Canadian and one Japanese patent relating to its SET technology. The Company has filed additional United States patent applications relating to SET and removal of heavy metals from soil. In 1997, the Company filed a patent application relating to the destruction of chemical warfare agents and explosives.

         In September 1997, Separation filed two U.S. continuation-in-part ("CIP") provisional patent applications and one international patent application covering the principal features of its SLiM technology. One of the CIP provisional patent applications covers the joint inventions of Dr. Kilambi, Separation's former Senior Vice President--Technology, and Lockheed Martin. The other CIP provisional patent application and the international patent application cover the sole inventions of Dr. Kilambi.

         CFC has one patent and one patent filing as of the date of this Annual Report, and CFC is licensed to utilize SET for CFC applications. The Company is pursuing foreign patent protection where it deems appropriate.

         To protect its trade secrets and the unpatented proprietary information in its development activities, the Company requires its employees, consultants and contractors to enter into agreements providing for the confidentiality and the Company's ownership of such trade secrets and other unpatented proprietary information originated by such persons while in the employ of the Company. The Company also requires potential collaborative partners to enter into confidentiality and non-disclosure agreements.

         There can be no assurance that any patents which may hereafter be obtained, or any of the Company's confidentiality and non-disclosure agreements, will provide meaningful protection of the Company's confidential or proprietary information in the case of unauthorized use or disclosure. In addition, there can be no assurance that the Company will not incur significant costs and expenses, including the costs of any future litigation, to defend its rights in respect of any such intellectual property.

COMPETITION

         Soil Decontamination. The Company anticipates that the initial market for commercial private sector applications of SET will be the hazardous and non-hazardous waste and industrial by-products treatment and disposal market. This market is characterized by several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than the Company. Although the Company believes that it possesses the only Nationwide Permit for destroying PCBs, any one or more of the Company's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by the Company. To the extent that the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, the Company's ability to compete effectively could be adversely affected.

         The domestic and international governmental public sector of the market is dominated by many large multinational corporations who are presently engaged in providing incineration and other conventional technologies in decontaminating chemical weapons and warfare agents, concentration of nuclear wastes and the decontamination of military vessels and other hardware. These competitors include Raytheon Corporation (the current general contractor for the Johnston Atoll incinerator), EG&G, Inc. (the general contractor for the Tooele Army Depot), Mason and Hanger (the general contractor for the Newport News naval facility), Waste Management Corporation (a bidder for domestic "large burial" stockpile weapons decontamination), and others, including Browning-Ferris Industries, Inc., Jacobs Engineering, Inc., Fluor Daniel Corporation and Lockheed Martin Marietta Corporation. All of these corporations have substantially greater financial, personnel and other resources than the Company. In addition, many prospective users of SET have already committed substantial resources to other forms of environmental remediation technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, catalytic electrochemical oxidation and supercritical wet oxidation.

         The Company believes that its ability to compete in both the commercial private and governmental public sectors is dependent upon SET being a superior, more cost-effective method to achieve decontamination of a variety of materials.

         Water and Gas Waste Treatment. The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration, nanofiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams, and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chromium from wastewater streams, and precipitation results in the production of sludge which requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times, and are relatively expensive.

         By contrast, SLiM is capable of handling a broad range of compounds in a faster and relatively inexpensive manner. Furthermore, the by-products of the SLiM process consist primarily of wastewater, which can be discharged as normal wastewater effluent, and to a substantially lesser extent and in only rare circumstances, materials requiring landfill disposal.

         Separation technologies are currently utilized by a wide variety of domestic and international companies, including several large companies having substantially greater financial and other resources than Separation. Although the Company believes that SLiM has substantial advantages over many other known separation technologies, any one or more of Separation's competitors, or other enterprises not presently known, may develop technologies which are superior to SLiM. To the extent Separation's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective alternatives, Separation's ability to compete effectively could be materially adversely affected. The Company believes that Separation's ability to compete in both the commercial and governmental sectors is dependent upon SLiM being a superior, more cost-effective method to achieve separation and/or recovery of a variety of materials in varying amounts and configurations. In the event that Separation is unable to demonstrate that SLiM is a technologically superior and cost-effective alternative to other separation technologies on a commercial scale, Separation may not be able to compete successfully.

         The Company believes that the market for CFC separation, selective destruction, and full destruction will continue to be fragmented due to existing technologies in the marketplace and inconsistent supplies of products to be separated and destroyed. In the case of full destruction, incineration is the main competition. In several countries, incineration is not permitted, which gives the SET technology an operating advantage. In the area of CFC separation, the Company believes that CFC Technologies holds one of the most efficient and portable technologies in the world for the effective separation of CFCs and halons. Although several companies have entered into this market in the past 12 months with other forms of non-portable technology, the Company and its joint venture partners believe the mobility and ease of use of CFC Technologies' technologies make them more attractive then the alternatives in the marketplace.

         Environmental Management. Advanced Sciences has been primarily engaged in providing environmental engineering and scientific support services to United States government agencies, such as the DOE and DOD. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to increase its spending level for environmental services to approximately $11.2 billion by 1999. The DOE and DOD are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environmental services to the United States government.

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

         In the hazardous waste management market, Advanced Sciences' competitors include such firms as Roy F. Weston, Jacobs Engineering, Science Applications International Corp., CH2M Hill, and CDM. In providing environmental impact assessment services, Advanced Sciences' principal competition in this market sector include Tetra Tech, The Earth Technology Corp., Dames & Moore and Woodward-Clyde. Primary factors affecting Advanced Sciences' competitiveness in this market are its ability to continue to attract and retain qualified technical and professional staff with quality project performance records and to control its costs of doing business.

         In an effort to maintain its competitive position, Advanced Sciences has developed a solid infrastructure, acquired a qualified professional staff, and developed aggressive marketing objectives to provide hazardous waste management and environmental sciences to the United States government and private sector industrial customers. The Company believes its competitive position with the United States government is enhanced by the physical proximity of Advanced Sciences' plants to DOE and DOD sites, its skilled professional staff, prior project experience with the United States government, numerous existing multi-year contracts with the United States government, integrated services, and high quality performance.

ENVIRONMENTAL REGULATION

         The environmental legislation and policies which the Company believes are applicable to SET in the United States primarily include the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and may include, on a case by case basis, the Clean Air Act of 1970, as amended (the "Clean Air Act"). These laws regulate the management and disposal of toxic and hazardous substances, provide for the protection of land and groundwater resources, and control the discharge of pollutants into the air. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America.

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

         CERCLA and subsequent amendments under SARA (often referred to collectively as Superfund) impose strict, retroactive liability upon persons who generated, transported or arranged for the transportation of hazardous substances or owned or operated the vessels or facilities at which such substances were disposed. CERCLA provides for the investigation and remediation of hazardous substance sites and mandates that any hazardous substances remaining on-site must meet certain regulatory requirements, with a preference for innovative technology. These program regulations may create an incentive to utilize environmental-friendly technologies such as SET, which destroy targeted wastes without creating additional residual waste product. Moreover, to the extent hazardous substances are effectively destroyed, potential liability can be eliminated or significantly reduced.

         The Clean Air Act empowered the EPA to establish and enforce ambient air quality standards and limitations on emissions of air pollutants from specific facilities. In 1987, the EPA began to enforce stricter standards for incineration emissions. With more stringent regulations on waste reduction technologies, the Company believes that SET could obtain a desired market share since, in most cases, it produces little or no air emissions.

         CERCLA imposes strict, joint and several liability upon owners or operators of facilities when a release or threatened release of a hazardous substance has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to and from such facilities. The Company's plans to own and operate SET at on-site installations expose the Company to potential liability under CERCLA for releases of hazardous substances at those sites. In the event that off-site treatment, storage or disposal facilities utilized by the Company for final disposition of residues from SET are targeted for investigation and clean-up under CERCLA, the Company could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal.

         In light of such potential liability, the Company has designed the SET technology to minimize the potential for release of hazardous substances into the environment. In addition, the Company has developed plans to manage the risk of CERCLA liability, including training of operators, use of operational controls and structuring of its relationships with the entities responsible for the handling of waste materials and by-products. The Company also maintains insurance with respect to environmental claims, although there can be no assurance that such insurance will be adequate.

         The Clean Air Act Amendments of 1990 impose strict requirements upon owners and operators of facilities that discharge pollutants into the environment. These amendments may require that certain air emission control technology be installed on the SET systems in the event that there is any discharge of non-recovered gases into the environment. Such additional air emission controls can be costly and require an air permit to construct and operate.

         In April 1996, the Company was selected by the White House as one of nine companies to participate in the Rapid Commercialization Initiative ("RCI"), which is a component of the Clinton Administration's efforts to streamline the commercialization process for new environmental technologies, and to build cooperative interactions between business and government to bring environmental technologies to market more rapidly and efficiently. Under the RCI, the Company intends to form "working partnerships" with the EPA and other governmental agencies for the purpose of developing and implementing policies and strategies for the commercialization of SET. Although there is no funding through the RCI, it is expected that the EPA and other governmental agencies will provide permitting and siting assistance under the program to facilitate and expedite the issuance of permits for site specific demonstrations of SET, as well as assistance to certify and publish the on-site test results of such demonstrations.

         In March 1996, the EPA lifted a ban dating to 1980 on the import of waste materials containing certain high concentrations of PCBs. The new regulations are expected to make disposal capacity in the United States available to waste generators in Mexico and Canada, where PCB waste disposal capacity is less available. The EPA has estimated that these regulations may create an additional market for United States-based PCB disposers of between $50.0 million and $100.0 million per year for the next five years.

         The Company possesses a Nationwide Permit issued by the EPA under the Alternative Destruction Technology Program that allows it to use SET on-site to treat PCB-contaminated soils and metallic surfaces. The Nationwide Permit contains numerous conditions for maintaining the Nationwide Permit and there can be no assurance that the Company will be able to comply with such conditions to maintain and/or secure renewal of the Nationwide Permit. In addition, if environmental legislation or regulations are amended, or are interpreted or enforced differently, the Company may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. Failure to obtain such permits or otherwise comply with such regulatory requirements could have a material adverse effect on the Company and its operations.

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

         Separation maintains environmental liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate. The Company, on behalf of itself and its subsidiaries, also maintains contractor's pollution insurance with limits of $15.0 million per occurrence and $15.0 million in the aggregate. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against the Company and its subsidiaries (even if covered by an insurance policy) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of March 26, 1998, the Company (including all of its direct and indirect subsidiaries) had a total of 169 full-time employees, of which approximately 121 are engineers, scientists and other professionals. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be good.

ITEM 2.  PROPERTIES.

         The Company's principal executive offices are located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley
J. Blum, a director and principal stockholder of Environmental and a director of the Company, Solution, Separation, Advanced Sciences and certain other subsidiaries and affiliates of the Company. Such space also serves as the principal executive offices of Environmental and certain of its affiliates. The lease for the New York City space expires in December 1998. The Company pays an allocable portion of the rent per year under such lease.

         The Company maintains marketing offices located in approximately 2,200 square feet of office space in McLean, Virginia under a lease expiring in May 2002. Such space also serves as marketing offices of Environmental and Separation. The Company pays $2,500 per month under the lease.

         The Company leases approximately 21,000 square feet of space in Houston, Texas, for testing, additional research and development, equipment demonstration and assembly, and executive and administrative offices. Such space also serves as the principal accounting offices of Solution. The Company pays $6,800 per month under the lease for the Houston space, which expires in June 2000.

         Separation's principal executive offices are located in approximately 20,800 square feet of space in Kennesaw, Georgia (near Atlanta) under a lease expiring in February 2002, which it began occupying in March 1997. Such space also serves as Separation's administrative offices and research and testing laboratories.

         Advanced Sciences' principal executive and administrative offices are located in approximately 7,500 square feet of space in Albuquerque, New Mexico under a lease expiring in November 2001. Advanced Sciences also leases small space for field operations in Carlsbad and Los Alamos, New Mexico, Oak Ridge, Tennessee and Lakewood, Colorado.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock and Warrants began trading publicly on June 28, 1996 at initial public offering prices of $6.00 per share and $0.10 per Warrant and are traded on the American Stock Exchange ("Amex") under the symbols CXI and CXIW, respectively. On March 26, 1998, there were 96 holders of record of Common Stock and 35 holders of record of Warrants.

         The following table sets forth, for the fiscal periods shown, the high and low sale prices (rounded to the nearest cent) for the Common Stock and Warrants as reported on the Amex.

                                                Common Stock                Warrants
                                           ----------------------------------------------
                                             High          Low          High         Low
                                           -------        -----       ------       ------
Fiscal 1996
      Third Quarter....................... $ 11.63        $5.56       $ 5.00       $ 1.75
      Fourth Quarter......................    7.13         4.75         2.25         0.94
Fiscal 1997
      First Quarter.......................    9.00         4.00         3.75         1.00
      Second Quarter......................    8.25         5.25         2.88         1.13
      Third Quarter.......................    5.94         4.13         1.63         0.81
      Fourth Quarter......................    5.25         1.50         1.63         0.31


DIVIDEND INFORMATION

         The holders of the Company's 7% Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), were entitled to receive if, when and as declared by the Board of Directors out of funds legally available therefor, cumulative dividends at the rate of $7.00 per share per annum, payable at the time of conversion, either in cash or, at the election of the Company, by delivery of shares of Common Stock at the conversion price then in effect. As of March 26, 1998, the Company had issued 15,173 shares of Common Stock as dividends in kind with respect to the Series A Preferred Stock, the total dollar value of which is approximately $37,318. See "-- Recent Sales of Unregistered Securities -- August 1997 Private Placement of Series A Preferred Stock."

         The Company has never paid cash dividends on its capital stock. Any future determination as to the payment of cash dividends on the capital stock of the Company will depend on the ability of the Company to service its outstanding indebtedness and future earnings, capital requirements, the financial condition of the Company and such other factors as the Company's Board of Directors may consider. The Company currently intends to retain its earnings to finance the growth and development of its business and to repay outstanding indebtedness and does not anticipate paying cash dividends on its capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         February 1998 Intercompany Note

          In February 1998, Environmental provided a $5,450,000 unsecured loan to the Company, evidenced by the Company's 8% non-convertible note (the "Intercompany Note"). Pursuant to the terms of the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note is payable at the rate of 8% per annum, semiannually in cash. The unpaid principal amount of the Intercompany Note is due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, subject to certain conditions. The Company will use the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions--February 1998 Intercompany Note."

          In connection with the loan, the Company amended and restated in its entirety a five-year warrant to purchase 7,500,000 shares of Common Stock issued to Environmental on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, the Company issued to Environmental an additional five-year warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $10.00 per share. See "Certain Relationships and Related Transactions--February 1998 Intercompany Note."

         October 1997 Private Placement of Common Stock

         In October 1997, the Company sold 700,000 shares (the "Private Placement Shares") of Common Stock (of which 600,000 shares were sold at $3.675 per share and 100,000 shares were sold at $3.93125 per share) for an aggregate purchase price of approximately $2.6 million in a private placement (the "October 1997 Private Placement") to certain "accredited investors" as such term is defined in Rule 501 under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to the terms of such sale, if, during the 12-month period ending September 30, 1998 (the "Reset Period"), the Company (i) sells any shares of Common Stock, (ii) issues any securities convertible into or exercisable for Common Stock, or (iii) issues any shares of Common Stock during such Reset Period (but not thereafter) upon conversion of the Series A Preferred Stock, in each case, for a selling price, conversion price or exercise price per share which shall be lower than the per share purchase price of the Private Placement Shares (such lower price being the "Reset Price"), the per share purchase price will be adjusted downward at the end of the Reset Period to equal the Reset Price.

         In December 1997, an aggregate of 326,760 shares of Common Stock were issued by the Company to investors upon conversion of certain of their shares of Series A Preferred Stock at a conversion price of $2.00 per share. See "--August 1997 Private Placement of Series A Preferred Stock." As a result, the per share purchase price of the Private Placement Shares will be adjusted downward at the end of the Reset Period to equal $2.00. Pursuant to the terms of the October 1997 Private Placement, the Company is required either to refund approximately $1.2 million (representing the difference between the aggregate purchase price of the Private Placement Shares and the aggregate purchase price of such shares based on a $2.00 Reset Price), or to issue approximately 600,000 additional shares of Common Stock (representing the number of additional shares of Common Stock the investors would have received in October 1997 had the purchase price thereof been $2.00 per share) to the investors in the October 1997 Private Placement, for no additional consideration, at the end of the Reset Period. The Company has recorded a liability of approximately $1.2 million to reflect the cost of such price reset.

         Affiliates of the placement agent in connection with the October 1997 Private Placement received warrants to purchase an aggregate of 60,000 shares of Common Stock at $3.675 per share. The Company has an effective registration statement on file with the Securities and Exchange Commission (the "Commission") covering the 700,000 shares of Common Stock issued in the October 1997 Private Placement, as well as the 60,000 shares of Common Stock issuable upon exercise of the foregoing warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         August 1997 Private Placement of Series A Preferred Stock

         In August 1997, the Company sold 18,000 shares of its Series A Preferred Stock for an aggregate purchase price of $1.8 million in a private placement (the "August 1997 Private Placement") to "accredited investors" as such term is defined in Rule 501 under the Securities Act. The Series A Preferred Stock was convertible into that number of shares of Common Stock equal to $100 divided by the Conversion Price. The "Conversion Price" was defined as the amount equal to the lesser of (i) $4.64, representing 100% of the average of the closing sale prices of the Common Stock for the five consecutive trading days preceding the issuance date of the Series A Preferred Stock, or (ii) 88% of the average of the closing sale prices of the Common Stock for the five consecutive trading days immediately prior to the date of conversion. Subject to customary anti-dilution provisions, the minimum conversion price was $2.00 per share; provided that if the average of the closing sale prices of the Common Stock for any 60 consecutive calendar days was less than $2.00, such investors had the right either to demand mandatory redemption of their shares of Series A Preferred Stock (at $100 per share plus accrued and unpaid dividends) or convert their shares of Series A Preferred Stock into shares of Common Stock without regard to such minimum $2.00 conversion price.

         As of March 26, 1998, all 18,000 shares of Series A Preferred Stock had been converted into an aggregate of 753,200 shares of Common Stock, based upon Conversion Prices ranging from $2.00 to $3.685 per share.

         The placement agent in connection with the August 1997 Private Placement received warrants to purchase 19,407 shares of Common Stock at $5.80 per share. The Company has an effective registration statement on file with the Commission covering the 753,200 shares of Common Stock into which the Series A Preferred Stock were converted, as well as the 19,407 shares of Common Stock issuable upon the exercise of the foregoing warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         September 1997 Intercompany Convertible Note

         In September 1997, Environmental provided a $4.0 million unsecured loan to the Company, evidenced by the Company's 8% convertible subordinated note (the "Convertible Note"). Pursuant to the terms of the Convertible Note, the Company is obligated to pay Environmental interest only at the rate of 8% per annum, payable quarterly. Unless converted into Common Stock at any time, the unpaid principal amount of the Convertible Note is due and payable, together with accrued and unpaid interest, on August 31, 2002. Payment of principal and accrued interest under the Convertible Note is subordinated to all other indebtedness for money borrowed of the Company. Environmental has the right to convert the Convertible Note into shares of Common Stock at a conversion price of $3.89 per share. Such conversion price was fixed at approximately 85% of the five-day average closing bid price of Common Stock ($4.575 per share) prior to August 22, 1997, the date that the Executive and Finance Committees of the respective Boards of Directors of the Company and Environmental authorized such loan. In connection with the $4.0 million loan, the Company issued Environmental a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $5.0325 per share (approximately 110% of the $4.575 five-day average closing bid price of Common Stock prior to August 22, 1997).

         In March 1998, the Company prepaid $2.0 million of the Convertible Note by (i) paying Environmental the sum of $500,000 in cash and (ii) transferring to Environmental a promissory note, dated August 30, 1996, in the principal amount of $1.5 million (the "LPM Note") from Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corporation, a Delaware corporation ("Lanxide"). Lanxide, which specializes in the manufacture of ceramic bonding and refractory materials, is related to the Company by significant common beneficial ownership. To induce Environmental to accept the Company's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into Common Stock), the Company issued to Environmental an additional warrant to purchase up to 514,000 shares of Common Stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of the Common Stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment.
The estimated fair value of such warrant is approximately $340,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions--September 1997 Intercompany Note."

         The above transactions were deemed exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in such transactions. The Company made available to all recipients of securities written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipients of the limitations on resale of such securities. In addition, all recipients were offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transactions and to obtain additional relevant information about the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table presents selected financial data of the Company, as of December 31, 1997, for the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997. The following selected historical data is derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

                      (in thousands, except per share data)

Consolidated Statement of Operations Data:

                                                                  Year ended December 31,
                                            ----------------------------------------------------------------------
                                            1993(1)         1994            1995            1996            1997
                                            -------       -------         -------         -------         --------
  Revenue:
      Contract revenue...............       $ 154         $    --         $    --         $ 5,123         $ 19,493
  Cost of sales:
      Cost of sales..................          --              --              --           4,136           16,325
      Research and development.......         171             380           1,815           2,022            3,074
      General and administrative.....         173           1,369           1,773           3,412           12,196
      Depreciation and amortization..          --              --              --             561            1,282
      Minority interests.............          --              --              --              --              (82)
      Write-off of  in-process
       technology....................          --           2,424              --              --               --
                                             -----        --------        --------        --------        ---------
  Loss from operations...............        (190)         (4,173)         (3,588)         (5,008)         (13,302)

      Interest income................           6               7               6             477              745
      Interest expense...............        (290)           (551)           (274)           (617)          (1,310)
      Income taxes...................          --              --              --              --               --
      Equity in net losses of
       subsidiary....................          --              --              --            (495)          (1,827)
  Net loss...........................       $(474)        $(4,717)        $(3,856)        $(5,643)        $(15,694)
                                            ======        ========        ========        ========        =========
  Net loss per share-- basic and
   diluted...........................          --         $ (0.31)        $ (0.26)        $ (0.31)        $  (0.73)
                                                          ========        ========        ========        =========
  Weighted average number of shares..          --          15,000          15,000          18,100           21,844


Consolidated Balance Sheet Data:
                                                                        December 31,
                                            ----------------------------------------------------------------------
                                            1993(1)         1994            1995            1996            1997
                                            -------       -------         -------         -------         --------

Cash and cash equivalents.........          $   50        $    --         $     4         $12,076         $ 13,151
Total assets......................             331            856           1,091          33,456           29,696
Long term debt....................              --             --              --              29               19
Total liabilities.................           1,189          5,542           9,633          13,380           10,521
Minority interests................              --             --              --              --            6,645
Redeemable securities.............              --             --              --              --               --
Stockholders' equity..............            (858)        (4,686)         (8,542)         20,076           11,654


-----------------------------
(1) The selected financial data of the Company at and for the year ended December 31, 1993 is that of Commodore Laboratories, Inc. (formerly A.L. Sandpiper Corporation), which is the predecessor of the Company, and the selected financial data for subsequent periods reflects the cost of the acquisition of Commodore Labs pushed down from Environmental.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7.           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Through its operating subsidiaries, the Company provides a range of technologies and services directed principally at treating soil contamination, protecting the integrity of our nation's water and air and the disposal or reuse of certain waste by-products through development of inert and environmentally sound technologies. The Company is currently in the process of commercializing these technologies through various acquisitions, licensing agreements and joint ventures.

         Since Environmental's acquisition of the Company's predecessor, Commodore Laboratories, Inc. (formerly A.L. Sandpiper Corporation), in December 1993, the Company has not generated material revenues, except from the operations of Advanced Sciences, or any profits. Prior to the Company's acquisition of Advanced Sciences, the Company was considered to be a development stage company. See "Certain Relationships and Related Transactions--Organization and Capitalization of the Company."

RESULTS OF OPERATIONS

         Year ended December 31, 1997 compared to Year ended December 31, 1996

         Revenues were $19,493,000 for the year ended December 31, 1997, compared to $5,123,000 for the year ended December 31, 1996. 1997 revenues were primarily due to the Company's acquisition of Advanced Sciences in October 1996 and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursements contracts is recorded under the percentage of completion method as costs incurred and includes estimated fees in the proportion that costs to date bear to total estimated costs. Cost of sales increased to $16,325,000 for 1997 from $4,136,000 for 1996. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         For the year ended December 31, 1997, the Company incurred research and development costs of $3,074,000, as compared to $2,022,000 for the year ended December 31, 1996. Research and development costs include salaries, wages, other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Research and development increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, primarily due to the continued use of independent consultants in the development of SET. In addition, the Company hired additional technical and operational personnel to develop the SET and SLiM processes.

         General and administrative expenses for the year ended December 31, 1997 were $12,196,000, as compared to $3,412,000 for the year ended December 31, 1996. The increase was primarily due to hiring executives and staff to support the increased activities of the Company caused by its and Separation's change to "public" status and efforts to commercialize its technologies. Approximately $5,696,000 of the increase relates to expenses incurred by Advanced Sciences and Separation. In 1997, the Company recorded an $800,000 valuation reserve for the LPM Note receivable which is included in general and administrative expenses. In April 1997, Separation completed an initial public offering of its equity securities which reduced the Company's ownership interest from 100% to 87%.

         Interest income was $745,000 for the year ended December 31, 1997, as compared to $477,000 for the year ended December 31, 1996. The increase resulted from the investment of the proceeds of the Company's and Separation's initial public offerings.

         Interest expense for the year ended December 31, 1997 was $1,310,000, as compared to $617,000 for the year ended December 31, 1996. Interest charges in 1996 result from indebtedness to Environmental for advances made to the Company and from indebtedness by Separation. Interest expense in 1997 was due to the debt assumed in connection with the acquisition of Separation. In addition, $750,000 of interest expense was recognized in September 1997 related to the beneficial conversion privilege attached to the Convertible Note payable to Environmental.

         Equity in losses of unconsolidated subsidiary for the year ended December 31, 1997 were $1,827,000, as compared to $495,000 for the year ended December 31, 1996. The Company's Commodore-Teledyne, LLC joint venture commenced operations in October 1996.

         Year ended December 31, 1996 compared to Year ended December 31, 1995

         Revenues were $5,123,000 for the year ended December 31, 1996, compared to no revenues for the year ended December 31, 1995. 1996 revenues were primarily due to the Company's acquisition of Advanced Sciences in October 1996 and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Cost of sales totaled $4,136,000 for 1996.

         For the year ended December 31, 1996, the Company incurred research and development costs of $2,022,000, as compared to $1,815,000 for the year ended December 31, 1995. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design of construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Research and development increased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to the continued use of independent consultants in the development of SET. Also, the Company hired additional technical and operational personnel to develop the SET process.

         General and administrative expenses for the year ended December 31, 1996 were $3,412,000, as compared to $1,773,000 for the year ended December 31, 1995. The increase was primarily due to hiring executives and staff to support the increased activities of the Company caused by its change to "public" status and its efforts to commercialize its SET technology. Approximately $1,038,000 of the increase relates to expenses incurred at the newly acquired Advanced Sciences subsidiary.

         Annual interest income was $477,000 for the year ended December 31, 1996, as compared to $6,000 for the year ended December 31, 1995. This increase resulted from the investment of the proceeds of the Company's IPO during the last six months of 1996.

         Interest expense for the year ended December 31, 1996 was $617,000, as compared to $274,000 for the year ended December 31, 1995. Interest charges result from indebtedness to Environmental for advances made to the Company and from indebtedness to a bank by a wholly-owned subsidiary. Interest expense increased due to the increased outstanding balance due to Environmental throughout the year ended December 31, 1996 as compared to year ended December 31, 1995, and the addition of debt of its wholly-owned subsidiary during the last three months of 1996.

         Equity in losses of unconsolidated subsidiary for the year ended December 31, 1996 was $495,000, as compared to none for the year ended December 31, 1995. The Company's Commodore-Teledyne, LLC joint venture commenced reporting results of operations in October 1996.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through the second quarter of 1996, the Company's operations were financed principally by loans and investments from its stockholders. In June 1996, the Company successfully completed its IPO from which it received net proceeds of approximately $30,500,000. The Company allocated approximately $12.0 million of the net proceeds for the funding of proposed collaborative joint ventures, $2.0 million of which was allocated to Commodore-Teledyne, LLC. See "Certain Relationships and Related Transactions--Organization and Capitalization of the Company."

         In July 1996, the Company utilized a portion of the net proceeds from its IPO to repay an outstanding line of credit of $2.0 million, as well as a $5,925,426 promissory note to its principal stockholder (the "Environmental Funding Note"). The Company set aside $1.0 million cash collateral to support a loan made by a commercial bank to the Company's principal stockholder in December 1993. In September 1996, such cash collateral was released by the bank. See "Certain Relationships and Related Transactions--Organization and Capitalization of the Company."

         In August 1997, the Company completed the August 1997 Private Placement from which it received net proceeds of approximately $1.6 million. In connection with the sale, the Company incurred cash transaction costs of approximately $117,000 and issued warrants, expiring on August 15, 2002, to the placement agent. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

         In October 1997, the Company completed the October 1997 Private Placement from which it received aggregate net proceeds of approximately $2.4 million. In connection with the October 1997 Private Placement, the Company incurred cash transaction costs of approximately $209,000 and issued warrants, expiring on September 30, 2002, to the placement agent. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

         In September 1997, Environmental provided the Company with a $4.0 million unsecured loan, evidenced by the Convertible Note due August 31, 2002. In connection with the Convertible Note, the Company issued warrants to purchase 1,000,000 shares of Common Stock to Environmental valued at $660,000 and provided a beneficial conversion privilege with an intrinsic value of $750,000 as of the date of the transaction. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

         At December 31, 1997 and 1996, the Company had a $1,199,000 and $7,042,000 outstanding balance on a revolving line of credit, respectively. This decrease in debt was attributable to the line of credit resulting from collections on accounts receivable balances and a $2.8 million pay-down on a $9,250,000 revolving line of credit due September 30, 1997. The Company refinanced that portion of the line of credit secured by receivables, which was due March 31, 1998. The Comopany has obtained an extension through May 30, 1998. The Company is pursuing various options to finance its anticipated capital expenditures for 1998 and to refinance its line of credit secured by receivables.

         In February 1998, Environmental provided the Company with a $5,450,000 unsecured loan, evidenced by the Intercompany Note due on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, subject to certain conditions. The Company will use the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

         For the year ended December 31, 1997, the Company incurred a net loss of $15,694,000. At December 31, 1997 and 1996, the Company had working capital of $11,170,000 and $8,838,000 respectively.

         In August 1996, the Company loaned $1.5 million to LPM, a wholly-owned subsidiary of Lanxide, evidenced by the LPM Note. Lanxide is related to the Company by significant common beneficial ownership. The LPM Note is collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998. In March 1998, the Company transferred the LPM Note to Environmental, together with $500,000 in cash, as partial prepayment of the $4.0 million unsecured loan from Environmental to the Company in September 1997. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--September 1997 Intercompany Convertible Note" and "Certain Relationships and Related Transactions--September 1997 Intercompany Convertible Note."

         In October 1996, the Company acquired all of the outstanding shares of capital stock of Advanced Sciences. In consideration for all of the outstanding shares of capital stock of Advanced Sciences, the former shareholders of Advanced Sciences received an aggregate of 450,000 shares of Common Stock. Simultaneously, the Company also acquired of all of the outstanding shares of capital stock of A.S. Environmental, Inc. ("ASE"). ASE, a newly formed entity with no history of operations, had an option to purchase all of the outstanding capital stock of Advanced Sciences and was acquired by the Company for the purpose of enabling the Company to effect its acquisition of Advanced Sciences. The former shareholders of ASE received, in consideration for all of the outstanding shares of capital stock of ASE, an aggregate of 450,000 shares of Company Common Stock. See "Certain Relationships and Related Transactions--Organization and Capitalization of the Company."

         In December 1996, the Company transferred certain of its operating assets related to its SET technology to Solution, subject to certain liabilities related to such assets, in exchange for all of the issued and outstanding shares of capital stock of Solution. Solution agreed to assume all of the net assets of the Company relating to its SET technology at December 1, 1996, which assets had an aggregate value of approximately $4.0 million at such date, and all known or unknown contingent or unliquidated liabilities of and claims against the Company and its subsidiaries to the extent they relate to or arise out of the transferred assets. The Company retained, among other things, (a) all temporary cash investments of the Company at December 1, 1996, aggregating approximately $14.1 million, and (b) the principal executive offices and related assets of the Company which, at the time, were located in McLean, Virginia. See "Certain Relationships and Related Transactions--Organization and Capitalization of the Company."

         In December 1996, the Company acquired (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of CFC Technologies from Environmental, as part of a corporate restructuring of Environmental to consolidate all of its current environmental technology businesses with the Company. In addition, Environmental assigned to the Company outstanding Separation notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to Separation, which the Company has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and CFC Technologies to the Company, the Company paid Environmental $3.0 million in cash and issued to Environmental a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Company Common Stock at an exercise price of $15.00 per share, valued at $2.4 million. Such warrant was subsequently amended to, among other things, reduce the exercise price thereof to $10.00 per share. See "Certain Relationships and Related Transactions--Organization and Capitalization of the Company" and "--February 1998 Intercompany Note."

         In April 1997, Separation completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11,100,000. Such funds were used primarily to finance Separation's operations through 1997.

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards of approximately $28,000,000 which expire in the years 2000 through 2012. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance of $11,200,000 has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

YEAR 2000 CONSIDERATIONS

         Many existing computer programs use only two digits to identify a year in the date datum field. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

         The Company is currently evaluating Year 2000 issues and their potential impact on its information systems and computer technologies. All evaluation costs will be expensed as incurred. The Company does not expect that the cost of addressing any Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any Year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Annual Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to the General Instructions to Item 305 of Regulation S-K, the Company is not required to comply with the disclosure provisions of Item 305 of Regulation S-K because the Company's market capitalization was less than $2.5 billion at January 28, 1997, and this Annual Report does not contain financial statements for fiscal years ended after June 15, 1998.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the Company are included on pages F-1 through F-21 of this Annual Report and are incorporated herein by reference.


                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ITEM 9.           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On December 11, 1996, the Company and its former auditors, Tanner + Co. ("Tanner"), mutually agreed to terminate the client-auditor relationship between the Company and Tanner effective as of such date. Additionally, as of December 19, 1996, the Company retained Price Waterhouse LLP to serve as independent accountants. The decision to terminate the Company's client-auditor relationship with Tanner and to retain Price Waterhouse LLP was recommended by the Audit Committee of the Board of Directors and unanimously approved by the Board of Directors of the Company.

         During the Company's fiscal year ended December 31, 1995, Tanner's report on the Company's financial statements neither contained any adverse opinion or disclaimer of opinion, nor were qualified or modified as to any uncertainty, audit scope or accounting principles, except that Tanner's auditors reports on the Company's consolidated financial statements for the year ended December 31, 1995 contained an additional paragraph relating to the Company continuing as a going concern, due to significant losses and a deficit in working capital.

         During the Company's fiscal year ended December 31, 1995, there were no disagreements between the Company and Tanner on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner, would have caused Tanner to make reference to the subject matter of the disagreements in connection with its report.

         No "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K occurred during the Company's fiscal year ended December 31, 1995.

         Prior to engaging Price Waterhouse LLP, the Company did not consult Price Waterhouse LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of March 26, 1998, are as follows:


Name                                 Age     Position
----                                 ---     --------
Paul E. Hannesson                    57      Chairman of the Board, President and Chief Executive Officer

Kenneth L. Adelman, Ph.D.            49      Executive Vice President--Marketing and International  Development
                                             and Director of the Company,  and President  and Chief  Operating
                                             Officer of Solution

Michael D. Fullwood                  51      Senior  Vice  President,   Chief  Financial  and   Administrative
                                             Officer, Secretary and General Counsel

Ed L. Romero                         64      Director of the Company and Chief  Executive  Officer of Advanced
                                             Sciences

Peter E. Harrod, P.E.                48      President of Advanced Sciences

Kenneth J. Houle                     59      President and Chief Operating Officer of Separation

Bentley J. Blum                      56      Director

Jeane J. Kirkpatrick, Ph.D.          71      Director

Herbert A. Cohen                     64      Director

David L. Mitchell                    76      Director

Thomas E. Noel                       59      Director

Tom J. Fatjo, Jr.                    57      Director

William R. Toller                    66      Director

----------------------

         Paul E. Hannesson has been a director of the Company since March 1996 and was appointed Chairman of the Board in November 1996. Mr. Hannesson also served as Chief Executive Officer of the Company from March to October 1996 and as President from March to September 1996, and was re-appointed Chief Executive Officer in November 1996 and President in May 1997. Mr. Hannesson has been a director of Environmental since February 1993 and was appointed its Chairman of the Board and Chief Executive Officer in November 1996. Mr. Hannesson also served as President of Environmental from February 1993 to July 1996 and was re-appointed President in May 1997. Mr. Hannesson also currently serves as the Chairman of the Board and Chief Executive Officer of Separation, Solution and CFC Technologies. Mr. Hannesson was a private investor and business consultant from 1990 to 1993, and was also an officer and director of Specialty Retail Services, Inc. from 1989 to August 1991. He served as Chairman of the Board of Lanxide, a research and development company developing metal and ceramic materials, from 1983 to February 1998. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director of the Company.

         Kenneth L. Adelman, Ph.D. joined the Board of Directors of the Company and Environmental in July 1996 and was appointed Executive Vice President--Marketing and International Development of the Company in May 1997. Dr. Adelman was appointed President and Chief Operating Officer of Solution in November 1997. Dr. Adelman also joined the Board of Directors of Separation in April 1997. Since 1987, Dr. Adelman has been an independent consultant on international issues to various corporations, including Lockheed Martin Marietta Corporation and Loral Corporation. Previously, Dr. Adelman held positions of responsibility in arms control during most of the Reagan Administration. From 1983 to the end of 1987, he was Director of the United States Arms Control and Disarmament Agency. Dr. Adelman was a Professor at Georgetown University and writer for Washingtonian Magazine from 1987 to 1991. Dr. Adelman accompanied President Ronald Reagan on summits with Mikhail Gorbachev, and negotiated with Soviet diplomats on nuclear and chemical weapons control issues, from 1985 to 1987. He also headed the United States team on annual arms control discussions with top-level officials of the People's Republic of China from 1983 through 1986. From 1981 to 1983, he served as Deputy United States Representative to the United Nations with the rank of Ambassador Extraordinary and Plenipotentiary. Dr. Adelman holds M.A. and Ph.D. degrees from Georgetown University.

         Michael D. Fullwood was appointed Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel of the Company, Environmental, Solution, Separation and CFC Technologies in May 1997. Mr. Fullwood served as a director and the Senior Vice President, Chief Financial and Administrative Officer and General Counsel of Lanxide from July 1997 to February 1998. From 1987 to August 1996, Mr. Fullwood held numerous positions ranging from Senior Attorney to Executive Vice President and Chief Financial Officer of Witco Corporation, a worldwide specialty chemicals company. From 1983 to 1987, Mr. Fullwood served as Senior Attorney at Scallop Corporation (Royal Dutch/Shell Group), where he specialized in corporate matters, mass tort litigation and international law. Mr. Fullwood also previously served as Senior Attorney of Caltex Petroleum and Arabian American Oil Company, handling corporate, contractual and transnational matters. Mr. Fullwood holds a law degree from Harvard Law School.

         Ed L. Romero has served as a director of the Company since October 1996 and as the Chief Executive Officer of Advanced Sciences since its inception. Mr. Romero founded Advanced Sciences in 1977 and was its controlling stockholder from 1977 to October 1996. Mr. Romero served as a director of TransAmerican Waste Industries, Inc. from November 1991 to April 1992 and was re-appointed a director in December 1992. Mr. Romero is currently the owner of the Professional Developers, a New Mexico-based real estate and development company, and is a prominent member of many veteran groups and Hispanic business organizations. He is President of the Hispanic Culture Foundation and also a member of the board of the Democratic National Committee's Finance Committee. Mr. Romero is the father-in-law of Peter E. Harrod, the President of Advanced Sciences and Senior Vice President of Solution.

         Peter E. Harrod, P.E. has served as an executive officer of Advanced Sciences since 1991 and as its President since October 1996. Mr. Harrod has also served as Senior Vice President of Solution since November 1997. Prior to such time, Mr. Harrod held numerous executive positions in environmental engineering, hazardous waste remediation, design engineering and construction management companies, including ABB Environmental Services, Inc. from 1983 to 1991, Neill & Gunter, Inc. from 1981 to 1983 and E.C. Jordan Co. from 1975 to 1981. Mr. Harrod is currently a member of the National Society of Professional Engineers and the American Society of Civil Engineers, and is the author of several environmental, remediation and design engineering publications. Mr. Harrod received M.S. and B.S. degrees in Civil Engineering from the University of Vermont. Mr. Harrod is the son-in-law of Ed L. Romero, a director of the Company and the Chief Executive Officer of Advanced Sciences.

         Kenneth J. Houle was elected President and Chief Operating Officer of Separation in January 1997. Mr. Houle previously served as the President of The Hall Chemical Company, a manufacturer of inorganic metal catalysts and compounds, from March 1995 to September 1996. Prior to such time, Mr. Houle had served as Vice President and Business Director of the Personal Care Business Unit of International Specialty Products, Inc., a producer of specialty chemicals, from March 1992 to December 1994, and the President and Chief Executive Officer of Ruetgers - Nease Chemical Company, a manufacturer of organic chemical intermediates and surfactants, from February 1990 to January 1991. Mr. Houle was an independent consultant in the chemical industry from October 1996 to January 1997. Mr. Houle is a graduate of Siena College, with a Bachelor's degree in Chemistry, and the Accounting and Financial Management Program at Columbia University. Mr. Houle also participated in the Masters degree program in Organic Chemistry at Iowa State University. He is a member of the Board of Trustees of The Chemists' Club (New York, New York) and a member of the American Chemical Society, American Institute of Chemical Engineers and Societe de Chemie Industrielle (American section). Mr. Houle is also a trustee and board member of the Ohio Center of Science and Industry.

         Bentley J. Blum has served as a director of the Company since March 1996 and served as its Chairman of the Board from March to November 1996. Mr. Blum has served as a director of Environmental since 1984 and served as its Chairman of the Board from 1984 to November 1996. Mr. Blum also currently serves as a director of Separation, Solution and CFC Technologies. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of corporations which hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is a director of Lanxide; Federal Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development; Specialty Retail Services, Inc., a former distributor of professional beauty products; and North Valley Development Corp., an inactive real estate development company. Mr. Blum is a principal stockholder of Environmental. Mr. Blum is the brother-in-law of Paul E. Hannesson, the Chairman of the Board, President and Chief Executive Officer of the Company.

         Jeane J. Kirkpatrick, Ph.D. has served as a director of the Company and Separation since December 1997. Dr. Kirkpatrick has a distinguished career which includes being awarded the Medal of Freedom (the nation's highest civilian honor) in May 1995, and the Department of Defense Distinguished Public Service Medal (the highest civilian honor in the Department of Defense) in December 1992. Dr. Kirkpatrick served for more than four years as the United States Representative to the United Nations and as a member of the Cabinet of President Ronald Reagan. Dr. Kirkpatrick also served as a member of President Reagan's Foreign Intelligence Advisory Board from 1985 to 1990, and of the Defense Policy Review Board from 1985 to 1993, and chaired the Secretary of Defense Commission on Fail Safe and Risk Reduction of the nuclear command and control system in 1992. Dr. Kirkpatrick is the author of a number of books and now serves on the faculty of Georgetown University as Leavey Professor of Government. She is also a Senior Fellow of the American Enterprise Institute. In addition to her responsibilities at Georgetown and the American Enterprise Institute, Dr. Kirkpatrick writes and speaks widely on foreign policy and security affairs. A noted academic, Dr. Kirkpatrick received an A.B. degree from Barnard College, M.A. and Ph.D. degrees from Columbia University, and has been awarded honorary degrees from a number of universities.

         Herbert A. Cohen has served as a director of the Company and Environmental since July 1996 and joined the Board of Directors of Separation in March 1998. Mr. Cohen has been a practicing negotiator for the past three decades acting in an advisory capacity in hostage negotiations and crisis management. He has been an advisor to Presidents Carter and Reagan in the Iranian hostage crisis, the government's response to the skyjacking of TWA Flight 847 and the seizure of the Achille Lauro. Mr. Cohen's clients have included large corporations and government agencies such as the Department of State, the Federal Bureau of Investigation, the Conference of Mayors, the Bureau of Land Management, Lands and Natural Resources Division in conjunction with the EPA, and the United States Department of Justice. In addition, Mr. Cohen was an advisor and consultant to the Strategic Arms Reduction Talks negotiating team. Mr. Cohen holds a law degree from New York University School of Law, and has lectured at numerous academic institutions.

         David L. Mitchell has served as a director of the Company and Environmental since July 1996 and as a director of Separation since April 1997. Mr. Mitchell has also served as a consultant to the Company since July 1997. For the past thirteen years, Mr. Mitchell has been President and co-founder of Mitchell & Associates, Inc., a banking firm providing financial advisory services in connection with corporate mergers, acquisitions and diversities. Prior to forming Mitchell & Associates in 1982, Mr. Mitchell was a Managing Director of Shearson/American Express Inc. from 1979 to 1982, a Managing Director of First Boston Corporation from 1976 to 1978, and a Managing Director of the investment banking firm of S.G. Warburg & Company from 1965 to 1976. Mr. Mitchell holds a bachelor's degree from Yale University.

         Thomas E. Noel has served as a director of the Company since October 1996 and served as the Company's President and Chief Executive Officer from October to November 1996. Mr. Noel served as President and Chief Operating Officer of Solution from December 1996 to September 1997. Mr. Noel has held numerous executive positions in hazardous, non-hazardous and low-level nuclear waste industries. He previously served as the President of TransAmerican Waste Industries, Inc., a non-hazardous waste disposal company, from January 1996 to November 1996, and as President of Ecova Corporation, an Amoco subsidiary in the environmental services business, from August 1993 to August 1995. From 1984 to 1992, he was at Chemical Waste Management, Inc., where he served as Senior Vice President of operations, managing that company's core business with more than 6,000 employees and $1.5 billion in annual revenues. He also previously served as President of Pakhoed, USA and DSI Terminals, Inc. After graduating from the United States Military Academy at West Point, New York, he served 14 years in the Army, including two years as an aide to General Creighton Abrams, Commander of all U.S. forces in Vietnam and Army Chief of Staff. Mr. Noel was a presidential appointee as Assistant Secretary of the DOE, responsible for the U.S. Strategic Petroleum Reserve, a $20 billion federal program created following the Arab oil boycott in the early 1970's.

         Tom J. Fatjo, Jr. has served as a director of the Company since November 1996. Mr. Fatjo has served as the Chairman of the Board and Chief Executive Officer of TransAmerican Waste Industries, Inc., a Houston-based solid waste management company, since April 1992 and served as its President from April 1994 to January 1996. He was the founder and served as Chairman of the Board and Chief Executive Officer of Republic Waste Industries, Inc., a publicly-held company in the waste management business, from January 1990 to August 1991. Mr. Fatjo is also the developer of The Houstonian, a 22-acre fitness and preventative medicine complex and luxury condominium. Mr. Fatjo has served on the boards of several other public companies including Western Waste, Inc., Rolm Corporation, Consolidated Fibers, Inc., Health Resources Corporation of American, Criterion Capital Corporation, Advanced Sciences and American Title, Inc., among others. He holds a B.S. from Rice University. He has also co-authored a book, With No Fear of Failure (1981), a treatise on his personal business philosophy.

         William R. Toller joined the Board of Directors of the Company in March 1998. Mr. Toller has also served as a member of the Board of Directors of Separation since April 1997 and has served as a consultant to Environmental since July 1997. Mr. Toller served as the Vice Chairman of Lanxide from July 1997 to February 1998. Mr. Toller also currently serves as Chairman and Chief Executive Officer of Titan Consultants, Inc. Mr. Toller had been the Chairman and Chief Executive Officer of Witco Corporation since October 1990 and retired in July 1996. Mr. Toller joined Witco in 1984 as an executive officer when it acquired the Continental Carbon Company of Conoco, Inc., where he had been its President and an officer since 1955. Mr. Toller is a graduate of the University of Arkansas with a Bachelor's degree in Economics, and the Stanford University Graduate School Executive Program. Mr. Toller serves on the board of directors of Chase Industries, Inc., Fuseplus, Inc., where he is also Chairman of the Organization and Compensation Committee, and the United States Chamber of Commerce, where he is also a member of the Labor Relations and International Policy Committees. Mr. Toller is also a member of the Board of Trustees and the Executive and Finance Committees of the International Center for the Disabled, a member of the Board of Associates of the Whitehead Institute for Biomedical Research, a member of the National Advisory Board of First Commercial Bank in Arkansas, a member of the Dean's Executive Advisory Board and the International Business Committee at the University of Arkansas, College of Business Administration, and a member of the Board of Presidents of the Stamford Symphony Orchestra.

         Each director is elected to serve for a term of one year or until his or her successor is duly elected and qualified. The Company's officers are elected by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. Messrs. Hannesson and Blum are brothers-in-law, and Mr. Harrod is the son-in-law of Mr. Romero. No family relationship exists among any other directors or executive officers of the Company.

KEY EMPLOYEES

         The names and ages of the key employees of the Company, and their positions with the Company as of March 26, 1998, are as follows:

      Name                         Age          Position
      ----                         ---          --------
      Carl O. Magnell, P.E.*       55           Vice President--Technology & Sales
      Rayburn Hanzlik*             59           Vice President--Business Development
      Andrew P. Oddi*              36           Vice President and Treasurer
      William E. Ingram*           52           Vice President and Controller
      Vincent Valeri               62           Senior Vice President and Chief Engineer
      Gerry D. Getman, Ph.D.       50           Vice President and Director of Research and Development

----------------------

* Officer of the Company.

         Carl O. Magnell, P.E. has served as Vice President of the Company since June 1996, was appointed Vice President--Technology & Business Development in June 1997 and was appointed Vice President--Technology & Sales in February 1998. Mr. Magnell also served as Vice President of Environmental from September 1995 to June 1996. From 1992 to 1995, Mr. Magnell served as Director of Research for Civil Engineering Research Foundation (an industry-sponsored engineering research group), and from 1964 to 1992, Mr. Magnell served in various engineering capacities with the U.S. Army Corps of Engineers. Mr. Magnell holds a B.S. degree from the United States Military Academy, and an M.S. in Civil Engineering and Political Science from the Massachusetts Institute of Technology.

         Rayburn Hanzlik has served as Vice President of the Company since January 1997, was appointed Vice President--Marketing in June 1997 and was appointed Vice President--Business Development in February 1998. Mr. Hanzlik has also served as Vice President--Strategic Planning and Marketing of Solution since November 1997. Mr. Hanzlik served as General Counsel, Chief Administrative Officer and Secretary of the Company, and as Vice President, General Counsel and Secretary of Environmental, Solution, Separation and CFC Technologies, from January to April 1997. During the previous five years, he founded and was chairman of Lanxide Sports International, Inc. and Stealth Propulsion International, Ltd., two San Diego-based technology companies in the sporting goods and boating industries. Mr. Hanzlik has held other senior executive positions in business and government, including partner and director of Heidrick & Struggles, Inc. from 1985 through 1990; Administrator of the Department of Energy's Economic Regulatory Administration from 1981 through 1985; and, White House staff from 1970 through 1975. He has also been a member of several law firms in Washington, D.C. and Los Angeles, California. Mr. Hanzlik holds J.D. and M.A. degrees from the University of Virginia.

         Andrew P. Oddi was appointed Vice President and Treasurer of the Company, Environmental, Separation, Solution and CFC Technologies in June 1997. Mr. Oddi has served as a director of Specialty Retail Services, Inc., a former distributor of professional beauty products, since December 1997. Mr. Oddi served as the Vice President of Finance, Chief Financial Officer and Secretary of the Company from March to November 1996. Mr. Oddi also served as Vice President of Finance & Administration and Chief Financial Officer of Environmental from 1987 to May 1997, as a director of Environmental from December 1990 to July 1996, and as the Vice President--Finance of Separation from September 1996 to May 1997. From 1982 to 1987, Mr. Oddi was employed by Ernst & Young, independent accountants, and held the position of audit manager in 1986 and 1987. Mr. Oddi is a Certified Public Accountant.

         William E. Ingram served as the Company's Vice President and Controller from October 1996 to March 1997, as its Vice President--Finance from March to May 1997, and was re-appointed Vice President and Controller in June 1997. Mr. Ingram was also appointed Vice President and Controller of Environmental, Separation, Solution and CFC Technologies in June 1997. Prior to that Mr. Ingram was Chief Financial Officer of HydroChem Industrial Services, Inc., a privately owned, $160 million company providing high pressure water and chemical cleaning services primarily to the petrochemical industry, from January 1995 to September 1996. Mr. Ingram was Vice President and Region Controller for Chemical Waste Management, Inc. (CWM) from September 1983 to December 1994. CWM, a subsidiary of Waste Management, Inc., provides hazardous waste treatment and disposal services to a wide range of government and industrial customers. Mr. Ingram also spent two years with the solid waste operations of WMX Technologies. Mr. Ingram is a Certified Public Accountant and has an M.B.A. from the University of Florida and a B.S. in Accounting from Florida Southern College.

         Vincent Valeri, P.E. has served as Senior Vice President and Chief Engineer of the Company since June 1996 and as Vice President and Chief Engineer of Solution since November 1997. From July 1993 to November 1994, he was a private consultant for Environmental. From 1992 to July 1993, Mr. Valeri served as Vice President of Manufacturing at Moen, Inc., a manufacturer of faucets and plumbing parts, and for five years prior thereto was Vice President and a co-founder of General Management Technologies, Inc., a management consulting firm. From 1965 to 1987, Mr. Valeri served in various capacities with Westinghouse Electric Corporation, and was Director and General Manager of its Factory Automation Systems Division from 1984 to 1987.

         Gerry D. Getman, Ph.D. has served as Vice President and Director of Research and Development of the Company since June 1996 and of Solution since November 1997. Prior to that he was employed by Calgon Corporation from 1991 to 1995 as Director of Research. From January to March 1996, he was a private consultant for Environmental. From 1982 to 1991, Dr. Getman served in various capacities at Calgon including ISO 9000 Director, Quality Assurance Director, and Analytical Laboratory Manager. From 1975 to 1981, he was employed by Velsicol Chemical Corporation in several capacities including Manager of Analytical Research. Dr. Getman received his Ph.D. in Chemistry from Rensselaer Polytechnic Institute.

BOARD COMMITTEES

         The Company's Board of Directors has (i) an Audit Committee, (ii) a Compensation, Stock Option and Benefits Committee and (iii) an Executive and Finance Committee. The responsibilities of the Audit Committee, which, as of March 26, 1998, was composed of David L. Mitchell (Chairman), Herbert A. Cohen and William R. Toller, include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company. The Compensation, Stock Option and Benefits Committee, which, as of March 26, 1998, was composed of Herbert A. Cohen (Chairman), David L. Mitchell and William R. Toller, has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1996 Stock Option Plan, and determining the recipients, amounts and other terms (subject to the requirements of the 1996 Stock Option Plan) of options which may be granted under the 1996 Stock Option Plan from time to time and providing guidance to management in connection with establishing additional benefit plans. The Executive and Finance Committee was composed of Paul E. Hannesson (Chairman), Bentley J. Blum and David L. Mitchell as of March 26, 1998, and has the authority and responsibility of the full Board of Directors to supervise and oversee the financial practices and policies of the Company, to oversee the adoption of significant accounting policies, and to manage the Company between meetings of the Board of Directors, subject to certain limitations. The Executive and Finance Committee also has the authority and responsibility for making recommendations to the Board of Directors regarding nominees to serve as directors of the Company.

COMPENSATION OF DIRECTORS

         Non-management directors of the Company receive director's fees of $500 per meeting for attendance at Board of Directors meetings, and are reimbursed for actual expenses incurred in respect of such attendance. The Company does not separately compensate employees for serving as directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission and the Amex. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1997, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1997, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 1997, except the following: (i) Herbert A. Cohen, a director of the Company, who inadvertently failed to file a Form 4 with respect to a transaction that occurred in November 1997 (such transaction was reported on a Form 5 timely filed with the Commission on February 17, 1998); (ii) Environmental, a principal stockholder of the Company, which inadvertently failed to file (a) a Form 4 with respect to two transactions that occurred in September 1997, (b) a Form 4 with respect to three transactions that occurred in October 1997, (c) a Form 4 with respect to nine transactions that occurred in November 1997, and (d) a Form 4 with respect to 11 transactions that occurred in December 1997 (all of such transactions were reported on a Form 5 timely filed with the Commission on February 17, 1998);
(iii) Bentley J. Blum, a director of the Company, who inadvertently failed to file (a) a Form 4 with respect to two transactions that occurred in September 1997, (b) a Form 4 with respect to three transactions that occurred in October 1997, (c) a Form 4 with respect to nine transactions that occurred in November 1997, and (d) a Form 4 with respect to 11 transactions that occurred in December 1997 (all of such transactions were reported on a Form 5 timely filed with the Commission on February 17, 1998); and (iv) Jeane J. Kirkpatrick, Ph.D., a director of the Company, who inadvertently failed to timely file (a) a Form 3 with respect to her election as a director of the Company in December 1997 (such Form 3 was filed late with the Commission on March 17, 1998) and (b) a Form 5 with respect to a transaction that occurred in December 1997 (such transaction was reported on a Form 5 filed late with the Commission on March 17, 1998).

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 1997, 1996, and 1995 to the person serving as the Company's current Chief Executive Officer, to each of the Company's most highly compensated executive officers other than the Chief Executive Offer whose total salary and bonus compensation exceeded $100,000 during any such year, and to two additional individuals who served as executive officers of the Company during 1997, but not at December 31, 1997.

                                                             Summary Compensation Table


                                   Annual Compensation                            Long-Term Compensation
                     -------------------------------------------------    ------------------------------------
                                                              Other                     Securities
                                                              Annual      Restricted       Under-                   All Other
                                                             Compen-        Stock         lying        LTIP          Compen-
 Name and Principal                Salary       Bonus         sation       Award(s)       Options      Payouts       sation
      Position        Year           ($)         ($)            ($)           ($)           (#)          ($)           ($)
-------------------   ----       ----------    --------      ---------    ----------     ----------    -------      ---------
Paul E. Hannesson     1997       250,256(1)    63,356(2)     15,205(3)        -0-             -0-        -0-           -0-
Chief Executive       1996       265,836(1)    50,000(2)        -0-           -0-         400,000        -0-           -0-
Officer               1995       186,476          -0-        96,000(4)        -0-             -0-        -0-           -0-

Kenneth L.            1997        83,444(5)    54,937(6)        -0-           -0-         150,000        -0-           -0-
Adelman, Ph.D.        1996           -0-          -0-           -0-           -0-          67,500(7)     -0-           -0-
Executive Vice        1995           -0-          -0-           -0-           -0-             -0-        -0-           -0-
President

Michael D.            1997        68,620(8)    38,463(9)        -0-           -0-         125,000        -0-           -0-
Fullwood              1996           -0-          -0-           -0-           -0-             -0-        -0-           -0-
Senior Vice           1995           -0-          -0-           -0-           -0-             -0-        -0-           -0-
President

Edwin L. Harper,      1997      236,048(11)   97,221(12)        -0-           -0-             -0-        -0-           -0-
Ph.D.(10)             1996           -0-          -0-           -0-           -0-         162,375        -0-           -0-
Former President      1995           -0-          -0-           -0-           -0-             -0-        -0-           -0-
and
Chief Operating
Officer

Rayburn               1997        79,123(14)   16,481(15)       -0-           -0-          75,000        -0-           -0-
Hanzlik(13)           1996           -0-          -0-           -0-           -0-             -0-        -0-           -0-
Vice President        1995           -0-          -0-           -0-           -0-             -0-        -0-           -0-

--------------------------------

(1) Represents the amount of Mr. Hannesson's base salary allocated to the Company. Mr. Hannesson's total base salary for 1996 and 1997 was $310,627 and $395,000, respectively. Certain portions of such base salaries were also allocated to Environmental and Separation. See "Certain Relationships and Related Transactions--Services Agreement."

(2) Represents the amount of Mr. Hannesson's annual incentive bonus allocated to the Company. Mr. Hannesson's total annual incentive bonus for 1996 and 1997 was $200,000 and $100,000, respectively. Certain portions of such annual incentive bonuses were also allocated to Environmental and Separation.

(3) Represents the amount of Mr. Hannesson's automobile allowance allocated to the Company. Mr. Hannesson's total automobile allowance for 1997 was $24,000, certain portions of which were also allocated to Environmental and Separation.

(4) Represents the amount paid by the Company to Mr. Hannesson as an allowance for living expenses in the New York metropolitan area.

(5) Represents the amount of Dr. Adelman's base salary allocated to the Company. Dr. Adelman's total base salary for 1997 was $151,980. Certain portions of such base salary were also allocated to Environmental and Separation.

(6) Represents the amount of Dr. Adelman's annual incentive bonus allocated to the Company. Dr. Adelman's total annual incentive bonus for 1997 was $100,000. Certain portions of such annual incentive bonus were also allocated to Environmental and Separation.

(7) Represents shares of Common Stock underlying stock options granted to Dr. Adelman by the Company in his capacity as a director of the Company.

(8) Represents the amount of Mr. Fullwood's base salary allocated to the Company. Mr. Fullwood's total base salary for 1997 was $133,805. Certain portions of such base salary were also allocated to Environmental and Separation.

(9) Represents the amount of Mr. Fullwood's annual incentive bonus allocated to the Company. Mr. Fullwood's total annual incentive bonus for 1997 was $75,000. Certain portions of such annual incentive bonus were also allocated to Environmental and Separation.

(10) Dr. Harper served as a director of the Company and Environmental from November 1996 to March 1998, as the President and Chief Operating Officer of both the Company and Environmental from November 1996 to April 1997, and as Vice Chairman of the Company and Environmental from April to December 1977. Dr. Harper also served as Chairman of the Board and Chief Executive Officer of Separation, Solution and CFC Technologies from January to April 1997, and as a private consultant to the Company and certain of its affiliates from May to December 1997.

(11) Represents the amount of Dr. Harper's base salary allocated to the Company. Dr. Harper's total base salary for 1997 was $354,076. Of such base salary, $257,512 was paid to Dr. Harper in his capacity as a consultant to the Company and its affiliates. Certain portions of such base salary were also allocated to Environmental and Separation.

(12) Represents the amount of Dr. Harper's annual incentive bonus allocated to the Company. Dr. Harper's total annual incentive bonus for 1997 was $145,833. Of such annual incentive bonus, $106,064 was paid to Dr. Harper in his capacity as a consultant to the Company and its affiliates. Certain portions of such annual incentive bonus were also allocated to Environmental and Separation.

(13) Mr. Hanzlik served as General Counsel, Chief Administrative Officer and Secretary of the Company from January to April 1997.

(14) Represents the amount of Mr. Hanzlik's base salary allocated to the Company. Mr. Hanzlik's total base salary for 1997 was $144,025. Certain portions of such base salary were also allocated to Environmental and Separation.

(15) Represents the amount of Mr. Hanzlik's annual incentive bonus allocated to the Company. Mr. Hanzlik's total annual incentive bonus for 1997 was $30,000. Certain portions of such annual incentive bonus were also allocated to Environmental and Separation.

STOCK OPTIONS

         The following table sets forth certain information concerning options granted during the year ended December 31, 1997 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1996 Stock Option Plan (the "Plan"). The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 1997.

                        Option Grants in Last Fiscal Year


                                                          Individual Grants
                                  ----------------------------------------------------------------
                                                       Percent of                                      Potential Realizable Value at
                                    Number of             Total                                            Assumed Annual Rates of
                                   Securities            Options                                        Stock Price Appreciation for
                                   Underlying            Granted        Exercise of                            Option Term
                                    Options           To Employees       Base Price     Expiration     -----------------------------
          Name                    Granted (#)      In Fiscal Year(3)       ($/Sh)          Date            5% ($)          10% ($)
----------------------------     ------------      -----------------    -----------     ----------     -----------------------------
Kenneth L. Adelman, Ph.D....      150,000(1)             11.6%              6.69         05/31/07           -0-              -0-
Michael D. Fullwood.........      125,000(1)              9.7%              6.69         05/31/07           -0-              -0-
Rayburn Hanzlik.............       75,000(2)              5.8%              6.69         06/30/07           -0-              -0-

-----------------------

(1) Options to purchase 150,000 and 125,000 shares of Common Stock were granted to Dr. Adelman and Mr. Fullwood, respectively, in May 1997 pursuant to the Plan and are exercisable at the rate of 20% in each of calendar year 1997 through 2001, inclusive, beginning in May 1997 and, unless exercised, expire on May 31, 2007 (subject to prior termination in accordance with the applicable stock option agreements). Upon announcement of a Change in Control (pursuant to and as defined in the Plan), such options will become immediately exercisable. Upon consummation of a Change in Control, all unexercised options will terminate.

(2) Options to purchase 75,000 shares of Common Stock were granted to Mr. Hanzlik in June 1997 pursuant to the Plan and are exercisable at the rate of 20% in each of calendar year 1997 through 2001, inclusive, beginning in June 1997 and, unless exercised, expire on June 30, 2007 (subject to prior termination in accordance with the applicable stock option agreements). Upon announcement of a Change in Control (pursuant to and as defined in the Plan), such options will become immediately exercisable. Upon consummation of a Change in Control, all unexercised options will terminate.

(3) Percentages based on 1,295,000 stock options granted during the year ended December 31, 1997. Such number does not include 275,000 stock options granted to Dr. Adelman and Mr. Fullwood in May 1997, which were rescinded in June 1997.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan at December 31, 1997 by the individuals listed in the Summary Compensation Table.

                 Aggregated Option Exercises In Last Fiscal Year
                       and Fiscal Year-End Option Values


                                                                              Number Of                 Value Of
                                                                              Securities              Unexercised
                                                                              Underlying              In-The-Money
                                                                             Unexercised                 Options
                                                                               Options               At Fiscal Year-
                                     Shares            Value             At Fiscal Year-End(#)            End($)
            Name                  Acquired On         Realized                Exercisable/             Exercisable/
                                  Exercise (#)         ($)(1)                Unexercisable           Unexercisable(2)
----------------------------      ------------       ---------          ---------------------        ----------------
Paul E. Hannesson...........           -0-               -0-                160,000/240,000             -0-/-0-
Kenneth L. Adelman, Ph.D....           -0-               -0-                75,000/142,500              -0-/-0-
Michael D. Fullwood.........           -0-               -0-                25,000/100,000              -0-/-0-
Edwin L. Harper, Ph.D.......           -0-               -0-                  162,375/-0-               -0-/-0-
Rayburn Hanzlik.............           -0-               -0-                 15,000/60,000              -0-/-0-


------------------
(1) Represents the difference between the last reported sale price of the Common Stock on December 31, 1997, and the exercise price of the option multiplied by the applicable number of options exercised.

(2) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

EMPLOYMENT AGREEMENTS

         Paul E. Hannesson, the Company's Chairman of the Board, President and Chief Executive Officer, entered into an employment agreement with Environmental on November 18, 1996 for a term expiring on December 31, 1999. Pursuant to such employment agreement, Mr. Hannesson agreed to devote his business and professional time and efforts to the business of Environmental as a senior executive officer, and to serve in senior executive positions with one or more of Environmental's subsidiaries at the time, including the Company. The employment agreement provides that Mr. Hannesson shall receive, among other things, a base salary at an annual rate of $395,000 through December 31, 1997, and will receive not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999, for services rendered to Environmental and certain of its affiliates, including the Company. Pursuant to the employment agreement, Mr. Hannesson received, among other things: (i) a signing bonus of
(a) $150,000 cash and (b) options to purchase 950,000 shares of common stock of Environmental, which options vested on the date of his employment agreement; and
(ii) options to purchase an aggregate of 2,500,000 shares of Environmental common stock, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Hannesson also received options to purchase common stock of the Company and Separation in the amount of 1.0% of each company's total outstanding shares of common stock on the date of grant, and is eligible to receive incentive compensation of up to $225,000 per year for achieving certain goals.

         Kenneth L. Adelman, Ph.D., the Company's Executive Vice President--Marketing and International Development, entered into an employment agreement with the Company on May 7, 1997 for a term expiring on April 30, 2000. Pursuant to such employment agreement, Dr. Adelman agreed to devote his business and professional time and efforts to the business of the Company as its Executive Vice President--Marketing and International Development. The employment agreement provides that Dr. Adelman shall receive, among other things, a fixed base salary at an annual rate of $250,000 for services rendered to the Company. Pursuant to the employment agreement, Dr. Adelman received options to purchase an aggregate of 150,000 shares of Common Stock of the Company, exercisable in installments over a period of five years commencing on the date of his employment agreement. Dr. Adelman also received options to purchase 700,000 shares of common stock of Environmental, exercisable in installments over a period of five years commencing on the date of his employment agreement. Dr. Adelman is also eligible to receive incentive compensation of up to $150,000 per year for achieving certain goals, but in no event less than $100,000, regardless of whether such goals are attained.

         Michael D. Fullwood, the Company's Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel, entered into an employment agreement with Environmental on May 7, 1997 for an initial term expiring on April 30, 1999. Pursuant to such employment agreement, Mr. Fullwood agreed to devote his business and professional time and efforts to the business of Environmental as its Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel, and to serve as a senior executive officer of certain of Environmental's subsidiaries at the time, including the Company. The employment agreement provides that Mr. Fullwood shall receive, among other things, a base salary at an annual rate of $225,000 for services rendered to Environmental and certain of its affiliates, including the Company, which base salary shall be increased by not less than 5% per year during the term of his agreement. Pursuant to the employment agreement, Mr. Fullwood received options to purchase an aggregate of 500,000 shares of Environmental common stock, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Fullwood also received options to purchase 125,000 shares of Common Stock of the Company and 67,500 shares of common stock of Separation, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Fullwood is also eligible to receive incentive compensation of up to $75,000 per year for achieving certain goals, which incentive compensation shall be increased by 5% per year during the term of his agreement.

         All of the foregoing employment agreements require the full-time services of the employees, subject to permitted service with professional-related service organizations and other outside activities that do not materially interfere with the individual's duties to the Company. The agreements also contain covenants (a) restricting the employee from engaging in any activities competitive with the business of the Company during the term of such employment agreements and one year thereafter, (b) prohibiting the employee from disclosure of confidential information regarding the Company, and (c) confirming that all intellectual property developed by the employee and relating to the business of the Company constitutes the sole property of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 1997 were Herbert A. Cohen (Chairman), David L. Mitchell, Kenneth
L. Adelman, Ph.D. and Edwin L. Harper, Ph.D. At December 31, 1997, the members of the Compensation Committee were Messrs. Cohen (Chairman), Mitchell and Harper. Dr. Adelman resigned as a member of the Compensation Committee effective May 1, 1997, upon his appointment as the Company's Executive Vice President--Marketing and International Development, and was not replaced. Dr. Harper was appointed to the Compensation Committee on December 16, 1997. Messrs. Cohen, Mitchell and Harper also constituted the Compensation, Stock Option and Benefits Committee of Environmental, and Messrs. Mitchell and Harper also constituted two-thirds of the Compensation, Stock Option and Benefits Committee of Separation at December 31, 1997. Dr. Harper served as the President and Chief Operating Officer of the Company and Environmental from November 1996 to April 1997, as Vice Chairman of the Company and Environmental from April to December 1997, and as the Chairman of the Board and Chief Executive Officer of Solution, Separation and CFC Technologies from January to April 1997. Dr. Harper also served as a consultant to the Company and its affiliates from May to December 1997. Dr. Harper resigned as an executive officer of, and as a consultant to, the Company and each of its subsidiaries and affiliates effective upon his appointment to the Compensation Committee on December 16, 1997, and resigned as a director of the Company and each of its affiliates on March 13, 1998. Mr. Mitchell has served as a consultant to the Company since July 15, 1997 and receives compensation in the amount of $10,000 per month for services rendered to the Company in such capacity.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee was established in November 1996 and is responsible for, among other things, establishing the compensation policies applicable to executive officers of the Company. The Compensation Committee was composed of Herbert A. Cohen (Chairman), David L. Mitchell and Edwin L. Harper, Ph.D. at December 31, 1997, all of whom were non-employee directors of the Company. Messrs. Cohen, Mitchell and Harper also constituted the Compensation, Stock Option and Benefits Committee of Environmental, and Messrs. Mitchell and Harper also constituted two-thirds of the Compensation, Stock Option and Benefits Committee of Separation at December 31, 1997. Decisions on compensation of the executives officers of Environmental and Separation were made by such individuals in their capacities as members of the Compensation, Stock Option and Benefits Committees of such companies. All decisions of the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Messrs. Cohen, Mitchell and Harper, in their capacities as members of the Compensation Committee at December 31, 1997, addressing the Company's compensation policies for 1997 as they affected the Company's executive officers.

         Overview and Philosophy

         The Company's executive compensation program is designed to be linked to corporate performance and returns to stockholders. Of particular importance to the Company is its ability to grow and enhance its competitiveness for the rest of the decade and beyond. Shorter-term performance, although scrutinized by the Compensation Committee, stands behind the issue of furthering the Company's strategic goals. To this end, the Company has developed an overall compensation strategy and specific compensation plans that tie a significant portion of executive compensation to the Company's success in meeting specified performance goals.

         The objectives of the Company's executive compensation program are to:

         o  attract, motivate and retain the highest quality executives;

         o motivate them to achieve tactical and strategic objectives in a manner consistent with the Company's corporate values; and

         o link executive and stockholder interest through equity-based plans and provide a compensation package that recognizes individual contributions as well as overall business results.

         To achieve these objectives, the Company's executive compensation program is designed to:

         o focus participants on high priority goals to increase stockholder value;

         o encourage behavior that exemplifies the Company's values relating to customers, quality of performance, employees, integrity, teamwork and good citizenship;

         o assess performance based on results and pre-set goals that link the business activities of each individual to the goals of the Company; and

         o increase stock ownership to promote a proprietary interest in the success of the Company.

         Executive Officer Compensation

         Each year the Compensation Committee conducts a full review of the Company's executive compensation program. This review includes a comprehensive evaluation of the competitiveness of the Company's compensation program and a comparison of the Company's executive compensation to certain other public companies which, in the view of the Compensation Committee, represent the Company's most direct competitors for executive talent. It is the Compensation Committee's policy to target overall compensation for executive officers of the Company taking into account the levels of compensation paid for such positions by such other public companies. A variety of other factors, however, including position and time in position, experience, and both Company performance and individual performance, will have an impact on individual compensation amounts.

         The key elements of the Company's executive compensation program in 1997 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

         Base Salaries. Base salaries for executive officers are established by evaluating, on an annual basis, the performance of such individuals (which evaluation involves management's consideration of such factors as responsibilities of the positions held, contribution toward achievement of the Company's strategic plans, attainment of specific individual objectives and interpersonal managerial skills), and by reference to the marketplace for executive talent, including a comparison to base salaries for comparable positions at other similar public companies.

         In 1997, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Mr. Hannesson, the Chairman of the Board, President and Chief Executive Officer of the Company and Environmental, and the Chairman of the Board and Chief Executive Officer of Solution, Separation and CFC Technologies, receives annual compensation based upon, among other things, the terms of his employment agreement with Environmental. Pursuant to the terms of his employment agreement, Mr. Hannesson is entitled to receive a base salary at an annual rate of not less than $395,000 through December 31, 1997, not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999 for services rendered to Environmental and certain of its affiliates, including the Company.

         The amount actually received by Mr. Hannesson each year as base salary for services rendered to the Company and its affiliates is established by the members of the Compensation Committee who, as set forth above, also constituted the Compensation, Stock Option and Benefits Committee of Environmental at December 31, 1997. In establishing Mr. Hannesson's base salary for 1997, the Compensation Committee took into account the salaries of chief executive officers at other similar public companies, future objectives and challenges, and Mr. Hannesson's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Hannesson's achievement of his 1996 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 1996 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 1996. The Compensation Committee also considered Mr. Hannesson's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Hannesson, the Compensation Committee exercised its discretion and judgement based on the above factors, and no specific formula was applied to determine the weight of each factor.

         Mr. Hannesson's base salary increased from $310,627 for 1996 to $395,000 for 1997, representing an increase of approximately 27%. Such base salary was allocated among the Company, Environmental and Separation based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Environmental and Separation paid $250,256, $15,302 and $129,442, respectively, of such salary. Mr. Hannesson also received an automobile allowance of $24,000 for 1997, and the Company, Environmental and Applied paid $15,205, $930 and $7,865, respectively, of such allowance.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company.

         For 1997, annual incentive bonuses were paid to the individuals named in the Summary Compensation Table and certain other officers and employees of the Company in part based upon recommendations of senior executive officers of the Company as to appropriate levels of incentive compensation. The Compensation Committee exercised its discretion to determine the final value of each 1997 incentive award, which values were then reviewed and approved by the full Board of Directors. The Compensation Committee assessed performance against goals and leadership performance, with each of these two categories weighted equally. The goal category included an evaluation of performance areas such as increase in stockholder value, operations development and employee satisfaction. The leadership category was evaluated based upon the Compensation Committee's judgment of leadership performance, including factors such as innovation, strategic vision, marketplace orientation, customer focus, collaboration and managing change.

         Pursuant to his employment agreement with Environmental, Mr. Hannesson is eligible to receive incentive compensation of up to $225,000 per year for achieving certain of the performance goals set forth above. For 1997, Mr. Hannesson was awarded an incentive bonus of $100,000. Such bonus was allocated among the Company, Environmental and Separation based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Environmental and Separation paid $63,356, $3,874 and $32,770, respectively, of such bonus.

         Stock Options. The Compensation Committee has the power to grant stock options under the Plan. With respect to executive officers, it has been the Compensation Committee's practice to grant, on an annual basis, stock options that vest at the rate of 20% upon grant and 20% in each calendar year thereafter for four years, and that are exercisable over a ten-year period at exercise prices per share set at the fair market value per share on the date of grant. Generally, the executives must be employed by the Company at the time the options vest in order to exercise the options and, upon announcement of a Change in Control (pursuant to and as defined in the Plan), such options become immediately exercisable. The Compensation Committee believes that stock option grants provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business. The Company's stock options are tied to the future performance of the Company's stock and will provide value to the recipient only when the price of the Company's stock increases above the option grant price.

         A total of 1,295,000 stock options were granted pursuant to the Plan in 1997, none of which were granted to Mr. Hannesson and 350,000 of which were granted (in the aggregate) to three other individuals named in the Summary Compensation Table. Such number does not include 275,000 stock options granted to Dr. Adelman and Mr. Fullwood in May 1997, which were rescinded in June 1997. The number of stock options granted in 1997 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

         Impact of Section 162(m) of the Internal Revenue Code

         The Compensation Committee's policy is to structure compensation awards for executive officers that will be consistent with the requirements of Section 162(m) of the U.S. Internal Revenue Code of 1986 (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 1997 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

         Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 1997, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

                               COMPENSATION, STOCK OPTION AND BENEFITS COMMITTEE
                                                     Herbert A. Cohen (Chairman)
                                                               David L. Mitchell
                                                                 Edwin L. Harper

         The Report of the Compensation Committee on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act, or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

         SECURITY OWNERSHIP OF CERTAIN
ITEM 12. BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information, as of March 26, 1998, with respect to the beneficial ownership of Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                  Number of Shares             Percentage of Outstanding
         Name and Address of                       of Common Stock              Shares of Common Stock
         Beneficial Owner (1)                  Beneficially Owned (2)             Beneficially Owned
--------------------------------------         ----------------------          -------------------------
Commodore Environmental
  Services, Inc.......................              9,823,702(3)                     42.5%
Bentley J. Blum.......................              4,851,091(4)                     21.0%
Paul E. Hannesson.....................              1,426,382(5)                      6.2%
Mellon Bank Corporation (6)...........              1,994,000(7)                      8.6%
Mellon Bank, N.A.(6)..................              1,994,000(7)                      8.6%
The Dreyfus Corporation (6)...........              1,994,000(7)                      8.6%

-------------------------

(1) The address of Commodore Environmental Services, Inc., Bentley J. Blum and Paul E. Hannesson is 150 East 58th Street, Suite 3400, New York, New York 10155. The address of Mellon Bank Corporation, Mellon Bank, N.A. and The Dreyfus Corporation is c/o Mellon Bank Corporation, One Mellon Bank Center, Pittsburgh, Pennsylvania 15258. Messrs. Blum and Hannesson are brothers-in-law.

(2) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(3) Excludes warrants to purchase an aggregate of 10,514,000 shares of Common Stock at exercise prices ranging from $4.50 per share to $10.00 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

(4) Represents Mr. Blum's indirect beneficial ownership of Common Stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock, representing together 49.4% of the outstanding shares of Environmental common stock at March 26, 1998. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

(5) Consists of: (i) 240,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan; and (ii) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John
         D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and
         (c) currently exercisable options to purchase 500,000 and 1,950,000 shares of Environmental common stock at $.53 per share and $0.84 per share, respectively, representing collectively 12.1% of the outstanding shares of Environmental common stock at March 26, 1998. Does not include 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson, and additional stock options to purchase 1,500,000 shares of Environmental common stock at $0.84 per share, which vest and become exercisable ratably on November 18 of each of 1998 through 2000. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children.

(6) The information set forth above with respect to Mellon Bank, N.A., Mellon Bank Corporation and The Dreyfus Corporation is based on information provided in a Schedule 13G, dated January 28, 1998 (the "Mellon Bank 13G"), furnished to the Company. According to the Mellon Bank 13G, The Dreyfus Corporation is a subsidiary of Mellon Bank, N.A. which, in turn, is a subsidiary of Mellon Bank Corporation. Mellon Bank Corporation is reporting as a parent holding company in accordance with Rule 13d-1(b)(1)(ii)(G) of the Exchange Act, Mellon Bank, N.A. is reporting as a bank as defined in Section 3(a)(6) of the Exchange Act in accordance with Rule 13d-1(b)(1)(ii)(B) of the Exchange Act, and The Dreyfus Corporation is reporting as an investment advisor registered under Section 203 of the Investment Advisers Act of 1940 in accordance with Rule 13d-1(b)(1)(ii)(E) of the Exchange Act.

(7) According to the Mellon Bank 13G, the shares reported include all shares held of record by Mellon Bank, N.A., as trustee of a benefit plan, which have not been allocated to the individual accounts of employee participants in such benefit plan.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information, as of March 26, 1998, with respect to the beneficial ownership of the Common Stock of the Company by each director, each individual listed in the Summary Compensation Table and all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                       Number of Shares           Percentage of Outstanding
                                                        of Common Stock            Shares of Common Stock
Name of  Beneficial Owner                           Beneficially Owned(1)            Beneficially Owned
-------------------------                           ----------------------           ------------------
Bentley J. Blum.............................              4,851,091(2)                     21.0%
Paul E. Hannesson...........................              1,426,382(3)                      6.2%
Ed L. Romero................................                450,000                         1.9%
Tom J. Fatjo, Jr............................                289,800(4)                      1.3%
Edwin L. Harper, Ph.D.......................                366,539(5)                      1.6%
Kenneth L. Adelman, Ph.D....................                188,396(6)                       *
Michael D. Fullwood.........................                 81,729(7)                       *
Herbert A. Cohen............................                 84,183(8)                       *
David L. Mitchell...........................                 84,183(8)                       *
Thomas E. Noel..............................                100,000(9)                       *
Jeane J. Kirkpatrick, Ph.D..................                 22,500(10)                      *
Peter E. Harrod.............................                 25,000(11)                      *
Rayburn Hanzlik.............................                 15,000(12)                      *
All executive officers
  and directors as
  a group (13 persons)......................              7,984,803                        34.6%


---------------------------

*    Percentage ownership is less than 1%.

(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2) Represents Mr. Blum's indirect beneficial ownership of Common Stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock, representing together 49.4% of the outstanding shares of Environmental common stock at March 26, 1998. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

(3) Consists of: (i) 240,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan; and (ii) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his beneficial ownership of an aggregate of (a) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (c) currently exercisable options to purchase 500,000 and 1,950,000 shares of Environmental common stock at $0.53 per share and $0.84 per share, respectively, representing collectively 12.1% of the outstanding shares of Environmental common stock. Does not include 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson, and additional stock options to purchase 1,500,000 shares of Environmental common stock at $0.84 per share, which vest and become exercisable ratably on November 18 of each of 1998 through 2000. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children.

(4) Consists of: (i) 41,400 shares of Common Stock directly owned by Mr. Fatjo; and (ii) 248,400 shares of Common Stock owned by First Financial Alliance Partnership, Inc., in which trusts controlled by Mr. Fatjo own 20% of the capital stock. Does not include 124,200 shares of Common Stock owned by Tom J. Fatjo III, the adult son of Mr. Fatjo. Mr. Fatjo disclaims any beneficial interest in the shares of Common Stock owned by or for the benefit of his son.

(5) Consists of: (i) 162,375 shares of Common Stock underlying currently exercisable stock options granted to Dr. Harper by the Company under the Plan; and (ii) Dr. Harper's indirect beneficial ownership of Common Stock based upon his beneficial ownership of currently exercisable stock options to purchase 1,310,000 shares of Environmental common stock.

(6) Consists of: (i) 127,500 shares of Common Stock underlying currently exercisable stock options granted to Dr. Adelman by the Company under the Plan; and (ii) Dr. Adelman's indirect beneficial ownership of Common Stock based upon his beneficial ownership of currently exercisable stock options to purchase 385,000 shares of Environmental common stock.

(7) Consists of: (i) 50,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Fullwood by the Company under the Plan; and (ii) Mr. Fullwood's indirect beneficial ownership of Common Stock based upon his beneficial ownership of currently exercisable stock options to purchase 200,000 shares of Environmental common stock.

(8) Consists of: (i) 67,500 shares of Common Stock underlying currently exercisable stock options granted to each of Messrs. Cohen and Mitchell by the Company under the Plan; and (ii) Messrs. Cohen's and Mitchell's indirect beneficial ownership of Common Stock based upon their respective beneficial ownership of currently exercisable stock options to purchase 105,000 shares of Environmental common stock.

(9) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Noel by the Company under the Plan.

(10) Represents shares of Common Stock underlying currently exercisable stock options granted to Dr. Kirkpatrick by the Company under the Plan.

(11) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Harrod by the Company under the Plan.

(12) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Hanzlik by the Company under the Plan.

      Messrs. Blum and Hannesson are brothers-in-law. Mr. Harrod is the son-in-law of Mr. Romero.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         Since its acquisition of the capital stock of Commodore Laboratories, Inc. (the Company's predecessor) in 1993, Environmental has advanced an aggregate of $8,925,426 to the Company, which has been used to finance the development of SET, including salaries of personnel, equipment, facilities and patent prosecution. These cash advances by Environmental were evidenced by successive unsecured 8% promissory notes of the Company's predecessor, and, at December 31,1995, by the Environmental Funding Note. Kraft Capital Corporation ("Kraft"), a corporation wholly owned by Bentley J. Blum, a principal stockholder of Environmental and a director of the Company and of Environmental, provided approximately $656,000 of such financing to Environmental. Environmental provided additional advances to the Company of $978,896 for the first fiscal quarter of 1996, which were repaid by the Company subsequent to its obtaining a line of credit from a commercial bank in April 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

         In March 1996, the Company was formed as a wholly-owned subsidiary of Environmental. Prior to its IPO, in exchange for the issuance of 15,000,000 shares of Common Stock, Environmental contributed to the Company (i) all of the assets and properties (including joint working proposals, quotations and bids in respect to projects and contracts awarded for feasibility studies), subject to all of the liabilities, of its operating divisions relating to SET and the exploitation of the SET technology and processes in all commercial and governmental applications; (ii) all of the outstanding shares of the capital stock of each of Commodore Laboratories, Inc., Commodore Remediation Technologies, Inc., Commodore Government Environmental Technologies, Inc., Commodore Technologies, Inc. and Sandpiper Properties, Inc. (except for a 9.95% minority interest in Commodore Laboratories, Inc. which at the time was held by Albert E. Abel); and (iii) a portion of the Environmental Funding Note in the amount of $3.0 million.

         In April 1996, Bentley J. Blum personally guaranteed a $2.0 million line of credit for the Company from a commercial bank. The initial borrowings under the line of credit, in the approximate amount of $1.0 million, were utilized to repay advances made by Environmental to the Company in 1996, and Environmental, in turn, utilized such funds to repay Kraft the funds provided by Kraft to Environmental for purposes of the advances to the Company. The Company applied $2.0 million of the net proceeds of its IPO to repay the line of credit, and Mr. Blum's guarantee was released at such time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Upon completion of the IPO in June 1996, Environmental acquired from Albert E. Abel the remaining 9.95% of the outstanding shares of common stock of Commodore Laboratories, Inc. and contributed such shares to the Company for no additional consideration. To acquire the remaining shares of Commodore Laboratories, Inc., Environmental paid Mr. Abel the sum of $750,000 in cash, and issued a ten-year, 8% promissory note to Mr. Abel in the principal amount of $2,250,000, payable as to interest only until the maturity of the note on the tenth anniversary of the date of issuance. Simultaneously, the Company settled all outstanding obligations for accrued compensation payable to Mr. Abel and for amounts receivable by the Company from Mr. Abel, and the net payment to Mr. Abel arising therefrom approximated $120,000. The Company paid such amount to Mr. Abel from the proceeds of its IPO.

         In October 1996, the Company acquired all of the outstanding shares of capital stock of Advanced Sciences. Advanced Sciences, together with its subsidiaries, provides a full range of environmental and technical services, including identification, investigation, remediation and management of hazardous and mixed waste sites, to government agencies, including the DOD and DOE, and to private companies located in the United States and abroad. In consideration for all of the outstanding shares of capital stock of Advanced Sciences, the former shareholders of Advanced Sciences received an aggregate of 450,000 shares of Common Stock. Simultaneously, the Company also acquired of all of the outstanding shares of capital stock of ASE. ASE, a newly formed entity with no history of operations, had an option to purchase all of the outstanding capital stock of Advanced Sciences and was acquired by the Company for the purpose of enabling the Company to effect its acquisition of Advanced Sciences. The former shareholders of ASE received, in consideration for all of the outstanding shares of capital stock of ASE, an aggregate of 450,000 shares of Company Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         In December 1996, the Company transferred certain of its operating assets related to its SET technology to Solution, subject to certain liabilities related to such assets, in exchange for 100 shares of common stock of Solution, representing all of the issued and outstanding shares of capital stock of Solution. Solution agreed to assume all of the net assets of the Company relating to its SET technology at December 1, 1996, which assets had an aggregate value of approximately $4.0 million at such date, and all known or unknown contingent or unliquidated liabilities of and claims against the Company and its subsidiaries to the extent they relate to or arise out of the transferred assets. The Company retained, among other things, (a) all temporary cash investments of the Company at December 1, 1996, aggregating approximately $14.1 million, and (b) the principal executive offices and related assets of the Company which, at the time, were located in McLean, Virginia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         In December 1996, as part of a corporate restructuring to consolidate all of its current environmental technology businesses within the Company, Environmental transferred to the Company all of the capital stock of Separation and CFC Technologies. In addition, Environmental assigned to the Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to Separation. Such advances have been capitalized by the Company as its capital contribution to Separation. In consideration for such transfers, the Company paid Environmental $3.0 million in cash and issued to Environmental a warrant expiring December 2, 2003 to purchase 7,500,000 shares of the Company's Common Stock at an exercise price of $15.00 per share, valued at $2.4 million. Such warrant was subsequently amended to, among other things, reduce the exercise price thereof to $10.00 per share. See "--February 1998 Intercompany Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

SERVICES AGREEMENT

         In September 1997, the Company, Environmental, Separation, Advanced Sciences, and certain other affiliates of the Company (the "Affiliated Parties") entered into a services agreement, dated as of September 1, 1997 (the "Services Agreement"), whereby the Company and the Affiliated Parties agreed to cooperate in sharing, where appropriate, costs related to accounting services, financial management, human resources and personnel management and administration, information systems, executive management, sales and marketing, research and development, engineering, technical assistance, patenting, and other areas of service as are appropriately and necessarily required in the operations of the Company and the Affiliated Parties (collectively, the "Services"). Pursuant to the Services Agreement, services provided by professional employees of the Company and the Affiliated Parties to one another are charged on the basis of time actually worked as a percentage of salary (including cost of benefits) attributable to that professional. In addition, charges for rent, utilities, office services and other routine charges regularly incurred in the normal course of business are apportioned to the professionals working in the office on the basis of salary, and then charged to any party in respect of whom the professional devoted such time based upon time actually worked. Furthermore, charges from third parties, including, without limitation, consultants, attorneys and accountants, are levied against the party actually receiving the benefit of such services. Pursuant to the Services Agreement, the Company acts as the coordinator of billings and payments for Services on behalf of itself and the other Affiliated Parties.

TRANSACTIONS WITH LANXIDE

         In August 1996, the Company loaned $1.5 million to LPM, a wholly-owned subsidiary of Lanxide, evidenced by the LPM Note. Lanxide, which specializes in the manufacture of ceramic bonding and refractory materials, is related to the Company by significant common beneficial ownership. The LPM Note is collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998. In March 1998, the Company transferred the LPM Note to Environmental, together with $500,000 in cash, as partial prepayment of the $4.0 million unsecured loan from Environmental to the Company in September 1997. See "--September 1997 Intercompany Convertible Note," "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--September 1997 Intercompany Convertible Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

SALE OF COMPANY COMMON STOCK BY ENVIRONMENTAL

         In February 1998, Environmental sold (i) 1,381,692 shares of Common Stock of the Company and (ii) three-year warrants to purchase an aggregate of 150,000 shares of Company Common Stock at an exercise price equal to $6.00 per share, for an aggregate purchase price of $6.0 million (the "First Tranche Sale") in a private placement (the "Environmental Private Placement") to certain "accredited investors" as defined in Rule 501 of the Securities Act. After deduction of fees and transaction costs associated with the First Tranche Sale totaling approximately $550,000, Environmental received aggregate net proceeds of approximately $5,450,000 from the First Tranche Sale. The shares of Company Common Stock issued and to be issued to the investors in connection with the Environmental Private Placement have been and will be issued from the account of Environmental, which, immediately prior to the First Tranche Sale, owned approximately 52% of the outstanding shares of Company Common Stock. As of March 26, 1998, Environmental owned approximately 43% of the outstanding shares of Company Common Stock.

         Pursuant to the terms of the Environmental Private Placement, Environmental may be required to issue up to a maximum of 1,618,308 additional shares of Company Common Stock to the investors, for no additional consideration, in the event that 90% of the average closing bid price of the Common Stock for a certain period of time is less than the $4.3425 per share purchase price of the Common Stock sold in the First Tranche Sale. Environmental will, for a certain period of time, have the right and option (but not the obligation) to require the investors to purchase (i) an aggregate amount of additional shares of Company Common Stock equal to 4,000,000 divided by 90% of the average closing price per share of the Common Stock for the five trading days immediately prior to the closing date of such sale and (ii) warrants to purchase an aggregate of 100,000 shares of Company Common Stock at an exercise price per share equal to the greater of $6.00 or 125% of the per share purchase price of the shares of Common Stock sold pursuant to (i) above, for an aggregate purchase price of $4.0 million (the "Second Tranche Sale"). As in the case of the First Tranche Sale, Environmental may be required to issue additional shares of Company Common Stock to the investors in connection with the Second Tranche Sale, for no additional consideration, in the event that 90% of the average closing bid price of the Common Stock for a certain period of time is less than the per share purchase price of the Common Stock sold in the Second Tranche Sale.

         Pursuant to the terms of the Environmental Private Placement, if during a certain period of time Environmental sells, or the Company issues, any shares of Common Stock ("First Future Shares") at a price per share that is less than the per share purchase price of the Common Stock sold in the First Tranche Sale or Environmental sells, or the Company issues, any shares of Common Stock ("Second Future Shares") at a price per share that is less than the per share purchase price of the Common Stock sold in the Second Tranche Sale, Environmental will issue to the investors, for no additional consideration, a number of additional shares of Company Common Stock equal to (a) with respect to First Future Shares, an amount equal to the difference between (i) 6,000,000 divided by the price at which the First Future Shares were sold or issued and
(ii) 1,381,692, and (b) with respect to Second Future Shares, an amount equal to the difference between (i) 4,000,000 divided by the price at which the Second Future Shares were sold or issued and (ii) the amount equal to the number of shares of Common Stock sold in the Second Tranche Sale. Notwithstanding the foregoing, the terms "First Future Shares" and "Second Future Shares" do not include any shares of Common Stock which may be issued in the future upon conversion or exercise of, or pursuant to the terms of any agreement entered into by the Company or Environmental in respect of, securities of the Company and/or Environmental which have been issued prior to February 9, 1998.

         The Company has agreed to file registration statements (the "Registration Statements") on Form S-3, or other applicable form of registration statement, under the Securities Act covering all of the shares of Common Stock that have been and may be issued to the investors in the Environmental Private Placement, and to keep such Registration Statements continuously effective under the Securities Act for a period of two years after their respective effective dates or such earlier date when all shares covered by the Registration Statements have been sold or may be sold without volume restrictions under the Securities Act (the "Effective Period").

FEBRUARY 1998 INTERCOMPANY NOTE

          Upon receipt of the net proceeds of the Environmental Private Placement, Environmental provided a $5,450,000 unsecured loan to the Company, evidenced by the Intercompany Note. Pursuant to the terms of the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note is payable at the rate of 8% per annum semiannually in cash. The unpaid principal amount of the Intercompany Note is due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement (other than the Environmental Private Placement) of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, provided that if such funds are raised in a private placement during the period commencing on February 9, 1998 and ending on the last day of the Effective Period, then the Intercompany Note will not be payable unless a Registration Statement has been effective for 75 consecutive days and is effective on the date of such repayment. The Company will use the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--February 1998 Intercompany Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

          In connection with the loan, the Company amended and restated in its entirety a five-year warrant to purchase 7,500,000 shares of Common Stock issued to Environmental on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, the Company issued to Environmental an additional five-year warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $10.00 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--February 1998 Intercompany Note."

SEPTEMBER 1997 INTERCOMPANY CONVERTIBLE NOTE

          In September 1997, Environmental provided a $4.0 million unsecured loan to the Company, evidenced by the Convertible Note. Pursuant to the terms of the Convertible Note, the Company is obligated to pay Environmental interest only at the rate of 8% per annum, payable quarterly. Unless converted into Common Stock at any time, the unpaid principal amount of the Convertible Note is due and payable, together with accrued and unpaid interest, on August 31, 2002. Payment of principal and accrued interest under the Convertible Note is subordinated to all other indebtedness for money borrowed of the Company. Environmental has the right to convert the Convertible Note into shares of Common Stock at a conversion price of $3.89 per share. Such conversion price was fixed at approximately 85% of the five day average closing bid price of Common Stock ($4.575 per share) prior to August 22, 1997, the date that the executive committees of the respective boards of directors of the Company and Environmental authorized such loan. In connection with the $4.0 million loan, the Company issued Environmental a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $5.0325 per share (approximately 110% of the $4.575 five day average closing bid price of Common Stock prior to August 22, 1997).

         In March 1998, the Company prepaid $2.0 million of the Convertible Note by (i) paying Environmental the sum of $500,000 in cash and (ii) transferring to Environmental the LPM Note. To induce Environmental to accept the Company's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into Common Stock), the Company issued to Environmental an additional warrant to purchase up to 514,000 shares of Common Stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of the Common Stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000. See "--Transactions with Lanxide," "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--September 1997 Intercompany Convertible Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

SALE OF SERIES D PREFERRED STOCK BY ENVIRONMENTAL

         In May and August 1997, Environmental sold an aggregate of 88,000 shares of its 7% Series D Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $100 per share (the "Series D Preferred Stock"), for an aggregate purchase price of approximately $7.8 million. The Series D Preferred Stock is convertible into shares of the Company's Common Stock held by Environmental, at a conversion price equal to 85% of the lower of
(a) the average of the low prices, or (b) the average of the closing bid prices of the Common Stock of the Company for the previous five business days ending on the day prior to conversion (the "Average Closing Bid Price"). The conversion price of the Series D Preferred Stock will be equal to certain amounts set forth in the Certificate of Designation, Rights and Preferences for the Series D Preferred Stock if the Average Closing Bid Price of the Common Stock for any consecutive 30 days is equal to or less than $2.00, provided that in no event will the conversion price of the Series D Preferred Stock be less than $1.50.

         The purchasers of the Series D Preferred Stock also received five-year warrants to purchase an aggregate of 1,175,000 shares of the Company's Common Stock held by Environmental at exercise prices ranging from $5.15 per share to $7.14 per share. Such exercise prices are (in addition to customary anti-dilution adjustments) subject to reset on August 18, 1998 to an exercise price equal to the lesser of (i) the exercise price in effect immediately prior to August 18, 1998, or (ii) 110% of the closing bid price of the Common Stock on August 17, 1998. In addition, if the Common Stock trades at less than 50% of the August 17, 1998 closing bid price for any 10 consecutive trading days, the exercise price is subject to further reset (on one occasion only) to 50% of such August 17, 1998 closing bid price. In addition, affiliates of the finder received warrants to purchase an aggregate of 85,000 shares of Common Stock from Environmental at exercise prices ranging from $5.15 per share to $7.14 per share. The Company has an effective registration statement on file with the Commission covering the shares of Common Stock into which the Series D Preferred Stock are convertible, as well as the 1,260,000 shares of Common Stock transferable by Environmental upon exercise of the foregoing warrants.

LICENSE OF SET TECHNOLOGY

         As a result of its acquisition of the capital stock of Commodore Labs, the Company acquired all patents, discoveries, technology and other intellectual property in connection with the SET process which it later transferred to Solution effective December 1, 1996. Environmental licenses from Solution the exclusive worldwide right with the right to sublicense, to make, use, sell and exploit, itself or jointly with other third parties, for the life of all patents now or hereafter owned by Solution, the SET process and all related technology underlying such patents and intellectual property in all domestic and international commercial and industrial applications, in connection with the destruction of CFCs and other ozone-depleting substances (the "CFC Business"); provided that such license expressly limits the rights of the licensee(s) and others who may be sub-licensees or users of the Company's patents and technologies to the CFC Business.

CFC TECHNOLOGY AND SUPPORT AGREEMENT

         The Company has entered into a five-year technology and technical support agreement with Environmental and CFC Technologies. Pursuant to such agreement, the Company will provide certain research and development, equipment engineering and technical support to enable Environmental and CFC Technologies to exploit the CFC Business. Under such agreement, the Company will provide Environmental and CFC Technologies the services of certain Company personnel and equipment. The Company will charge CFC Technologies and Environmental a fee equal to the sum of (a) the actual costs of all materials and equipment utilized in connection with such services; and (b) an hourly rate allocable to the services rendered by all Company personnel which shall be equal to 120% of the average hourly rate of compensation then payable by the Company to such persons (based on a 35-hour work week). Under the terms of the technology and technical services agreement, in no event will the employees of the Company be required to expend in excess of 25% of their business and professional time in any 90-day period in rendering services to Environmental or CFC Technologies, without the majority approval or consent of Herbert A. Cohen and David L. Mitchell, or such other members of the Board of Directors of the Company not otherwise affiliated with or employed by Environmental, the Company or any of their respective subsidiaries.

FUTURE TRANSACTIONS

         In June 1996, the Company's Board of Directors adopted a policy whereby any future transactions between the Company and any of its subsidiaries, affiliates, officers, directors and principal stockholders, or any affiliates of the foregoing, will be on terms no less favorable to the Company than could reasonably be obtained in "arm's-length" transactions with independent third-parties, and any such transactions will also be approved by a majority of the Company's disinterested non-management directors.

                                     PART IV

         EXHIBITS, FINANCIAL STATEMENT
ITEM 14. SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Annual Report:

                                                                                                    Page No.
                                                                                                    --------
Financial Statements.
         Report of Independent Accountants.................................................            F-1
         Independent Auditor's Report......................................................           F-1A
         Consolidated Balance Sheet as of December 31, 1996 and 1997.......................            F-2
         Consolidated Statement of Operations for the years ended
           December 31, 1995, 1996 and 1997................................................            F-3
         Consolidated Statement of Stockholders' Equity for the years
           ended December 31, 1995, 1996 and 1997..........................................            F-4
         Consolidated Statement of Cash Flows for the years ended
           December 31, 1995, 1996 and 1997................................................            F-5
         Notes to Consolidated Financial Statements........................................            F-6


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

  4.1                  Specimen Common Stock Certificate. (3)

  4.2                  Form of Warrant Agreement between the Company and The Bank of New York. (1)

  4.3                  Specimen Warrant Certificate. (1)

  4.4                  Form of Representative's Warrant Agreement between the Company and the Representative, including form of
                       Representative's Warrant therein. (1)

  4.5                  Registration Rights Agreement, dated September 27, 1996, among the Company, CXI-ASI Acquisition Corp., and certain stockholders. (5)

  4.6                  Registration Rights Agreement, dated September 27, 1996, among the Company, CXI-ASE Acquisition Corp., and certain stockholders. (5)

  4.7                  Series A Convertible Preferred Stock Purchase Agreement, dated as of August 15, 1997, among the Company and the Series A Preferred Stock purchasers listed therein. (9)

  4.8                  Certificate of Designations, Rights and Preferences of Series A Preferred Stock. (9)

  4.9                  Registration Rights Agreement between the Company and the Series A Preferred Stock purchasers. (9)

  4.10                 Warrant to purchase 1,000,000 shares of Common Stock issued to Environmental. (9)

  4.11                 Common Stock Purchase Agreements, dated as of September 26, 1997, by and between the Company and each of certain private investors listed therein. (9)

  4.12                 Warrant to purchase 7,500,000 shares of Common Stock issued to Environmental. (10)

  4.13                 Warrant to purchase 1,500,000 shares of Common Stock issued to Environmental. (10)

  4.14                 Registration Rights Agreement, dated as of February 9, 1998, among the Company, Environmental and certain private investors listed therein. (10)

  10.1                 Employment Agreement, dated June 1, 1995, between Environmental and Neil L. Drobny, and conditional assignment thereof by Environmental to the Company, dated March 29, 1996. (1)

  10.2                 Employment Agreement, dated August 31, 1995, between Environmental and Carl O. Magnell, and conditional assignment thereof by Environmental to the Company, dated March 29, 1996. (1)

  10.3                 Form of Employment Agreement, dated July 28, 1993, between Commodore Laboratories, Inc. and Albert E. Abel, with conditional assignment thereof by Commodore Labs to the Company, dated March 29, 1996. (1)

  10.4                 Employment Agreement, dated October 3, 1994, between Environmental and Vincent Valeri, and conditional assignment thereof by Environmental to the Company, dated March 29, 1996. (1)

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

  10.16                Bond Purchase Agreement, dated December 3, 1993, by and between Environmental and Credit Agricole Deux
                       Sevres. (1)

  10.17                License Agreement, dated as of March 29, 1996, by and between the Company and Environmental, relating to the use of SET in the CFC Business. (2)

  10.18                Form of Technology and Technical Services Agreement entered into between the Company and CFC Technologies.(2)

  10.19                Voting Agreement, dated June 28, 1996, among Environmental, Bentley J. Blum, the Company and National
                       Securities Corporation. (4)

  10.20                Agreement and Plan of Merger, dated September 27, 1996, by and between the Company, CXI-ASI Acquisition Corp.
                       and Advanced Sciences, Inc. (5)

  10.21                Agreement and Plan of Merger, dated September 27, 1996, by and between the Company CXI-ASE Acquisition Corp.
                       and A.S. Environmental, Inc. (5)

  10.22                Agreement of Transfer, dated as of December 1, 1996 by and between the Company and Advanced Sciences. (11)

  10.23                Bill of Sale, dated as of December 1, 1996, by and between the Company and Commodore Advanced Sciences, Inc.
                       (11)

  10.24                Stock Purchase Agreement, dated as of December 2, 1996, between the Company and Environmental. (6)

  10.25                Employment Agreement, dated as of October 31, 1996, between Environmental and Edwin L. Harper. (7)

  10.26                Employment Agreement, dated as of October 1, 1996, between the Company and Thomas E. Noel. (5)

  10.27                Form of Employment Agreement between Environmental and Paul E. Hannesson. (8)

  10.28                8% convertible note for $4.0 million from the Company to Environmental. (9)

  10.29                8% non-convertible note for $5,450,000 from the Company to Environmental. (10)

  *10.30               Teaming Agreement, dated March 18, 1997, by and between ICF Kaiser Engineers, Inc. and Advanced Sciences.

  *10.31               Memorandum of Understanding between Lockheed Martin Advanced Environmental Systems, Inc. and Advanced
                       Sciences.

  *10.32               Services Agreement, dated as of September 1, 1997, by and among the Company, Environmental, Separation,
                       Advanced Sciences and other affiliated companies named therein.

   16.1                Letter regarding change in certifying accountant. (12)

  *22.1                Subsidiaries of the Company.

  *27.1                Financial Data Schedule.

------------------------
* Filed herewith.

(1) Incorporated by reference and filed as Exhibit to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 2, 1996 (File No. 333-4396).

(2) Incorporated by reference and filed as Exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 1996 (File No. 333-4396).

(3) Incorporated by reference and filed as Exhibit to Registrant's Amendment No. 2 to Registration Amendment No.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 25, 1996 (File No. 333-4396).

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

(7) Incorporated by reference and filed as Exhibit to Amendment No. 3 to Registration Statement on Form S-1 of Separation filed with the Securities and Exchange Commission on January 23, 1997 (File No. 333-11813).

(8) Incorporated by reference and filed as Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of Environmental filed with the Securities and Exchange Commission on April 15, 1997 (File No. 0-10054).

(9) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 1997 (File No. 1-11871).

(10) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 1998 (File No. 1-11871).

(11) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997 (File No. 1-11871).

(12) Incorporated by reference and filed as on Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1996 (File No. 1-11871).

Reports on Form 8-K:

         On October 3, 1997, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated August 15, 1997, with respect to the Company's private placement sale of Series A Preferred Stock in August 1997, Environmental's $4.0 million loan to the Company in September 1997, and the Company's private placement sale of 600,000 shares of Common Stock in October 1997. Such transactions were reported under Item 5 of Form 8-K and no financial statements were included in such report.

                                   SIGNATURES

     Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998                       COMMODORE APPLIED TECHNOLOGIES, INC.


                                       By:/S/ Paul E. Hannesson
                                          --------------------------------------
                                           Paul E. Hannesson
                                           Chairman of the Board,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ Paul E. Hannesson
------------------------------         Chairman of the Board, President            March 30, 1998
Paul E. Hannesson                      and Chief Executive Officer (Principal
                                       Executive Officer)

/S/ Michael D. Fullwood
------------------------------         Senior Vice President, Chief Financial      March 30, 1998
Michael D. Fullwood                    and Administrative Officer, Secretary
                                       and General Counsel
                                       (Principal Financial Officer)
/S/ Paul E. Hannesson
------------------------------         Chairman of the Board                       March 30, 1998
Paul E. Hannesson

/S/ Tom J. Fatjo, Jr.
------------------------------         Director                                    March 30, 1998
Tom J. Fatjo, Jr.

/S/ Thomas E. Noel
------------------------------         Director                                    March 30, 1998
Thomas E. Noel

/S/ Kenneth L. Adelman
------------------------------         Director                                    March 30, 1998
Kenneth L. Adelman, Ph.D.

/S/ Bentley J. Blum
------------------------------         Director                                    March 30, 1998
Bentley J. Blum

/S/ Herbert A. Cohen
------------------------------         Director                                    March 30, 1998
Herbert A. Cohen

/S/ Jeane J. Kirkpatrick
------------------------------         Director                                    March 30, 1998
Jeane J. Kirkpatrick, Ph.D.

/S/ David L. Mitchell
------------------------------         Director                                    March 30, 1998
David L. Mitchell

/S/ Ed L. Romero
------------------------------         Director                                    March 30, 1998
Ed L. Romero

/S/ William R. Toller
------------------------------         Director                                    March 30, 1998
William R. Toller


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                    Page No.
                                                                                                    --------
Financial Statements.

         Report of Independent Accountants.................................................            F-1

         Independent Auditor's Report......................................................            F-1A

         Consolidated Balance Sheet as of December 31, 1996 and 1997.......................            F-2

         Consolidated Statement of Operations for the years ended
                  December 31, 1995, 1996 and 1997.........................................            F-3

         Consolidated Statement of Stockholders' Equity for the years
                  ended December 31, 1995, 1996 and 1997...................................            F-4

         Consolidated Statement of Cash Flows for the years ended
                  December 31, 1995, 1996 and 1997.........................................            F-5

         Notes to Consolidated Financial Statements........................................            F-6

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

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Commodore Applied Technologies, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for the opinion expressed above.

Price Waterhouse LLP




Philadelphia, Pennsylvania
March 27, 1998

                        INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders of Commodore Applied Technologies, Inc.


           We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of Commodore Applied Technologies, Inc., and subsidiaries, (a development stage company) for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express, an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Commodore Applied Technologies, Inc., and subsidiaries (a development stage company) for the year ended December 31, 1995, in conformity with generally accepted accounting principles.





/s/ Tanner + Co.

Salt Lake City, Utah
January 19, 1996

                                      F-1A

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 1997 and 1996
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                                           1997         1996
                                                                                         -------      --------
                                                           Assets
Current assets:
   Cash and cash equivalents (Note 2)                                                    $13,151      $ 12,076
   Accounts receivable, net (Notes 2 and 6)                                                3,064         7,149
   Notes and advances to related parties (Note 13)                                           866         1,527
   Inventory                                                                                 360             -
   Restricted cash and certificates of deposit (Note 2)                                      260           670
   Prepaid assets and other current receivables                                              403           581
                                                                                         -------      --------
        Total current assets                                                              18,104        22,003
Other receivables                                                                             18            63
Investments and advances (Note 7)                                                            554           658
Property and equipment, net (Notes 2 and 8)                                                2,498         2,044
Other assets (Notes 2 and 5)
  Patents and completed technology, net of accumulated amortization of
   $238 and $140, respectively                                                             1,150         1,004
  Goodwill, net of accumulated amortization of $320 and $113, respectively                 7,353         7,560
  Other                                                                                       19           124
                                                                                        --------      --------
                                                                                           8,522         8,688
                                                                                        --------      --------
        Total Assets                                                                    $ 29,696      $ 33,456
                                                                                        ========      ========
                                         Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                      $ 1,930       $ 3,804
   Due to related parties                                                                     55           252
   Current portion of long term debt                                                          27            89
   Line of credit (Note 10)                                                                1,199         7,042
   Other accrued liabilities (Note 9)                                                      3,723         1,978
                                                                                         -------       -------
        Total current liabilities                                                          6,934        13,165
Long term debt                                                                                19            29
Notes payable to related parties (Notes 5 and 13)                                          3,568           186
                                                                                         -------       -------
        Total Liabilities                                                                 10,521        13,380
Minority interest in subsidiary                                                            6,645             -
Commitments and contingencies (Note 14)                                                        -             -
Redeemable Preferred Stock
  Series A Preferred Stock, par value $0.001 per share, 7% cumulative dividends 80,000 shares authorized, 9,600 outstanding,
  $986 redemption amount                                                                     876             -
Stockholders' Equity:
    Common Stock, par value $0.001 per share, 75,000,000 and 50,000,000 shares authorized, 22,766,334 and 21,650,000 issued and outstanding,
     respectively                                                                             23             22
    Additional paid-in capital                                                            41,541         34,270
    Accumulated deficit                                                                  (29,910)       (14,216)
                                                                                        --------       --------
        Total Stockholders' Equity                                                        11,654         20,076
                                                                                        --------       --------
        Total Liabilities and Stockholders' Equity                                      $ 29,696       $ 33,456
                                                                                        ========       ========





         The accompanying notes are an integral part of the consolidated financial statements

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Statement of Operations
Years Ended December 31, 1997, 1996 and 1995
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                    1997          1996          1995
                                                                  ---------      ---------      ---------
Contract revenues (Note 2)                                        $  19,493      $   5,123      $       -
Costs and expenses:
   Cost of sales                                                     16,325          4,136              -
   Research and development (Note 2)                                  3,074          2,022          1,815
   General and administrative                                        12,196          3,412          1,773
   Depreciation and amortization (Note 2)                             1,282            561              -
   Minority interest                                                    (82)             -              -
                                                                  ---------      ---------      ---------
   Total costs and expenses                                          32,795         10,131          3,588
                                                                  ---------      ---------      ---------
Loss before interest, taxes and equity in
    losses of unconsolidated subsidiary                             (13,302)        (5,008)        (3,588)
Interest income                                                         745            477              6
Interest expense                                                     (1,310)          (617)          (274)
Income tax expense (Note 11)                                              -              -              -
                                                                 ----------       --------       --------
   Net loss before affiliate losses                                 (13,867)        (5,148)        (3,856)
Equity in losses of unconsolidated subsidiary                        (1,827)          (495)             -
                                                                 ----------       --------       --------
   Net loss                                                      $  (15,694)      $ (5,643)      $ (3,856)
                                                                 ==========       ========       ========
Net loss per share - basic and diluted (Note 3)                  $    (0.73)      $  (0.31)      $  (0.26)
                                                                 ==========       ========       ========
Number of weighted average shares outstanding (in thousands)         21,844         18,100         15,000
                                                                 ==========       ========       ========







         The accompanying notes are an integral part of the consolidated financial statements

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 1997, 1996 and 1995
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                  Preferred Stock
                                                                              (Commodore Labs, Inc.)           Common Stock
                                                                             -----------------------    ------------------------
                                                                               Shares        Amount        Shares        Amount
                                                                             --------     ----------      -------      ----------
Balance, January 1, 1995                                                     19,372       $      19         147,012     $       2
   Net loss                                                                       -               -               -             -
                                                                             ------       ---------     -----------     ---------
Balance, December 31, 1995                                                   19,372              19         147,012             2
Conversion of note payable to principal shareholder to equity                     -                      14,852,988            14
Redemption of predecessor's preferred stock                                 (19,372)            (19)              -             -
Sale of common stock                                                              -               -       5,750,000             5
Acquisition of remaining interests in Commodore
   Laboratories, Inc.                                                             -               -               -             -
Issuance of stock options                                                         -               -               -             -
Acquisition of Advanced Sciences, Inc.                                            -               -         900,000             1
Acquisition of Commodore Separation
   Technologies Inc., Commodore CFC
   Technologies Inc., and CFC
   Technologies Inc., (see Note 5)                                                -                -              -             -
Issuance of warrants (see Note 5)                                                 -                -              -             -
Net loss                                                                          -                -              -             -
                                                                             ------       ----------    -----------     ---------
Balance, December 31, 1996                                                        -                -     21,650,000            22
Gain on subsidiary's sale of Common Stock                                                                         -             -
Warrants issued in connection with Redeemable
   Preferred Stock                                                                                                -             -
Warrants issued in connection with convertible loan
   from parent                                                                                                    -             -
Beneficial conversion feature on convertible loan from parent                                                     -             -
Beneficial conversion feature on Series A Preferred Stock                                                         -             -
Sale of Common Stock, net of $1,198 liability for price reset                                               700,000             1
Preferred Stock dividends                                                                                         -             -
Conversion of Series A Preferred Stock into Common Stock                                                    416,334             -
Net loss                                                                                                          -             -
                                                                             ------       ---------     -----------     ---------
Balance, December 31, 1997                                                                               22,766,334     $      23
                                                                             ======       =========     ===========     =========

                               [RESTUBBED TABLE]





COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 1997, 1996 and 1995
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                         Additional
                                                                          Paid in           Accumulated
                                                                          Capital            (Deficit)
                                                                       ------------        ------------
Balance, January 1, 1995                                               $      10           $     (4,717)
   Net loss                                                                    -                 (3,856)
                                                                      ----------           ------------
Balance, December 31, 1995                                                    10                 (8,573)
Conversion of note payable to principal shareholder to equity              2,986                      -
Redemption of predecessor's preferred stock                                    -                      -
Sale of common stock                                                      30,546                      -
Acquisition of remaining interests in Commodore
   Laboratories, Inc.                                                        706                      -
Issuance of stock options                                                     20                      -
Acquisition of Advanced Sciences, Inc.                                     2,249                      -
Acquisition of Commodore Separation
   Technologies Inc., Commodore CFC
   Technologies Inc., and CFC
   Technologies Inc., (see Note 5)                                        (4,647)                     -
Issuance of warrants (see Note 5)                                          2,400                      -
Net loss                                                                       -                 (5,643)
                                                                      ----------           ------------
Balance, December 31, 1996                                                34,270                (14,216)
Gain on subsidiary's sale of Common Stock                                  3,927                      -
Warrants issued in connection with Redeemable
   Preferred Stock                                                            25                      -
Warrants issued in connection with convertible loan
   from parent                                                               660                      -
Beneficial conversion feature on convertible loan from parent                750                      -
Beneficial conversion feature on Series A Preferred Stock                    216                      -
Sale of Common Stock, net of $1,198 liability for price reset              1,143                      -
Preferred Stock dividends                                                   (240)                     -
Conversion of Series A Preferred Stock into Common Stock                     790                      -
Net loss                                                                       -                (15,694)
                                                                    ------------         --------------
Balance, December 31, 1997                                          $     41,541         $      (29,910)
                                                                    ============         ==============


        The accompanying notes are an integral part of the consolidated financial statements

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Years Ended December 31, 1997, 1996 and 1995
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                                          Year Ended December 31,
                                                                                  -----------------------------------
                                                                                    1997          1996          1995
                                                                                  -------       --------      --------
Cash flows from operating activities:
   Net loss                                                                      $ (15,694)     $ (5,643)    $ (3,856)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                                1,282           561           41
        Equity in losses of unconsolidated subsidiary                                1,827           495            -
        Provision for related party bad debt                                           814             -           98
        Minority interest in subsidiary losses                                         (82)            -            -
        Non-cash interest expense                                                      792             -            -
        Other non-cash charges                                                         135             -            -
   Changes in assets and liabilities, net of acquisitions:                                             -
        Accounts receivable                                                          4,085        (2,351)           -
        Inventory                                                                     (360)            -            -
        Prepaid assets                                                                 178          (190)           -
        Other accounts receivable                                                       45           (63)          (7)
        Accounts payable and accrued liabilities                                    (1,347)          153          (74)
        Other                                                                          105          (121)           -
                                                                                ----------      --------    ---------
            Net cash used in operating activities                                   (8,220)       (7,159)      (3,798)
                                                                                ----------      --------    ---------
Cash flows from investing activities:
   Equipment purchased or constructed                                               (1,409)         (335)        (227)
   Patents acquired                                                                   (401)          (58)        (137)
   Purchase of Commodore Separation Technologies
     Inc., Commodore CFC Technologies, Inc. and
     CFC Technologies, Inc., net of cash acquired                                        -        (2,870)           -
   Advances to related parties                                                           -        (1,527)           -
   (Increase) decrease in restricted cash                                              410          (519)           -
   Other investments                                                                (1,723)       (1,153)           -
                                                                                ----------      --------     --------
            Net cash used in investing activities                                   (3,123)       (6,462)        (364)
                                                                                ----------      --------     --------
Cash flows from financing activities:
   Proceeds from sale of Common Stock                                                2,341        30,551             -
   Proceeds from sale of Series A Preferred Stock                                    1,668             -             -
   Preferred stock dividends paid by subsidiary                                       (438)            -             -
   Proceeds from subsidiary's sale of Common and Preferred Stock                    11,088             -             -
   Payments to principal shareholder                                                     -        (5,925)            -
   Borrowings from principal shareholder                                             4,000             -         4,166
   (Repayments)/borrowings under the line of credit                                 (5,843)        1,361             -
   Payments on long term debt and capital leases                                       (72)         (255)            -
   Repayment of related party accounts receivable and payable                         (326)          (39)            -
                                                                                ----------       -------      --------
            Net cash provided by financing activities                               12,418        25,693         4,166
                                                                                ----------       -------      --------
Increase in cash                                                                     1,075        12,072             4
Cash, beginning of period                                                           12,076             4             -
                                                                                ----------       -------      --------
Cash, end of period                                                                 13,151       $12,076     $       4
                                                                                ==========       =======     =========
Supplemental disclosure of cash flow information
     Cash paid during the year for:
        Interest                                                                $      446       $ 1,442     $       -
                                                                                ==========       =======     =========
        Taxes                                                                   $        -       $     -     $       -
                                                                                ==========       =======     =========

         The accompanying notes are an integral part of the consolidated financial statements

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
1. Background

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

   Applied is currently working on the commercialization of these technologies through development effects, licensing arrangements and joint ventures. Through Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks as these contracts constitute a major portion of ASI's revenues, and such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow Applied to obtain new contracts in the future. Prior to the acquisition of ASI, Applied was considered to be a developmental stage company.

2. Summary of Significant Accounting Policies

   Principles of Consolidation

   The consolidated financial statements include the accounts of Applied and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method of accounting as Applied does not have a controlling interest in the venture.

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

   Revenue Recognition

   Substantially all of the Company's revenues are generated by its subsidiary, ASI, consisting of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded using the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

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

   Direct and indirect contract costs are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and have established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited ASI's contracts through September 30, 1995. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

   Applied had revenues from one significant contract representing 65% of total contract revenues for the year ended December 31, 1997. This contract is scheduled to end on September 30, 1998, but has two one-year renewal options.

   Cash and Cash Equivalents

   Applied considers cash and highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Applied's investments in cash equivalents are diversified among securities with high credit ratings in accordance with Applied's investment policy.

   Restricted Cash and Certificates of Deposit

   Restricted cash at December 31, 1997 and 1996 consisted of $260 and $670, respectively, held in interest bearing deposit accounts as collateral for the line of credit, collateral for a performance bond, and as deposits on certain leased property.

   Concentration of Credit Risk

   Applied maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Applied has not experienced any losses in such accounts. Applied believes it is not exposed to any significant credit risk on cash and cash equivalents.

   Property and Equipment

   Property and equipment are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded. Provisions for depreciation are computed on the straight-line method based on the estimated useful lives of the assets which range from 2-10 years.

   Other Assets

   Goodwill represents the fair value of securities issued plus the fair value of net liabilities assumed in connection with the acquisition of ASI (see
   Note 5). Goodwill is being amortized on a straight line basis over its estimated 30 year life. Completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories,

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

   Inc. ("Labs") (see Note 5). Completed technology and patents are being amortized on a straight line basis over their estimated 7 and 17 year lives, respectively. Applied annually evaluates the existence of impairment on the basis of whether the goodwill, patents and completed technology are fully recoverable from the projected undiscounted net cash flows of the assets to which they relate.

   Income Taxes

   Applied provides for deferred income taxes on estimated future tax effects of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.

   Research and Development

   Research and development expenditures are charged to operations as incurred.

   Fair Value of Financial Instruments

   The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, notes receivable, temporary investments, long term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. The fair value of these financial instruments approximate the recorded book value as of December 31, 1997 and 1996.

   Segment Reporting

   Applied currently has one principal business line in environmental technologies. Applied and its subsidiaries operate primarily in the United States.

   Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation.

   New Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board ("FASB") issued its Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting on Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital on the balance sheet.

   Also in June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997.

   Applied is currently analyzing the effect these standards will have upon the disclosure in the financial statements and notes thereto.

   In 1997, the FASB also issued SFAS 128, "Earnings Per Share" and SFAS 129, "Disclosure of extra Information About Capital Structure." Both statements are effective for periods ending after December 15, 1997 and neither has had a material impact on the financial position or results of operations of Applied.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

3. Earnings Per Share

   All earnings per share amounts reflect the implementation of SFAS 128. SFAS 128 established new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net income available to common shareholders, by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as poolings-of-interests and stock dividends. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. Loss per share has been computed based on the number of shares outstanding as though capitalization, through the contribution of $3,000 of a note payable to principal stockholder for 15,000,000 shares of Applied's common stock had taken place on January 1, 1995.

                                                                                        Year Ended December 31,
                                                                         -----------------------------------------------------
                                                                              1997             1996                1995
                                                                         -------------      ------------        ------------
                                                                              (Dollars in thousands, except per share data)
   Net loss                                                              $     (15,694)     $     (5,643)       $     (3,856)
   Preferred stock dividends                                                      (240)                -                   -
   Dividends on Series A Preferred Stock (not declared)                            (26)                -                   -
                                                                         -------------      ------------        ------------
   Net loss available to common shareholders                             $     (15,960)     $     (5,643)       $     (3,856)
                                                                         =============      ============        ============
   Weighted average common shares outstanding (basic)                       21,844,000        18,100,000          15,000,000

   Series A Convertible Preferred Stock (Note 4)                               (*)                  -                      -
   Employee Stock Options (Note 12)                                            (*)                 (*)                     -
   Warrants issued in connection with Convertible Note (Note 5)                (*)                  -                      -
   Warrants issued in connection with initial public offering
      (Note 5)                                                                 (*)                 (*)                     -
   Warrants issued in connection with purchase of CST, CFC
      and CCFC (Note 5)                                                        (*)                 (*)                     -
   Placement agent Warrants issued in connection with
      certain securities (Note 5)                                              (*)                 (*)                     -
                                                                          ------------     ------------       --------------
   Weighted average common shares outstanding (diluted)                     21,844,000       18,100,000           15,000,000
                                                                          ============     ============       ==============
   Loss per share (basic)                                                 $      (0.73)    $      (0.31)      $        (0.26)
                                                                          ============     ============       ==============
   Loss per share (diluted)                                               $      (0.73)    $      (0.31)      $        (0.26)
                                                                          ============     ============       ===============

   (*)Due to Applied's loss from continuing operations in 1997, 1996 and 1995, the incremental shares issueable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)

4. Redeemable Preferred Stock

   Series A Preferred Stock

   In August 1997, Applied sold 18,000 shares of its Series A Preferred Stock for an aggregate purchase price of $1,800. The Series A Preferred Stock has a liquidation preference of $100 per share plus accumulated and unpaid dividends (the "Liquidation Preference") and pays a 7% annual cumulative dividend. The Series A Preferred Stock is convertible by investors into that number of shares of Common Stock equal to the Liquidation Preference divided by the Conversion Price. The Conversion Price is defined as the amount equal to the lesser of (i) $4.64, representing 100% of the average of the closing sale prices of the Common Stock for the five consecutive trading days preceding the issuance date of the Series A Preferred Stock, or (ii) 88% of the average of the closing sale prices of the Common Stock for the five consecutive trading days immediately prior to the date of conversion (beneficial conversion feature). The Conversion Price is subject to certain floors based upon the trading price of Applied Common Stock.

   The Series A Preferred Stock is subject to mandatory redemption at the Liquidation Preference upon certain events, including (i) the average share price for any sixty consecutive days is less than $2.00, (ii) Applied's Common Stock is not listed on any exchange or over-the-counter market for fifteen consecutive trading days, or (iii) Applied is required to obtain stockholder approval under exchange regulations in order to issue shares of Common Stock and fails to obtain such approval within ninety calendar days.

   After cash transaction costs of $132, Applied received net proceeds of $1,668 from the sale of the Series A Preferred Stock. Of this total, $25 was allocated to paid-in capital related to warrants issued to the placement agent in connection with the transaction and $216 was allocated to paid-in capital related to the beneficial conversion feature. The remaining $1,427 was recorded as mandatorily redeemable preferred stock. The $216 beneficial conversion feature was charged to income available to common shareholders over the earliest possible conversion period of five months.

   The $876 December 31, 1997 carrying value is not being accreted to the $986 liquidation value because of the uncertainty associated with the redemption features.

   In December 1997, stockholders owning 8,400 shares of the Series A Preferred Stock elected to convert their shares to Common Stock based upon conversion prices ranging from $2.00 to $2.29 per share. At the time of conversion, Applied recorded $24 of preferred dividends related to the accumulated and unpaid dividends on shares converted. The conversions resulted in the issuance of 416,000 new shares of Common Stock valued at $790, the carrying value of the underlying Preferred Stock at the time of conversion.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

5. Significant Transactions

   In 1997, the Company amended its Certificate of Incorporation authorizing up to 10,000,000 shares of Preferred Stock, $.001 par value and increasing authorized shares of Common Stock from 50,000,000 to 75,000,000.

   Intercompany Convertible Note

   In September 1997, Commodore provided a $4,000, 8% convertible unsecured loan to Applied. Unless converted into Common Stock, the interest in the convertible loan is payable quarterly and the unpaid principal amount is payable on August 31, 2002. Commodore has the right to convert the loan into shares of Common Stock at a conversion price of $3.89 per share, a 16% discount from the market price at the date of closing (beneficial conversion feature), subject to adjustment based on a number of factors. As of December 31, 1997, the conversion price on the convertible loan remained at $3.89 per share. In connection with the $4,000 loan, Applied issued Commodore a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $5.03 per share, 109% of the market price on the date of closing.

   Applied recorded the $750 value of the beneficial conversion feature as additional paid-in capital, offset by an immediate recognition of the $750 as interest expense. The warrants issued in connection with this transaction were valued at $660 in the aggregate and recorded as additional paid-in capital. The original issue discount associated with this allocation is being recognized using the effective interest rate method over the term of the loan. Amortization of this discount for 1997 totaled $42.

   Private Placement of Common Stock

   In October 1997, Applied sold 700,000 shares of Common Stock (of which 600,000 shares were sold at $3.68 per share and 100,000 shares were sold at $3.93 per share) for an aggregate purchase price of approximately $2,600. Transaction costs on this sale totaled $256. Additionally, affiliates of the placement agent received warrants to purchase an aggregate of 60,000 shares of Common Stock at $3.675 per share.

   The sales agreement related to these shares specified certain twelve-month price reset provisions in the event that new Common shares were sold or issued in connection with the exercise of warrants at a per share price less than the original sales price. At the end of the twelve-month period, the price reset features expire. At the option of the Company, the liability under the price reset feature can be satisfied by issuing new Common Stock (at a price equal to the reset price) up to an aggregate of 5% of the total Common Stock of the Company (including the original shares and the shares issued in connection with the price reset); any excess price reset liabilities must be paid in cash.

   At December 31, 1997, the aggregate price reset liability was $1,198. This amount has been recorded as an adjustment to the original purchase price. Although the Company has not yet determined what, if any, portion of this liability will be settled in new Common Stock, the entire amount has been accrued as a liability at December 31, 1997.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

   Commodore Separation Technologies, Inc.

   On December 2, 1996 Applied purchased Commodore Separation Technologies Inc. ("Separation"), Commodore CFC Technologies, Inc. ("CCFC") and CFC Technologies, Inc. ("CFC") from Commodore for $5,400, consisting of $3,000 in cash and warrants to purchase 7,500,000 shares of Applied's Common Stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. These warrants were amended in February 1998 (see Note 15). The acquisition was accounted for as a transaction between entities under common control. Applied recorded its investment in Separation, CFC and CCFC as $753, equal to Commodore's historical basis in these subsidiaries. The difference between this amount and the $5,400 paid to Commodore was recorded as a direct reduction in the paid-in capital of Applied.

   In April 1997, Separation completed an initial public offering of its Common and Preferred equity securities from which it received net proceeds of approximately $6,109 and $4,978, respectively. This offering reduced Applied's equity ownership in Separation from 100 percent to 87 percent. Applied's $3,927 gain on this transaction has been recorded as a direct increase in Applied's paid-in capital because Separation is a development stage company.

   Minority interests in Separation at December 31, 1997 consists of the Separation Preferred Stock and warrants to purchase Separation Common Stock, both of which were sold in Separation's initial public offering. By December 31, 1997, all other minority interests in Separation's Common Equity had been reduced to zero, resulting in 100% of the losses of Separation being absorbed by Applied. The face value and liquidation value of the Separation Preferred Stock is $6,000. The non-cumulative dividend rate on the Separation
   Preferred Stock is 10%. For the year ended December 31, 1997, Separation paid dividends to its Preferred shareholders of $438.

   Acquisitions and Reorganizations

   On March 29, 1996, Commodore, Applied's sole shareholder at that date, in exchange for the issuance of 15,000,000 shares of Applied Common Stock, capitalized Applied, as follows: (1) contributed 90.05 percent of the outstanding common stock of Labs and 100 percent of the outstanding capital stocks of Commodore Technologies ("Technologies"), Commodore Government Environmental ("Government"), Commodore Remediation Technologies ("Remediation"), and Sandpiper Properties ("Sandpiper"), (2) assigned all rights, titles, and interests in its contracts, assets, and properties related to AGENT 313 to Applied, and (3) contributed $3,000 of a promissory note to Applied for the purpose of funding the development of AGENT 313. This exchange (along with the July 1996 transaction described in the second succeeding paragraph) were recorded by Applied at Commodore's historical book value.

   In June of 1996, Applied made a public offering of 5,750,000 shares of its $.001 par value common stock for $6.00 per share. Along with each share was one detachable warrant valued at $.10, which entitles its owner to purchase one share of Applied stock at the price of $8.40 per share for the period from June 28, 1997 until June 28, 2001. These warrants are redeemable by Applied for $.0l per share if the average trading price of Applied stock for any 20 day period is greater than or equal to $18.00 per share. Net proceeds from the offering were $30,551.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

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

   In consideration for the ASI and ASE stock, Applied issued 900,000 shares of common stock to ASI and ASE shareholders, with a fair value of $2,250. The fair value of the underlying net liabilities of ASI totaled $5,423, resulting in $7,673 of goodwill associated with the acquisition.

   The unaudited pro forma combined results of operations of Applied for the year ended December 31, 1996, as if the acquisition had occurred on January 1, 1996, is as follows:

                                                 1996
                                                 ----

           Revenues                            $ 26,649
           Net loss                             (10,044)

           Net loss per share                  $  (0.53)

   Due to the fact that ASI's year end prior to the acquisition date was as of September 30, the foregoing unaudited pro forma results of operations consists of the combination of Applied's annual results as of December 31, 1996 and ASI annual results for the period ended September 30, 1996.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

6. Receivables

   The components of Applied's trade receivable are as follows as of December 31, 1997 and 1996:

                                                                                          1997         1996
                                                                                          ----         ----
   Contract receivables:
       Amounts billed                                                                    $3,285        $7,060
       Retainages                                                                           168           128
       Unrecovered costs and estimated profits
        subject to future negotiation - not billed                                          (52)           71
                                                                                         ------        ------
                                                                                          3,401         7,259
       Less: Allowance for doubtful accounts and potential disallowances                   (416)         (300)
                                                                                         ------        ------
       Contract receivable-net                                                            2,985         6,959
       Other receivables, net of allowances of $45 and $306                                  79           190
                                                                                         ======        ======
           Total receivables-net                                                         $3,064        $7,149
                                                                                         ======        ======


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

   Substantially all of trade receivables are pledged to secure its line of credit (see Note 10).

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

7. Other Investments

   On August 6, 1996, Applied and Teledyne Environmental, Inc. formed a joint venture named Teledyne-Commodore, LLC ("the LLC") and signed a licensing agreement for one of Applied's patented remediation technologies. The LLC was funded by a capital contribution of $1,000 in cash from each Teledyne and Applied on October 1, 1996. Further capital contributions are required only when the Board of Members determines additional contributions are necessary or advisable. In February 1997 and pursuant to the agreement, Applied contributed an additional $1,000 to the LLC. This investment is accounted for under the equity method. Summarized information of the LLC results of operations is as follows at December 31, 1997 and 1996:

                                                        1997        1996
                                                        ----        ----

     Revenues                                         $   510     $    16
     Expenses                                           4,163       1,006
                                                      -------     -------
     Net loss                                          (3,653)       (990)
                                                      -------     -------
     Applied equity in net loss (50%)                 $(1,827)    $  (495)
                                                      =======     =======

     Investment in LLC:
         Opening balance                              $   658     $     -
         Capital contribution                           1,000       1,000
         Advances to LLC                                  723         153
         Equity in net loss                            (1,827)       (495)
                                                      -------     -------
         Net amount                                   $   554     $   658
                                                      =======     =======

8. Property and Equipment

   Property and equipment consist of the following:


                                                              Average           December 31,
                                                            Useful Life       1997         1996
                                                            -----------       ----         ----
     Machinery and equipment                                    10           $2,438       $1,772
     Furniture and fixtures                                      5              277          427
     Computer equipment                                          4              503          210
     Leasehold improvements                                      5              258           43
                                                                             ------       ------
                                                                              3,476        2,452
     Less: accumulated depreciation and amortization                            978          408
                                                                             ------       ------
         Total property and equipment                                        $2,498       $2,044
                                                                             ======       ======


COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

9.  Other Accrued Liabilities

    Other accrued liabilities consist of the following:

                                              1997      1996
                                             ------    ------
    Price reset feature of Common Stock      $1,198    $    -
    Compensation and employee benefits        1,711       919
    Other                                       814     1,059
                                             ------    ------
                                             $3,723    $1,978
                                             ======    ======

10. Line of Credit

    At December 31, 1997 and 1996, ASI had a $1,199 and $7,042 outstanding balance, respectively, on a revolving line of credit with a current limit of $6,000, due March 31, 1998 with interest payable monthly at prime plus 1 percent (9.5 percent as of December 31, 1997). The credit line is secured by $153 of restricted cash and the receivables of ASI. The line of credit contains certain financial covenants and restrictions including minimum ratios that ASI must satisfy. ASI was not in compliance with the covenants at December 31, 1996. On January 17, 1997, ASI entered into a revised line of credit agreement and received a waiver and forbearance of amounts due related to their previous covenant violations. ASI was in compliance with the covenants at December 31, 1997.

11. Income Taxes

    Applied provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes. The difference between the income tax benefit at statutory rates for 1997, 1996 and 1995 and the amount presented in the financial statements is due to the change in the tax valuation allowance which offsets the income tax benefit of the operating loss. The components of the net deferred income tax as of December 31, are as follows:

                                                                 1997          1996      1995
                                                                 ----          ----      ----
    Components of current deferred taxes, net:
        Reserve for uncollectible receivables
         and potential disallowances                          $     492      $   925   $       -
        Net operating loss carryforward                          11,200        5,887       2,788
        In process technology                                       969          969         969
                                                              ---------      -------   ---------
                                                                 12,661        7,781       3,757
   Less: Valuation allowance                                    (12,661)      (7,781)     (3,757)
                                                              ---------      -------   ---------
   Net                                                        $       -      $     -   $       -
                                                              =========      =======   =========

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

    Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 1997 and 1996, Applied has established a valuation allowance for the entire amount of net deferred tax assets.

    Applied has net operating loss ("NOL") carryforwards at December 31, 1997 of approximately $28,000 which expire in years 2000 through 2012. Of the total amount of NOL carryforwards, approximately $2,600 are limited to use against future taxable income of ASI in accordance with certain separate return limitations. If a substantial change in Applied's ownership should occur, there would be an annual limitation of the amount of NOL carryforwards which could be utilized.

12. Stock Options and Stock Warrants

    Applied has adopted the intrinsic value method of accounting for stock options and warrants under APB 25 with footnote disclosures of the pro forma effects as if the FAS 123 fair value method had been adopted.

    Had compensation expense for Applied's employee stock options been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of FAS 123, Applied's net loss per share would have been increased to the pro forma amounts indicated below:

                                              Year Ended
                                              December 31,
                                           1997         1996
                                           ----         ----

    Net Loss - as reported                $(15,694)     $(5,643)
    Net Loss - pro forma                  $(17,742)     $(6,239)
    Loss per share - as reported          $  (0.73)     $ (0.31)
    Loss per share - Pro forma            $  (0.82)     $ (0.34)

    FAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon the following assumptions about the underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is 60 percent, the expected risk-free rate of return is
    6.0 - 6.5 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.

    Stock Options

    In March 1996, Applied adopted its 1996 Stock Option Plan (the "Plan") pursuant to which officers, directors, key employees and/or consultants of Applied can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 2,000,000 shares of Applied's common stock (of which no more than 1,500,000 shares may be issued pursuant to non-qualified stock options). Substantially all stock options granted in 1996 were done so under the Plan. Exercise prices

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

    underlying common stock as of the date granted. Stock options granted under the plan vest over a 3-5 year period.

    A summary of the status of options granted under the Plan as of December 31, 1997 and 1996 and changes during the periods then ended is presented below:

                                                              1996                          1997
                                                      ---------------------       ----------------------
                                                                    Weighted                    Weighted
                                                                    Average                     Average
                                                                    Exercise                    Exercise
                                                      Shares         Price         Shares         Price
                                                     ---------     ----------     ---------     --------
    Options outstanding - beginning of year                  -              -     1,994,875      $ 6.22
    Granted                                          1,994,875       $   6.22     1,570,000        6.29
    Exercised                                                -              -             -           -
    Forfeited                                                -              -      (242,500)       6.19
    Rescinded                                                -              -      (410,000)       8.03
                                                     ---------                    ---------
    Options outstanding - end of year                1,994,875           6.22     2,912,375        6.06
                                                     =========                    =========
    Options exercisable - end of year                  629,875                    1,144,875
                                                     =========                    =========
    Weighted average fair value of options
     granted during the period                                       $   1.70                    $ 4.61



    The following table summarizes information about employee stock options outstanding at December 31, 1997.

                             Options Outstanding                       Options Exercisable
                   ------------------------------------------       --------------------------
                                     Weighted
                                     Average         Weighted                         Weighted
   Range of                          Remaining        Average                         Average
  Exercisable        Number         Contractual      Exercise          Number         Exercise
    Prices         Outstanding         Life           Price          Exercisable       Price
 --------------    -----------      ------------     --------        -----------     ---------
$4.75 - $6.69       2,794,875       6.97 years       $    6.23        1,112,375       $   5.99
 2.00 -  2.00         117,500       9.96 years            2.00           32,500           2.00
                    ---------                                        ----------
$2.00 - $6.69       2,912,375       7.09 years       $    6.06        1,144,875       $   5.88
                    =========                                        ==========

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

    Stock Warrants

    Outstanding warrants (vested and not vested) at December 31, 1997 are as follows:

                                     Number of
     Granted          Granted        Warrants      Exercise       Expiration
       1996             1997           1997          Price           Date
     --------         -------       -----------    --------      ------------
       500,000              -         500,000      $ 7.20      August 2001
     5,750,000              -       5,750,000        8.40      August 2001
       500,000              -         500,000       13.86      August 2001
     7,500,000              -       7,500,000       15.00      December 2003
             -         19,407          19,407        5.80      August 2002
             -         60,000          60,000        3.68      August 2002
             -      1,000,000       1,000,000        5.03      August 2002
             -         60,000          60,000        5.00      November 2000
    ----------      ---------      ----------
    14,250,000      1,139,407      15,389,407
    ==========      =========      ==========

    There were no stock warrants outstanding at December 31, 1995, nor were any warrants exercised in 1996 or 1997. As of December 31, 1996 and 1997, 7,500,000 and 15,389,407 warrants were exercisable, respectively.

13. Related Party Transactions

    During 1996, Applied advanced an aggregate amount of $1.5 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corp. Lanxide is related to Commodore by substantial common ownership. The promissory notes became due on February 28, 1998. At December 31, 1997 a $814 reserve against this receivable exists, reducing the net receivable to its estimated fair value. In March 1998, Applied realized this receivable by exchanging it for amounts due under the Intercompany Convertible Note (see
    Note 5).

    ASI has a lease agreement with its Chairman under which ASI utilizes certain real estate for business purposes. Rent of approximately $11 and $6 was paid for the years ended December 31, 1997 and 1996, respectively.

    During the year ended December 31, 1997, Applied was charged a management fee by Commodore of $640. This management fee was based on allocated wages and salaries, rent, insurance and other administrative expenses relating to its executive offices in New York. The management fees ended in August, 1997. Subsequent to August 1997, Applied entered into a cost sharing agreement with Commodore whereby all common costs were accumulated and allocated based on various factors, including executive time reports. Costs were allocated on this basis between Applied, Commodore and a company owned by a director of Applied.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

14. Commitments and Contingencies

    Operating Leases

    Applied and its subsidiaries are committed under non cancelable operating leases for office space and other equipment. Future obligations under the leases for the next five years are as follows:

               1998                               $   509
               1999                                   485
               2000                                   339
               2001                                   248
               2002                                    15
                                                  -------
                                                  $ 1,596
                                                  =======

    Rent expense approximated $767, $313 and $127 in 1997, 1996 and 1995, respectively.

    Capital Lease Obligations

    Applied has capital lease obligations of $46, net of imputed interest at rates ranging from 8 percent to 12 percent, of which $27 is due in 1998 and is recorded as a current liability and the remaining $19 is due through 1999.

    Employment Agreements

    Applied and its subsidiaries have employment agreements with 14 executives and key personnel. Aggregate minimum payments under the employment agreements for the following five years are as follows:

               1998                               $ 2,128
               1999                                 1,806
               2000                                   279
               2001                                    85
                                                  -------
               Total                              $ 4,298
                                                  =======

    Applied has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of the Company are entitled to formula bonuses. Applied accrued $653 for 1997 executive bonuses.

    Self Insurance

    Applied operates a health benefit plan for certain employees under which it is partially self-insured. The maximum liability is limited to $65 per individual per year. Claims in excess of Applied's maximum liability are insured by a health insurance carrier. Effect April 1, 1997, Applied became fully insured through an outside health insurance carrier.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

    Litigation

    Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operation.

15. Subsequent Events

    Intercompany Note

    In February, 1998, Commodore provided a $5,450 unsecured loan to Applied, evidenced by Applied's 8% non-convertible note (the "Intercompany Note"). Pursuant to the terms of the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note is payable at the rate of 8% per annum semiannually in cash. The unpaid principal amount of the Intercompany
    Note is due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of Applied with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital and general corporate purposes and not for the satisfaction for any portion of Applied debt or to redeem any Applied equity or equity-equivalent securities.

    In connection with the loan, Applied amended a five-year warrant to purchase 7,500,000 shares of Applied Common Stock issued to Commodore on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, Applied issued to Commodore an additional five-year warrant to purchase 1,500,000 shares of Applied Common stock at an exercise price of $10.00 per share.

    Investments

    In January, 1998, and pursuant to agreement by the Board of Members, Applied advanced an additional $1,000 payment to the Teledyne-Commodore joint venture (see Note 6).

                                  EXHIBIT INDEX

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

4.1               Specimen Common Stock Certificate. (3)

4.2               Form of Warrant Agreement between the Company and The Bank of
                  New York. (1)

4.3               Specimen Warrant Certificate. (1)

4.4 Form of Representative's Warrant Agreement between the Company and the Representative, including form of Representative's Warrant therein. (1)

4.5 Registration Rights Agreement, dated September 27, 1996, among the Company, CXI-ASI Acquisition Corp., and certain stockholders. (5)

4.6 Registration Rights Agreement, dated September 27, 1996, among the Company, CXI-ASE Acquisition Corp., and certain stockholders. (5)

4.7 Series A Convertible Preferred Stock Purchase Agreement, dated as of August 15, 1997, among the Company and the Series A Preferred Stock purchasers listed therein. (9)

4.8 Certificate of Designations, Rights and Preferences of Series A Preferred Stock. (9)

4.9 Registration Rights Agreement between the Company and the Series A Preferred Stock purchasers. (9)

4.10 Warrant to purchase 1,000,000 shares of Common Stock issued to Environmental. (9)

4.11 Common Stock Purchase Agreements, dated as of September 26, 1997, by and between the Company and each of certain private investors listed therein. (9)

4.12 Warrant to purchase 7,500,000 shares of Common Stock issued to Environmental. (10)

4.13 Warrant to purchase 1,500,000 shares of Common Stock issued to Environmental. (10)

4.14 Registration Rights Agreement, dated as of February 9, 1998, among the Company, Environmental and certain private investors listed therein. (10)

10.1 Employment Agreement, dated June 1, 1995, between Environmental and Neil L. Drobny, and conditional assignment thereof by Environmental to the Company, dated March 29, 1996.
                  (1)

10.2 Employment Agreement, dated August 31, 1995, between Environmental and Carl O. Magnell, and conditional assignment thereof by Environmental to the Company, dated March 29, 1996.
                  (1)

10.3 Form of Employment Agreement, dated July 28, 1993, between Commodore Laboratories, Inc. and Albert E. Abel, with conditional assignment thereof by Commodore Labs to the Company, dated March 29, 1996. (1)

10.4 Employment Agreement, dated October 3, 1994, between Environmental and Vincent Valeri, and conditional assignment thereof by Environmental to the Company, dated March 29, 1996.
                  (1)

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

10.17 License Agreement, dated as of March 29, 1996, by and between the Company and Environmental, relating to the use of SET in the CFC Business. (2)

10.18 Form of Technology and Technical Services Agreement entered into between the Company and CFC Technologies.(2)

10.19 Voting Agreement, dated June 28, 1996, among Environmental, Bentley J. Blum, the Company and National Securities Corporation. (4)

10.20 Agreement and Plan of Merger, dated September 27, 1996, by and between the Company, CXI-ASI Acquisition Corp. and Advanced Sciences, Inc. (5)

10.21 Agreement and Plan of Merger, dated September 27, 1996, by and between the Company CXI-ASE Acquisition Corp. and A.S. Environmental, Inc. (5)

10.22 Agreement of Transfer, dated as of December 1, 1996 by and between the Company and Advanced Sciences. (11)

10.23 Bill of Sale, dated as of December 1, 1996, by and between the Company and Commodore Advanced Sciences, Inc. (11)

10.24 Stock Purchase Agreement, dated as of December 2, 1996, between the Company and Environmental. (6)

10.25 Employment Agreement, dated as of October 31, 1996, between Environmental and Edwin L. Harper. (7)

10.26 Employment Agreement, dated as of October 1, 1996, between the Company and Thomas E. Noel. (5)

10.27             Form of Employment Agreement between Environmental and Paul E.
                  Hannesson. (8)

10.28 8% convertible note for $4.0 million from the Company to Environmental. (9)

10.29 8% non-convertible note for $5,450,000 from the Company to Environmental. (10)

*10.30 Teaming Agreement, dated March 18, 1997, by and between ICF Kaiser Engineers, Inc. and Advanced Sciences.

*10.31 Memorandum of Understanding between Lockheed Martin Advanced Environmental Systems, Inc. and Advanced Sciences.

*10.32 Services Agreement, dated as of September 1, 1997, by and among the Company, Environmental, Separation, Advanced Sciences and other affiliated companies named therein.

16.1              Letter regarding change in certifying accountant. (12)

*22.1             Subsidiaries of the Company.

*27.1             Financial Data Schedule.

----------
* Filed herewith.

(1) Incorporated by reference and filed as Exhibit to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 2, 1996 (File No. 333-4396).

(2) Incorporated by reference and filed as Exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 1996 (File No. 333-4396).

(3) Incorporated by reference and filed as Exhibit to Registrant's Amendment No. 2 to Registration Amendment No.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 25, 1996 (File No. 333-4396).

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

(7) Incorporated by reference and filed as Exhibit to Amendment No. 3 to Registration Statement on Form S-1 of Separation filed with the Securities and Exchange Commission on January 23, 1997 (File No. 333-11813).

(8) Incorporated by reference and filed as Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of Environmental filed with the Securities and Exchange Commission on April 15, 1997 (File No. 0-10054).

(9) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 1997 (File No. 1-11871).

(10) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 1998 (File No. 1-11871).

(11) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997 (File No. 1-11871).

(12) Incorporated by reference and filed as on Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1996 (File No. 1-11871).