Form 10-K/A
period 1997-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 1998-04-15
CIK 1013556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                        Commission file number 1-11871

                     Commodore Applied Technologies, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                       11-3312952
         (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)

         150 East 58th Street, Suite 3400
         New York, New York                             10155
         (Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number, including area code:  (212) 308-5800

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
       Title of Each Class                            on Which Registered
       -------------------                            -------------------
Common Stock, par value $0.001 per share            American Stock Exchange
Redeemable Common Stock Purchase Warrants           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---  ---

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

         As of March 26, 1998, 23,103,200 shares of the registrant's Common Stock were outstanding.
                      ----------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               EXPLANATORY NOTE

         This Amendment No. 1 to the Commodore Applied Technologies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K") amends "ITEM 14" of the Form 10-K to include Exhibit 23.1 (Consent of Tanner + Co.) and Exhibit 23.2 (Consent of Price Waterhouse LLP) as Exhibits to the Form 10-K. The Form 10-K was filed with the Securities and Exchange Commission on March 31, 1998. Set forth below is the complete text of
ITEM 14 of the Form 10-K, as amended.

                                    PART IV
                                    -------

               EXHIBITS, FINANCIAL STATEMENT
ITEM 14.       SCHEDULES AND REPORTS ON FORM 8-K
--------       ---------------------------------

         The following documents are filed as part of this Annual Report:

                                                                                                    Page No.
                                                                                                    --------
 Financial Statements.
 ---------------------
          Report of Independent Accountants.................................................          F-1
          Independent Auditor's Report......................................................          F-1A
          Consolidated Balance Sheet as of December 31, 1996 and 1997.......................          F-2
          Consolidated Statement of Operations for the years ended
                   December 31, 1995, 1996 and 1997.........................................          F-3
          Consolidated Statement of Stockholders' Equity for the years
                   ended December 31, 1995, 1996 and 1997...................................          F-4
          Consolidated Statement of Cash Flows for the years ended
                   December 31, 1995, 1996 and 1997.........................................          F-5
          Notes to Consolidated Financial Statements........................................          F-6

          All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

Exhibits.
---------

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


4.5              Registration  Rights  Agreement,  dated September 27, 1996,  among the Company,  CXI-ASI
                 Acquisition Corp., and certain stockholders. (5)
4.6              Registration  Rights  Agreement,  dated September 27, 1996,  among the Company,  CXI-ASE
                 Acquisition Corp., and certain stockholders. (5)
4.7              Series   A   Convertible   Preferred   Stock   Purchase Agreement,  dated as of  August  15,  1997,
                 among  the Company  and the Series A  Preferred  Stock  purchasers listed therein. (9)
4.8              Certificate of Designations, Rights and Preferences of Series A Preferred Stock. (9)
4.9              Registration  Rights  Agreement  between the  Company  and the Series A Preferred  Stock purchasers. (9)
4.10             Warrant to purchase 1,000,000 shares of Common Stock issued to Environmental. (9)
4.11             Common Stock  Purchase  Agreements,  dated as of September  26, 1997, by and between the
                 Company and each of certain private investors listed therein. (9)
4.12             Warrant to purchase 7,500,000 shares of Common Stock issued to Environmental. (10)
4.13             Warrant to purchase 1,500,000 shares of Common Stock issued to Environmental. (10)
4.14             Registration  Rights  Agreement,  dated as of  February  9,  1998,  among  the  Company,
                 Environmental and certain private investors listed therein. (10)
10.1             Employment  Agreement, dated June 1, 1995, between Environmental and  Neil  L.  Drobny, and  conditional assignment thereof by Environmental to the Company, dated March 29, 1996. (1)
10.2             Employment Agreement,  dated August 31, 1995, between Environmental and Carl O. Magnell, and conditional  assignment  thereof by  Environmental  to the Company,  dated March 29,
                 1996. (1)
10.3             Form of Employment Agreement, dated July 28, 1993, between Commodore Laboratories,  Inc.
                 and  Albert E. Abel,  with  conditional  assignment  thereof  by  Commodore  Labs to the
                 Company, dated March 29, 1996. (1)
10.4             Employment  Agreement,  dated October 3, 1994, between Environmental and Vincent Valeri, and conditional  assignment  thereof by  Environmental  to the Company,  dated March 29,
                 1996. (1)
10.5             Non-Competition,  Non-Disclosure and Intellectual  Property  Agreement,  dated March 29,
                 1996, between the Company and Gerry D. Getman. (1)
10.6             Employment  Agreement,  dated as of March 29,  1996.  Between  the  Company  and Paul E.
                 Hannesson. (2)
10.7             1996 Stock Option Plan of the Company. (1)
10.8             Executive Bonus Plan of the Company. (1)
10.9             Nationwide  Permit  for  PCB  Disposal  issued  by  the  EPA  to  Commodore  Remediation
                 Technologies, Inc. (1)
10.10            Memorandum of Understanding,  dated April 9, 1996, between Teledyne Brown Engineering (a
                 Division  of  Teledyne  Industries,   Inc.)  and  Commodore   Government   Environmental
                 Technologies, Inc. (1)
10.11            Memorandum of Understanding, dated March 28, 1996,  between Sharp Associates,  Inc. and the Company. (1)

                                      A-3


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

*10.32           Services Agreement, dated as of September 1, 1997, by
                 and among the Company, Environmental, Separation,
                 Advanced Sciences and other affiliated companies named
                 therein.
  16.1           Letter regarding change in certifying accountant. (12)
 *22.1           Subsidiaries of the Company.
**23.1           Consent of Tanner + Co.
**23.2           Consent of Price Waterhouse LLP.
 *27.1           Financial Data Schedule.

-------------------------
** Filed herewith.
* Filed with the Company's Annual Report on Form 10-K on March 31, 1998.

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


Reports on Form 8-K:
--------------------

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

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 1998                       COMMODORE APPLIED TECHNOLOGIES, INC.


                                            By: /s/ Michael D. Fullwood
                                                -------------------------------
                                                Michael D. Fullwood
                                                Senior Vice President, Chief
                                                Financial and Administrative
                                                Officer, Secretary and General
                                                Counsel