Form 10-Q
period 1998-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 1998-05-14
CIK 1013556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----    THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                             11-3312952
         --------                                             ----------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


      150 EAST 58TH STREET
       NEW YORK, NEW YORK                                       10155
       ------------------                                       -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (212) 308-5800
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

        The number of shares the common stock outstanding at May 5, 1998 was 23,103,200.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                                 PAGE NO.
                                                                                                                 --------
PART I.           FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3


Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet -
                           March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . . .            3

                  Condensed Consolidated Statement of Operations -
                           Three months ended March 31, 1998 and
                           March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5

                  Condensed Consolidated Statement of Cash Flows Three months ended March 31, 1998 and
                           March 31, 1997  . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . .            6

                  Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . .            7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . .           10

PART II .         OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14


Item 4.           Submission of Matters to a vote of Security Holders.. . . . . . . . . . . . . . . . .           14


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15



                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                MARCH 31,                DECEMBER 31,
                              ASSETS                                              1998                       1997
                                                                                  ----                       ----
                                                                               (unaudited)
Current Assets:
        Cash and cash equivalents                                              $  13,350                    $   13,151
        Accounts receivable, net                                                   3,795                         3,064
        Notes and advances to related parties                                         99                           866
        Inventory                                                                    626                           360
        Restricted cash and certificates of deposit                                  230                           260
        Prepaid assets and other current receivables                                 369                           403
                                                                               ---------                    ----------
                 Total Current Assets                                             18,469                        18,104

Other receivables                                                                      4                            18
Investments and advances                                                             537                           554
Property and equipment, net                                                        2,636                         2,498
Other assets
        Patents and completed technology, net of
                accumulated amortization of $296 and
                $238, respectively                                                 1,144                         1,150
        Goodwill, net of accumulated amortization
                of $384 and $320, respectively                                     7,289                         7,353
        Other                                                                         14                            19
                                                                               ---------                    ----------
                   Total Assets                                                $  30,093                    $   29,696
                                                                               =========                    ==========


           See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                MARCH 31,                DECEMBER 31,
                         LIABILITIES AND                                          1998                       1997
                       STOCKHOLDERS' EQUITY                                       ----                       ----

                                                                               (unaudited)
Current Liabilities:
        Accounts payable                                                       $    2,027                $    1,930
        Due to related parties                                                         --                        55
        Current portion of long term debt                                              21                        27
        Line of credit                                                              1,348                     1,199
        Other accrued liabilities                                                   3,099                     3,723
                                                                               ----------                ----------
                 Total Current Liabilities                                          6,495                     6,934

Long term debt                                                                         11                        19
Notes payable to related parties                                                    5,269                     3,568
                                                                               ----------                ----------
                   Total Liabilities                                               11,775                    10,521

Minority interest in subsidiary                                                     6,670                     6,645
Commitments and contingencies                                                          --                        --
Redeemable Preferred Stock
        Series A Preferred Stock, par value $0.001 per share, 7% cumulative dividends 80,000 shares authorized, 0 and 9,600 outstanding
        respectively, $986 redemption amount at December 31, 1997                      --                       876
Stockholders' Equity
        Common stock, par value $0.001 per share, 75,000,000 shares authorized,
        53,103,200 and 22,766,334 issued and outstanding, respectively                 23                        23

        Additional paid-in capital                                                 44,930                    41,541
        Accumulated deficit                                                       (33,305)                  (29,910)
                                                                               ----------                ----------
                 Total Stockholders' Equity                                        11,648                    11,654
                                                                                                         ----------
                                                                               ----------
        Total Liabilities and Stockholders' Equity                             $   30,093                $   29,696
                                                                               ==========                ==========



           See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                           THREE MONTHS ENDED
                                                                                   MARCH 31,               MARCH 31,
                                                                                     1998                    1997
                                                                                     ----                    ----

Contract revenues                                                                $    4,214              $     5,027
Costs and expenses:
        Cost of sales                                                                 4,116                    4,622
        Research and development                                                        527                      606
        General and administrative                                                    2,142                    2,260
        Depreciation and amortization                                                   295                      243
                                                                                 ----------              -----------
                 Total costs and expenses                                             7,080                    7,731
                                                                                 ----------              -----------
Loss from operations                                                                 (2,866)                  (2,704)
                                                                                 ----------              -----------
Other income (expense):
        Interest income                                                                 163                      105
        Interest expense                                                               (244)                    (174)
                                                                                 ----------              -----------
                 Net other income (expense)                                             (81)                     (69)
                                                                                 ----------              -----------
Loss before income taxes and affiliate losses                                        (2,947)                  (2,773)
        Income taxes                                                                     --                       --
                                                                                 ----------              -----------
Loss before affiliate losses                                                         (2,947)                  (2,773)
        Equity in losses of unconsolidated subsidiaries                                (448)                    (426)
                                                                                 ----------              -----------
        Net loss                                                                 $   (3,395)             $    (3,199)
                                                                                 ==========              ===========
        Loss per share                                                           $     (.15)             $      (.15)
                                                                                 ==========              ===========
Number of weighted average shares outstanding (in thousands)                         22,950                   21,650
                                                                                 ==========              ===========




           See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           THREE MONTHS ENDED
                                                                                  MARCH 31,                 MARCH 31,
                                                                                    1998                      1997
                                                                                    ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $  (3,395)                $   (3,199)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                                                     294                        243
     Undistributed losses of unconsolidated subsidiary                                 448                        426
     Non-cash interest expense                                                          89                         --
     Changes in assets and liabilities, net of acquisitions:
            Accounts receivable                                                       (731)                     3,433
            Prepaid assets                                                              34                       (445)
            Inventory                                                                 (266)                        --
            Other assets                                                                 5                       (141)
            Accounts payable                                                            97                        (51)
            Payables to related parties                                                (55)                       357
            Other liabilities                                                         (624)                       (29)
                                                                                 ---------                 ----------
             Net cash provided/(used) in operating activities                       (4,104)                       594

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                                                (325)                      (309)
 Acquisition of patents                                                                (37)                       (56)
 Temporary investments sold                                                             --                      1,124
 Advances to related parties                                                         1,606                       (133)
 Decrease (increase) in restricted cash                                                 30                     (1,484)
 Other investments                                                                    (431)                      (994)
 Other receivables                                                                      14                         63
                                                                                 ---------                 ----------
             Net cash provided/(used) in investing activities                          857                     (1,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing from principal stockholder                                            3,450                        175
 Increase in (repayment of) line of credit                                             149                     (1,297)
 Proceeds from subsidiary's sale of stock                                               25                         --
 Decrease in notes and loans payable                                                   (14)                        (1)
 Preferred stock dividend paid                                                         (14)                        --
 Preferred stock dividend paid by subsidiary                                          (150)                        --
                                                                                 ---------                 ----------
             Net cash provided/(used) in financing activities                        3,446                     (1,123)

Increase (decrease) in cash                                                            199                     (2,318)
Cash, beginning of period                                                           13,151                      4,617
                                                                                 ---------                 ----------
Cash, end of period                                                              $  13,350                 $    2,299
                                                                                 =========                 ==========


           See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 MARCH 31, 1998

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements for Commodore Applied Technologies, Inc. and subsidiaries (the "Company" or "Applied") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on form 10-K for the year ended December 31, 1997.

         Certain prior-year amounts have been reclassified to conform with the current year presentation.

         On March 29, 1996, Commodore Environmental Services, Inc. ("Commodore"), the Company's sole shareholder at that date, in exchange for the issuance of 15,000,000 shares of the Company's common stock, capitalized the Company.

         To finance the working capital needs of Applied and to provide resources to invest in its environmental markets, Commodore raised a net amount equal to approximately $5,450 from a private placement of shares of Applied common stock, par value $0.001 per share (the "Applied Common Stock"), held by Commodore and warrants to purchase Applied Common Stock held by Commodore in February 1998 (the "February 1998 Private Placement"), which proceeds Commodore loaned to Applied in February 1998. Commodore also raised approximately $7,800 from private placements of preferred stock convertible into, and warrants exercisable for, Applied Common Stock held by Commodore in May and August 1997 (the "1997 Private placement"), of which proceeds Commodore loaned $4,000 to Applied in September 1997. Prior to the February 1998 Private Placement, Commodore held a controlling equity interest in Applied and its operating subsidiaries. As a result of the 1997 Private Placement and the February 1998 Private Placement, Commodore's ownership interest in Applied decreased to approximately 43% as of March 31, 1998.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $461 at December 31, 1997 and $490 at March 31, 1998.

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


Note B - Redeemable Preferred Stock

Series A Preferred Stock

         In August 1997, Applied sold 18,000 shares of its Series A Preferred Stock for an aggregate purchase price of $1,800. The Series A Preferred Stock has a liquidation preference of $100 per share plus accumulated and unpaid dividends (the "Liquidation Preference") and pays a 7% annual cumulative dividend. The Series A Preferred Stock is convertible by investors into that number of shares of Common Stock equal to the Liquidation Preference divided by the Conversion Price. The Conversion Price is defined as the amount equal to the lesser of (i) $4.64, representing 100% of the average of the closing sales prices of the Common Stock for the five consecutive trading days preceding the issuance date of the Series A Preferred Stock, or (ii) 88% of the average of the closing sales price of the Common Stock for the five consecutive trading days immediately prior to the date of conversion (beneficial conversion feature). The Conversion Price is subject to certain floors based upon the trading price of Applied Common Stock.

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

         In December 1997, stockholders owning 8,400 shares of the Series A Preferred Stock elected to convert their shares to Common Stock based upon conversion prices ranging from $2.00 to $2.29 per share. The 1997 conversions resulted in the issuance of 416,000 new shares of Common Stock valued at $790, the carrying value of the underlying Preferred Stock at the time of conversion.

         In the first quarter of 1998, Stockholders owning 9,600 shares of the Series A Preferred Stock elected to convert their shares to Common Stock based upon conversion prices ranging from $2.52 to $3.00. The 1998 conversion resulted in the issuance of 336,866 new shares of common stock valued at $890, the carrying value of the underlying Preferred Stock at the time of conversion.

Note C - Significant Transactions

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


Related Party Note Receivable

         During 1996, Applied advanced an aggregate amount of $1.5 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corp. Lanxide is related to Commodore by substantial common ownership. The promissory notes became due on February 28, 1998. At December 31, 1997 a $814 reserve against this receivable exists, reducing the net receivable to its estimated fair value. In March 1998, Applied realized this receivable by exchanging it for equivalent amounts due under the Intercompany Convertible Note (see above).

         In connection with this transaction, Applied issued Commodore a warrant to purchase 514,000 shares of Applied Stock. The estimated value of the warrant, $340 has been recorded as a charge against the $814 reserve.


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

         In connection with the loan, Applied amended a seven-year warrant to purchase 7,500,000 shares of Applied Common Stock issued to Commodore on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, Applied issued to Commodore an additional six-year warrant to purchase 1,500,000 shares of Applied Common Stock at an exercise price of $10.00 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         AND RESULTS OF OPERATION

General

         The Company, formerly a majority-owned subsidiary of Commodore Environmental Services, Inc. ("Commodore"), is engaged in the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials. The Company owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs).

         The Company is currently working on the commercialization of these technologies through various acquisitions, licensing agreements and joint ventures. Through Commodore Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks. As these contracts constitute a major portion of the subsidiary's revenues, such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow the Company to obtain new contracts in the future.



RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Revenues were $4,214 for the three months ended March 31, 1998, compared to $5,027 for the three months ended March 31, 1997. Such revenues were primarily from the Company's ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. The Company has seen some reduction in annual sales volume since the middle of 1997 when ASI's major customer was forced to separately bid some professional services that were originally subcontracted through ASI. This occurred because the dollar volume of work had grown past the level where it could be subcontracted. Subcontract revenue has a very low margin. Cost of sales decreased from $4,622 to $4,116 for the same period. This decrease is consistent with the decrease in revenue.

         For the three months ended March 31, 1998, the Company incurred research and development costs of $527 as compared to $606 for the three months ended March 31, 1997. In 1998, some personnel previously charged to research and development were reassigned to the Company project in Weldon Spring. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset.

         General and administrative expenses for the three months ended March 31, 1998 were $2,142 as compared to $2,260 for the three months ended March 31, 1997.

         Interest income was $163 for the three months ended March 31, 1998, as compared to $105 for the three months ended March 31, 1997. The increase resulted from the investment of the proceeds of the Company and its subsidiary's initial public offerings and proceeds from the intercompany loans.

         Interest expense for the three months ended March 31, 1998 was $244 as compared to $174 for the three months ended March 31, 1997. Interest changes in 1998 result from indebtedness to Commodore for advances made to the Company.

         Equity in losses of unconsolidated subsidiary for the three months ended March 31, 1998 was $448 as compared to $426 for the three months ended March 31, 1997. The Company's Teledyne-Commodore, LLC joint venture commenced operations in October 1996.

LIQUITY AND CAPITAL RESOURCES

         From its inception through the second quarter of 1996, the Company's operations were financed principally by loans and investments from its stockholders. On June 28, 1996, the Company successfully completed an initial public offering of its Common Stock and warrants from which it received net proceeds of approximately $30,551.

         In August 1997, the Company completed the August 1997 Private Placement from which it received net proceeds of approximately $1.6 million. In connection with the sale, the Company incurred cash transaction costs of approximately $117 and issued warrants, expiring on August 15, 2002, to the placement agent.

         In October 1997, the Company completed the October 1997 Private Placement from which it received aggregate net proceeds of approximately $2.4 million. In connection with the October 1997 Private Placement, the Company incurred cash transaction costs of approximately $209 and issued warrants, expiring on September 30, 2002, to the placement agent.

         In September 1997, Commodore provided the Company with a $4.0 million unsecured loan, evidenced by the Convertible Note due August 31, 2002. In connection with the Convertible Note, the Company issued warrants to purchase 1,000,000 shares of Common Stock to Environmental valued at $660 and provided a beneficial conversion privilege with an intrinsic value of $750 as of the date of the transaction.

         In February 1998, Commodore provided the Company with a $5,450 unsecured loan, evidenced by the Intercompany Note due on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, subject to certain conditions. The Company will use the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities.

         At March 31, 1998 and December 31, 1997, the Company had a $1,348 and $1,199 outstanding balance, respectively on a revolving line of credit due May 31, 1998. This debt will fluctuate based on new invoices and from collections on accounts receivable balances. The Company anticipates refinancing the revolving line of credit in the second quarter of 1998. In addition, the Company plans to pursue various options to finance its anticipated capital expenditures for 1998.

         For the three months ended March 31, 1998 the Company incurred net loss of $3,395. At March 31, 1998 and December 31, 1997, the Company had working capital of $11,974 and $11,170, respectively.

         In August 1996, the Company loaned $1.5 million to LPM, a wholly-owned subsidiary of Lanxide, evidenced by the LPM Note. Lanxide is related to the Company by significant common beneficial ownership. The LPM Note is collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998. In March 1998, the Company transferred the LPM Note to Commodore, together with $500 in cash, as partial prepayment of the $4.0 million unsecured loan from Commodore to the Company in September 1997.

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

         In December 1996, the Company acquired (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of CFC Technologies from Commodore, as part of a corporate restructuring of Commodore to consolidate all of its current environmental technology businesses with the Company. In addition, Commodore assigned to the Company outstanding Separation notes aggregating $976 at December 2, 1996, representing advances previously made by Commodore to Separation, which the Company has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and CFC Technologies to the Company, the Company paid Commodore $3.0 million in cash and issued to Commodore a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Company Common Stock at an exercise price of $15.00 per share, valued at $2.4 million. Such warrant was subsequently amended to, among other things, reduce the exercise price therof to $10.00 per share.

         In April 1997, Separation completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11,100. Such funds were used primarily to finance Separation's operations through 1997.


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

FORWARD LOOKING STATEMENTS

         The Company, or its executive officers and directors on behalf of the Company, may from time to time make "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act" and together with the Securities Act, the "Acts"). The Company is filing this Quarterly Report of From 10-Q to avail itself of the safe harbor provided in the Acts with respect to any such (i) forward-looking statements that may be contained in the Company's reports and other documents filed with the Securities and Exchange Commission under sections 13 or 15(d) of the Exchange Act and (ii) oral forward-looking statements made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. Such forward-looking statements could involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition and financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions and would be based on facts and conditions as they exist at the time such statements are made. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; foreign and domestic competition' product demand and industry pricing' cost of compliance with environmental regulations; and management's estimates of niche market data. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceedings.

ITEM 2.  CHANGE IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS AMONG SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER EVENTS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

         (a)   Exhibits - none

         (b)   Reports on Form 8-K -

               The Company filed a Current Report on Form 8-K, dated February 10, 1998, regarding a loan by Commodore to the Company for $5,450,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE: MAY 14, 1998         COMMODORE APPLIED TECHNOLOGIES, INC.
                           (REGISTRANT)


                           BY /S/ MICHAEL D. FULLWOOD
                              -------------------------------------------------
                                  MICHAEL D. FULLWOOD - SENIOR VICE PRESIDENT,
                                  CHIEF FINANCIAL AND ADMINISTRATIVE OFFICER,
                                  SECRETARY, AND GENERAL COUNSEL (AS BOTH A DULY AUTHORIZED OFFICER OF THE REGISTRANT AND THE PRINCIPAL FINANCIAL OFFICER OR CHIEF ACCOUNTING OFFICER OF THE REGISTRANT)