Form 10-Q
period 1998-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 1998-08-14
CIK 1013556

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                            OR
  __              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                              11-3312952
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


         150 EAST 58TH STREET
          NEW YORK, NEW YORK                                        10155
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                           (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (212) 308-5800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

     The number of shares the common stock outstanding at August 12, 1998 was 23,103,200.
----------

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                   FORM 10-Q

                                     INDEX


                                                                                PAGE NO.

PART I .       FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .       3
--------       ---------------------

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheet -
                        June 30, 1998 and December 31, 1997 . . . . . . . . .      3

               Condensed Consolidated Statement of Operations -
                        Three months ended June 30, 1998 and 1997
                        Six months ended June 30, 1998 and 1997 . . . . . . .      5

               Condensed Consolidated Statement of Cash Flows -
                        Six months ended June 30, 1998 and
                        June 30, 1997 . . . . . . . . . . . . . .  . . . .  .      6

               Notes to Condensed Consolidated Financial Statements . . . . .      7

Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations . . . . . . . . .     10

PART II .      OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  .     14
--------       -----------------

Item  4.       Submission of Matters to a Vote of Security Holders. . . . . .     14

Item  6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .     14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15
----------


                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      JUNE 30,    DECEMBER 31,
                              ASSETS                                    1998          1997
                                                                    -----------   -----------
                                                                    (unaudited)
Current Assets:
        Cash and cash equivalents                                   $     7,676   $    13,151
        Accounts receivable, net                                          3,156         3,064
        Notes and advances to related parties                               196           866
        Inventory                                                           550           360
        Restricted cash and certificates of deposit                         230           260
        Prepaid assets and other current receivables                        339           403
                                                                    -----------   -----------
                 Total Current Assets                                    12,147        18,104

Other receivables                                                             3            18
Investments and advances                                                  1,115           554
Property and equipment, net                                               3,407         2,498
Other assets
        Patents and completed technology, net of
                accumulated amortization of $339 and
                $238, respectively                                        1,200         1,150
        Goodwill, net of accumulated amortization
                Of $448 and $320, respectively                            7,225         7,353
        Other                                                                98            19
                                                                    -----------   -----------
                   Total Assets                                     $    25,195   $    29,696
                                                                    ===========   ===========



           See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 JUNE 30,      DECEMBER 31,
                         LIABILITIES AND                                           1998            1997
                       STOCKHOLDER'S EQUITY                                     -----------    -----------
                                                                                (unaudited)
Current Liabilities:
        Accounts payable                                                        $       522    $     1,930
        Notes payables/related parties                                                   14             55
        Current portion of long term debt                                                 8             27
        Line of credit                                                                  844          1,199
        Other accrued liabilities                                                     3,771          3,723
                                                                                -----------    -----------
                 Total Current Liabilities                                            5,159          6,934

Long term debt                                                                            9             19
Notes payable to related parties                                                      5,494          3,568

Minority interest in subsidiary                                                       6,671          6,645
Commitments and contingencies                                                            --             --
Redeemable Preferred Stock
        Series A Preferred Stock, par value $0.001 per share, 7% cumulative dividends 80,000 shares authorized, 0 and 9,600 outstanding
          respectively, $986 redemption amount at December 31, 1997                      --            876
Stockholders' Equity
        Common Stock, par value $0.001 per share,
          75,000,000 shares authorized,
          23,103,200 and 22,766,334 issued and
          outstanding, respectively                                                      23             23
        Additional paid-in capital                                                   44,930         41,541
        Accumulated deficit                                                         (37,091)       (29,910)
                                                                                -----------    -----------
                 Total Stockholders' Equity                                           7,862         11,654
                                                                                -----------    -----------
        Total Liabilities and Stockholders' Equity                              $    25,195    $    29,696
                                                                                ===========    ===========



           See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                                 1998        1997        1998        1997
                                                               --------    --------    --------    --------

Contract revenues                                              $  4,413    $  4,792    $  8,627    $  9,819
Costs and expenses:
        Cost of sales                                             4,164       4,666       8,280       9,288
        Research and development                                    726         827       1,253       1,433
        General and administrative                                2,057       2,585       4,049       4,845
        Depreciation and amortization                               312         239         607         482
        Minority Interest                                           150        (228)        300        (228)
                                                               --------    --------    --------    --------
                 Total costs and expenses                         7,409       8,089      14,489      15,820
                                                               --------    --------    --------    --------
Loss from operations                                             (2,996)     (3,297)     (5,862)     (6,001)
                                                               --------    --------    --------    --------
Other income (expense):
        Interest income                                              59         215         222         320
        Interest expense                                           (367)       (126)       (611)       (300)
                                                               --------    --------    --------    --------
                 Net other income (expense)                        (308)         89        (389)         20
                                                               --------    --------    --------    --------
Loss before income taxes and affiliate losses                    (3,304)     (3,208)     (6,251)     (5,981)
        Income taxes                                                 --           2          --           2
                                                               --------    --------    --------    --------
Loss before affiliate losses                                     (3,304)     (3,210)     (6,251)     (5,983)
        Equity in losses of unconsolidated subsidiaries            (481)       (528)       (930)       (954)
                                                               --------    --------    --------    --------
        Net loss                                               $ (3,785)   $ (3,738)   $ (7,181)   $ (6,937)
                                                               ========    ========    ========    ========
        Loss per share                                         $   (.16)   $   (.17)   $   (.31)   $   (.32)
                                                               ========    ========    ========    ========
Number of weighted average shares outstanding (000's)            23,103      21,650      23,016      21,650
                                                               ========    ========    ========    ========

           See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       SIX MONTHS ENDED
                                                                                     JUNE 30,    JUNE 30,
                                                                                       1998        1997
                                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $ (7,181)   $ (6,937)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                                                        607         481
     Undistributed losses of unconsolidated subsidiary                                    930         954
     Minority interest in subsidiary                                                      300        (228)
     Non-cash interest expense                                                            344          --
     Changes in assets and liabilities, net of acquisitions:
            Accounts receivable                                                           (92)      4,330
            Prepaid assets                                                                 64        (248)
            Inventory                                                                    (190)         --
            Other assets                                                                  (79)        (54)
            Accounts payable                                                           (1,394)     (1,404)
            Payables to related parties                                                   (56)       (249)
            Other liabilities                                                              48        (275)
                                                                                     --------    --------
            Net cash provided/(used) in operating activities                           (6,699)     (3,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                                                 (1,302)       (932)
 Acquisition of patents                                                                  (137)       (116)
 Investments                                                                           (1,750)         --
 Advances to related parties                                                            1,315         429
 Decrease (increase) in restricted cash                                                    31          20
 Other investments                                                                        259      (1,000)
 Other receivables                                                                         15        (196)
                                                                                     --------    --------
             Net cash provided/(used) in investing activities                          (1,569)     (1,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing from principal stockholder                                               3,450          --
 Increase in (repayment of) line of credit                                               (355)     (3,034)
 Proceeds from subsidiary's sale of stock                                                  26      11,087
 Increase (decrease) in notes and loans payable                                           (28)         65
 Preferred stock dividend paid by subsidiary                                             (300)         --
 Preferred stock dividend paid                                                             --        (138)
                                                                                     --------    --------
             Net cash provided/(used) in financing activities                           2,793       7,980

Increase (decrease) in cash                                                            (5,475)      2,555
Cash, beginning of period                                                              13,151      12,076
                                                                                     --------    --------
Cash, end of period                                                                  $  7,676    $ 14,631
                                                                                     ========    ========


           See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 JUNE 30, 1998

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

         To finance the working capital needs of Applied and to provide resources to invest in its environmental markets, Commodore raised a net amount equal to approximately $5,450 from a private placement of shares of Common Stock, par value $0.001 per share (the "Common Stock"), held by Commodore and warrants to purchase Common Stock held by Commodore in February 1998 (the "February 1998 Private Placement"), which proceeds Commodore loaned to Applied in February 1998. Commodore also raised approximately $7,800 from private placements of preferred stock convertible into, and warrants exercisable for, Common Stock held by Commodore in May and August 1997 (the "1997 Private Placement"), of which proceeds Commodore loaned $4,000 to Applied in September 1997. Prior to the February 1998 Private Placement, Commodore held a controlling equity interest in Applied and its operating subsidiaries. As a result of the 1997 Private Placement and the February 1998 Private Placement, Commodore's ownership interest in Applied decreased to approximately 43% as of June 30, 1998.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $461 at December 31, 1997 and $490 at June 30, 1998.

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


Note B - Redeemable Preferred Stock

Series A Preferred Stock

         In August 1997, Applied sold 18,000 shares of its Series A Preferred Stock for an aggregate purchase price of $1,800. The Series A Preferred Stock has a liquidation preference of $100 per share plus accumulated and unpaid dividends (the "Liquidation Preference") and pays a 7% annual cumulative dividend. The Series A Preferred Stock is convertible by investors into that number of shares of Common Stock equal to the Liquidation Preference divided by the Conversion Price. The Conversion Price is defined as the amount equal to the lesser of (i) $4.64, representing 100% of the average of the closing sales prices of the Common Stock for the five consecutive trading days preceding the issuance date of the Series A Preferred Stock, or (ii) 88% of the average of the closing sales price of the Common Stock for the five consecutive trading days immediately prior to the date of conversion (beneficial conversion feature). The Conversion Price is subject to certain floors based upon the trading price of Common Stock.

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

         In December 1997, stockholders owning 8,400 shares of the Series A Preferred Stock elected to convert their shares to Common Stock based upon conversion prices ranging from $2.00 to $2.29 per share. The 1997 conversions resulted in the issuance of 416,000 new shares of Common Stock valued at $790, the carrying value of the underlying Series A Preferred Stock at the time of conversion.

         In the first quarter of 1998, stockholders owning the remaining 9,600 shares of the Series A Preferred Stock elected to convert their shares to Common Stock based upon conversion prices ranging from $2.52 to $3.00. The 1998 conversion resulted in the issuance of 336,866 new shares of Common Stock valued at $890, the carrying value of the underlying Series A Preferred Stock at the time of conversion.

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


Related Party Note Receivable

         During 1996, Applied advanced an aggregate amount of $1.5 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corp ("Lanxide"). Lanxide is related to Commodore by substantial common ownership. The promissory notes became due on February 28, 1998. At December 31, 1997 a $814 reserve against this receivable existed, reducing the net receivable to its estimated fair value.

          In March 1998, the Company prepaid $2.0 million of the intercompany convertible note by (i) paying Commodore the sum of $500 in cash and (ii) transferring to Commodore the $1.5 million LPM note receivable. In connection with this transaction, issued Commodore a warrant to purchase 514,000 shares of Common Stock. The estimated value of the warrant, $340 has been recorded as a charge against the $814 reserve.

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

         In connection with the loan, Applied amended a seven-year warrant to purchase 7,500,000 shares of Common Stock issued to Commodore on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, Applied issued to Commodore an additional six-year warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $10.00 per share.

Note D - Subsequent Events

          In July 1998, Commodore Applied Technologies, Inc. (the "Company") was notified that the U.S. Army is considering recommending that the Company's wholly owned subsidiary, Commodore Advanced Sciences, Inc. ("Advanced Sciences") be proposed for debarment from future contracting with any agency in the executive branch of the U.S. Government. In a letter, the U.S. Army stated that the basis for its proposed action is the alleged participation of Advanced Sciences in the alleged wrongdoing of a third party in connection with the submission of a bid in August 1996.

          The Army has provided the Company until August 28, 1998 to respond to its allegations. Advanced Sciences has initiated an investigation of the Army's allegations. Advanced Sciences intends to timely respond to the Army by denying any knowledge or any reason to know of the alleged wrongdoing and arguing that, as a result of its lack of actual or constructive knowledge of any wrongdoing, the rules and regulations concerning debarment do not require that Advanced Sciences be debarred from future contracting with the U.S. government. The Company would also support its position by supplying the Army with supporting documentation.

          There can be no assurance that it will prevail in its opposition to the Army's allegations. An adverse determination by the U.S. Army would have a material adverse affect on the Company's business, financial condition and results of operations.

          On August 12, 1998, the Company's Teledyne-Commodore LLC joint venture announced that it has filed an official protest with the General Accounting Office of the U.S. Army as a result of the omission of the Company's SET technology from the U.S. Army's Assembled Chemical Weapons Assessment program technology demonstrations.

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

         The Company is currently working on the commercialization of these technologies through various acquisitions, licensing agreements and joint ventures. Through Commodore Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks. As these contracts constitute a major portion of ASI's revenues, such a reduction would materially affect the operations. However, management believes ASI's existing client relationships will allow the Company to obtain new contracts in the future.



RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

         Revenues were $4,413 and $8,627 for the three and six months ended June 30, 1998, as compared to $4,792 and $9,819 for the three and six months ended June 30, 1997. Such revenues were primarily from the Company's ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Cost of sales were $4,164 and $8,280 for the three and six months ended June 30, 1998, as compared to $4,666 and $9,288 for the three and six months ended June 30, 1997. Gross margin percentages were 5.6% and 4.0% for the three and six months ended June 30, 1998, as compared to 2.6% and 5.4% for the three and six months ended June 30, 1997. The overall decrease in revenues and cost of sales is primarily the result of reduction in annual sales volumes since the middle of 1997 when ASI's major customer was forced to separately bid some professional services that were originally subcontracted through ASI. This occurred because the dollar volume of work had grown past the level where it could be subcontracted. The increase in the gross margin percentage for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 is the result of lower sales volumes of subcontracting work. Subcontracting revenue has a very low gross margin, therefore, reducing subcontracting volume increases the gross margin percentage. The overall decrease in the gross margin percentage for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is the result of higher cost of sales for the Company's majority owned subsidiary, Commodore Separation Technologies, Inc. ("Separation") with no corresponding revenue. Separation has not commenced planned principal operations. As such, Separation is considered a development stage company as defined in SFAS No. 7.

         For the three and six months ended June 30, 1998, the Company incurred research and development costs of $726 and $1,253 as compared to $827 and $1,433 for the three and six months ended June 30, 1997. The Company is currently in the process of shifting its operations from research and development activities to commercialization of its technologies. In 1998, some personnel previously charged to research and development were reassigned to the Company project in Weldon Spring. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset.

         General and administrative expenses for the three and six months ended June 30, 1998 were $2,057 and $4,049, as compared to $2,585 and $4,845 for the three and six months ended June 30, 1997. The decrease resulted from lower allocated overhead expenses from Commodore to the Company pursuant to a change in the intercorporate services agreement between Commodore and the Company.

         Minority interest in 1998 represents the parent company recording preferred stock dividend of its subsidiary as an expense. The Company has ceased to record any benefit from minority ownership of its subsidiaries losses as the subsidiary's common equity is less than $0.

         Interest income was $59 and $222 for the three and six months ended June 30, 1998, as compared to $215 and $320 for the three and six months ended June 30, 1997. This decrease is consistent with the decrease in cash and cash equivalents.

         Interest expense for the three and six months ended June 30, 1998 was $367 and $611, as compared to $126 and $300 for the three and six months ended June 30, 1997. Interest changes in 1998 result from indebtedness to Commodore for advances made to the Company.

         Equity in losses of unconsolidated subsidiary for the three and six months ended June 30, 1998 was $481 and $930, as compared to $528 and $954 for the three and six months ended June 30, 1997. The expenses recorded are a result of the Company's unconsolidated subsidiary, Teledyne - Commodore, LLC joint venture, recognizing losses as incurred. Teledyne-Commodore, LLC commenced operations in October 1996.

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

         At June 30, 1998 and December 31, 1997, the Company had a $844 and $1,199 outstanding balance, respectively, on a revolving line of credit due July 31, 1998. This debt will fluctuate based on new invoices and from collections on accounts receivable balances. On August 11, 1998, ASI refinanced its line of credit by entering into a $2,000 revolving line of credit with Finova Capital Corporation, with interest payable monthly of prime plus 1.5 percent. The term of the line of credit is 2 years, automatically renewing for periods of 1 year each unless terminated by either party upon 60 days prior notice. The line of credit is secured by all inventory, equipment, receivables, intellectual property, and general intangibles of ASI. The line of credit contains certain financial covenants and restrictions that ASI must comply. The Company is a guarantor of the line of credit and subordinates the outstanding indebtedness owed to it by ASI. In addition, the Company plans to pursue various options to finance its anticipated capital expenditures for 1998.

         For the three and six months ended June 30, 1998 the Company incurred net losses of $3,785 and $7,181, respectively. At June 30, 1998 and December 31, 1997, the Company had working capital of $6,988 and $11,170, respectively. This working capital should fund the company's operations through December 31, 1998. Before that date, the Company will have to complete a financing to obtain the funds necessary to reach commercial operating status. The Company is currently evaluating various financing options.

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

         In December 1996, the Company acquired (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of Commodore CFC Technologies, Inc. ("CFC Technologies") from Commodore, as part of a corporate restructuring of Commodore to consolidate all of its current environmental technology businesses with the Company. In addition, Commodore assigned to the Company outstanding Separation notes aggregating $976 at December 2, 1996, representing advances previously made by Commodore to Separation, which the Company has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and CFC Technologies to the Company, the Company paid Commodore $3.0 million in cash and issued to Commodore a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Common Stock at an exercise price of $15.00 per share, valued at $2.4 million. Such warrant was subsequently amended to, among other things, reduce the exercise price therof to $10.00 per share.

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


FORWARD LOOKING STATEMENTS

         The Company, or its executive officers and directors on behalf of the Company, may from time to time make "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act" and together with the Securities Act, the "Acts"). The Company is filing this Quarterly Report on Form 10-Q to avail itself of the safe harbor provided in the Acts with respect to any such (i) forward-looking statements that may be contained in the Company's reports and other documents filed with the Securities and Exchange Commission under sections 13 or 15(d) of the Exchange Act and (ii) oral forward-looking statements made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. Such forward-looking statements could involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition and financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions and would be based on facts and conditions as they exist at the time such statements are made. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; foreign and domestic competition; product demand and industry pricing; cost of compliance with environmental regulations; and management's estimates of niche market data. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                          PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 3, 1998, the Company conducted its 1998 Annual Meeting of Stockholders (the "Annual Meeting"). As of the record date of April 27, 1998, there were 23,103,200 shares of Company Common Stock eligible to vote. Of these shares, 18,927,571, (81.9%) were represented either in person or by proxy at the Annual Meeting. The following matters were submitted to a vote at the Annual Meeting with the following results:

           (a)      Election of Directors:
                    ----------------------
                    Each of the following nominees for election to the Board of Directors of the Company were elected by an affirmative vote of 18,843,537 shares, or 81.6% of all eligible shares: Paul
                    E. Hannesson, Bentley J. Blum, Thomas E. Noel, Kenneth L. Adelman, PhD., Herbert A. Cohen, David L. Mitchell, Ed L. Romero, Tom J. Fatjo, Jr., and William R. Toller. 39,554 shares were "withheld" with respect to each of the foregoing nominees; 44,480 shares "abstained"; and no shares were represented as "broker non-votes".

           (b)      Ratification of Independent Auditors:
                    -------------------------------------
                    By an affirmative vote of 18,898,464 shares, 81.8% of all eligible shares, the stockholders of the Company ratified the appointment of Price Waterhouse Coopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. 10,887 shares were voted "against" approval of this proposal; 18,220 shares "abstained"; and no shares were represented as "broker non-votes".



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

           (a)      Exhibits - none

           (b)      Reports on Form 8-K -

                    The Company filed a Current Report on Form 8-K, dated June 25, 1998, regarding the resignation of Messrs. Ed L. Romero, Thomas E. Noel, and Tom J. Fatjo, Jr. from the Company's Board of Directors and the resignation of Mr. Michael D. Fullwood as Senior Vice President, Chief Financial and Administrative Officer and Secretary and General Counsel of the Company and the Company's 87% owned subsidiary, Commodore Separation Technologies, Inc.

                    The Company filed a Current Report on Form 8-K, dated, May 27, 1998, regarding the death of the Company's 87% owned subsidiary, Commodore Separation Technologies, Inc's president, Kenneth J. Houle, and the announcement of the interim president Carl O. Magnell.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: AUGUST 13, 1998                      COMMODORE APPLIED TECHNOLOGIES, INC.
                                           (REGISTRANT)


                                           BY /S/ WILLIAM E. INGRAM
                                             ----------------------------------
                                                WILLIAM E. INGRAM -
                                                VICE PRESIDENT AND CONTROLLER,
                                                (AS BOTH A DULY AUTHORIZED
                                                OFFICER OF THE REGISTRANT AND
                                                THE PRINCIPAL FINANCIAL
                                                OFFICER OR CHIEF ACCOUNTING
                                                OFFICER OF THE REGISTRANT)

                                 EXHIBIT INDEX


Exhibit 27      Financial Data Schedule