Form 10-Q
period 1998-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 1998-11-13
CIK 1013556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                            OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                              11-3312952
     -------------------------------              ------------------
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)


              150 EAST 58TH STREET
               NEW YORK, NEW YORK                       10155
      -------------------------------------          ---------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)         (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (212) 308-5800
                                                   ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No    .
                                             ----   ----
     The number of shares the common stock outstanding at November 13, 1998 was 23,702,263.
-----------

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                                 PAGE NO.
                                                                                                                 --------

PART I .          FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3


Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet -
                           September 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . .           3

                  Condensed Consolidated Statement of Operations Three months ended September 30, 1998 and 1997
                           Nine months ended September 30, 1998 and 1997. . . . . . . . . . . . . . . . .           5

                  Condensed Consolidated Statement of Cash Flows Nine months ended September 30, 1998 and
                           September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6

                  Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . .           7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .          11

PART II .         OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15

Item  3.          Defaults among Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .          15

Item  5.          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15

Item  6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .          15

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16



                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             SEPTEMBER 30,   DECEMBER 31,
                              ASSETS                                            1998            1997
                                                                             -------------   ------------
                                                                             (unaudited)
Current Assets:
        Cash and cash equivalents                                             $   4,589      $  13,151
        Accounts receivable, net                                                  3,384          3,064
        Notes and advances to related parties                                        94            866
        Inventory                                                                   631            360
        Restricted cash and certificates of deposit                                 229            260
        Prepaid assets and other current receivables                                326            403
                                                                                -------        -------
                 Total Current Assets                                             9,253         18,104

Other receivables                                                                     3             18
Investments and advances                                                            644            554
Property and equipment, net                                                       3,839          2,498
Other assets
        Patents and completed technology, net of
                accumulated amortization of $383 and
                $238, respectively                                                1,194          1,150
        Goodwill, net of accumulated amortization
                of $512 and $320, respectively                                    7,161          7,353
        Other                                                                        19             19
                                                                                -------        -------
                   Total Assets                                               $  22,113      $  29,696
                                                                                =======        =======

           See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            SEPTEMBER 30,      DECEMBER 31,
                         LIABILITIES AND                                       1998                1997
                      STOCKHOLDERS' EQUITY                                   ---------          ---------
                                                                            (unaudited)
Current Liabilities:
        Accounts payable                                                     $     758        $   1,930
        Notes payables/related parties                                             152               55
        Current portion of long term debt                                            7               27
        Line of credit                                                             852            1,199
        Other accrued liabilities                                                3,904            3,723
                                                                             ---------        ---------
                 Total Current Liabilities                                       5,673            6,934

Long term debt                                                                       6               19
Notes payable to related parties                                                 5,181            3,568

Minority interest in subsidiary                                                  6,671            6,645
Commitments and contingencies                                                     --               --
Redeemable Preferred Stock
        Series A Preferred Stock, par value $0.001 per share, 7% cumulative dividends 80,000 shares authorized, 0 and 9,600 outstanding respectively, $986
          redemption amount at December 31, 1997                                  --                876
Stockholders' Equity
        Common Stock, par value $0.001 per share,
          75,000,000 shares authorized,
          23,103,200 and 22,766,334 issued and
          outstanding, respectively                                                 23               23

        Additional paid-in capital                                              44,930           41,541
        Accumulated deficit                                                    (40,371)         (29,910)
                                                                             ---------        ---------
                 Total Stockholders' Equity                                      4,582           11,654
                                                                             ---------        ---------

        Total Liabilities and Stockholders' Equity                           $  22,113        $  29,696
                                                                             =========        =========


            See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPT 30,       SEPT 30,        SEPT 30,        SEPT 30,
                                                                     1998           1997            1998            1997
                                                                  --------        --------        --------        --------

Contract revenues                                                $  4,604        $  5,794        $ 13,231        $ 15,613
Costs and expenses:
        Cost of sales                                               4,234           4,960          12,514          14,248
        Research and development                                      547             648           1,800           2,081
        General and administrative                                  1,692           2,784           5,741           7,629
        Depreciation and amortization                                 327             289             934             771
        Minority interest                                            --                27             300            (201)
                                                                 --------        --------        --------        --------

                 Total costs and expenses                           6,800           8,708          21,289          24,528
                                                                 --------        --------        --------        --------

Loss from operations                                               (2,196)         (2,914)         (8,058)         (8,915)
                                                                 --------        --------        --------        --------
Other income (expense):
        Interest income                                                74             187             296             507
        Interest expense                                             (685)           (862)         (1,296)         (1,162)
                                                                 --------        --------        --------        --------
                 Net other income (expense)                          (611)           (675)         (1,000)           (655)

                                                                 --------        --------        --------        --------
Loss before income taxes and affiliate losses                      (2,807)         (3,589)         (9,058)         (9,570)
        Income taxes                                                 --              --              --                 2
                                                                 --------        --------        --------        --------
Loss before affiliate losses                                       (2,807)         (3,589)         (9,058)         (9,572)
        Equity in losses of unconsolidated subsidiaries              (473)           (512)         (1,403)         (1,466)
                                                                 --------        --------        --------        --------
        Net loss                                                 $ (3,280)       $ (4,101 )      $(10,461)       $(11,038)
                                                                 ========        ========        ========        ========
        Loss per share                                           $   (.14)       $   (.19)       $   (.45)       $   (.51)
                                                                 ========        ========        ========        ========
Number of weighted average shares outstanding (000's)              23,103          21,650          23,042          21,650
                                                                 ========        ========        ========        ========



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                                         1998            1997
                                                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              $(10,461)       $(11,038)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                                                          934             771
     Undistributed losses of unconsolidated subsidiary                                    1,403           1,466
     Minority interest in subsidiary                                                        300            (201)
     Non-cash interest expense                                                              860            --
     Changes in assets and liabilities, net of acquisitions:
            Accounts receivable                                                            (320)          3,777
            Prepaid assets                                                                   77            (135)
            Inventory                                                                      (271)           --
            Other Assets                                                                   --                31
            Accounts payable                                                             (1,157)         (1,495)
            Payables to related parties                                                      81            (252)
            Other liabilities                                                               182             558
                                                                                       --------        --------
            Net cash provided/(used) in operating activities                             (8,372)         (6,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                                                   (1,953)         (1,346)
 Acquisition of patents                                                                    (174)           (116)
 Investments                                                                             (1,750)         (5,538)
 Advances to related parties                                                              1,416             (35)
 Decrease (increase) in restricted cash                                                      31             670
 Other investments                                                                          257          (1,565)
 Other receivables                                                                           15              63
                                                                                       --------        --------
             Net cash provided/(used) in investing activities                            (2,158)         (7,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing from principal stockholder                                                 2,622           4,000
 Increase in (repayment of) line of credit                                                 (347)         (5,733)
 Proceeds from sale of stock                                                               --             1,666
 Loan discount and conversion feature                                                      --               750
 Proceeds from subsidiary's sale of stock                                                    26          11,087
 Increase (decrease) in notes and loans payable                                             (33)              7
 Preferred stock dividend paid by subsidiary                                               (300)           --
 Preferred stock dividend paid                                                             --              (288)
 Other                                                                                                      118
                                                                                       --------        --------
             Net cash provided/(used) in financing activities                             1,968          11,607

Increase (decrease) in cash                                                              (8,562)         (2,778)
Cash, beginning of period                                                                13,151           4,617
                                                                                       --------        --------
Cash, end of period                                                                    $  4,589        $  1,839
                                                                                       ========        ========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                               SEPTEMBER 30, 1998

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

         To finance the working capital needs of Applied and to provide resources to invest in its environmental markets, Commodore raised a net amount equal to approximately $5,450 from a private placement of shares of Common Stock, par value $0.001 per share (the "Common Stock"), held by Commodore and warrants to purchase Common Stock held by Commodore in February 1998 (the "February 1998 Private Placement"), which proceeds Commodore loaned to Applied in February 1998. Commodore also raised approximately $7,800 from private placements of preferred stock convertible into, and warrants exercisable for, Common Stock held by Commodore in May and August 1997 (the "1997 Private Placement"), of which proceeds Commodore loaned $4,000 to Applied in September 1997. Prior to the February 1998 Private Placement, Commodore held a controlling equity interest in Applied and its operating subsidiaries. As a result of the 1997 Private Placement and the February 1998 Private Placement, Commodore's ownership interest in Applied decreased to approximately 35% as of September 30, 1998.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $461 at December 31, 1997 and $490 at September 30, 1998.

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

Note C - Significant Transactions

Intercompany Convertible Note

         In September 1997, Commodore provided a $4,000, 8% convertible unsecured loan to Applied. Unless converted into Common Stock, the interest on the convertible loan is payable quarterly and the unpaid principal amount is payable on August 31, 2002. Commodore has the right to convert the loan into shares of Common Stock at a conversion price of $3.89 per share, a 16% discount from the market price at the date of closing (beneficial conversion feature), subject to adjustment based on a number of factors. In connection with the $4,000 loan, Applied issued Commodore a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $5.03 per share, 109% of the market price on the date of closing.


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

          In March 1998, the Company prepaid $2.0 million of the intercompany convertible note by (i) paying Commodore the sum of $500 in cash and (ii) transferring to Commodore the $1.5 million LPM note receivable. In connection with this transaction, Applied issued Commodore a warrant to purchase 514,000 shares of Common Stock. The estimated value of the warrant, $340 has been recorded as a charge against the $814 reserve.


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

Subsidiary Preferred Stock Dividends

         Commodore Separation Technologies, Inc. has announced that its Board of Directors has elected not to pay the quarterly dividend on its publicly traded preferred stock for the quarter ended September 30, 1998. The dividend will accumulate without interest.

Note D - Subsequent Events

         In September, 1998, Commodore Applied Technologies, Inc. said that it is restructuring it operations to focus its commercialization strategy for its SET(TM) technology on the highest potential markets identified by its corporate partners and government agencies. In connection with this reorganization, the Company, in October 1998, identified and notified individuals in its workforce that were affected. Also, in October 1998, the Company announced to its employees its decision to close its facilities in McLean, Virginia and Houston, Texas. While the Company expects to incur some non-recurring reorganization costs, these efforts should result in a significant reduction of monthly operating expenses. The Company expects to record a reorganization cost reserve of approximately $1 million in the fourth quarter of 1998.

         On September 29, 1998, the Company announced a debt restructuring and partial debt repayment. The Company announced that, subject to the receipt of a fairness opinion, it intends to transfer its 87% ownership interest in Commodore Separation Technologies, Inc. to its creditor, Commodore Environmental Services, Inc. in consideration for reduction in indebtedness of $1.25 million. As part of the debt restructuring plan to eliminate $6.7 million in debt, CXI and COES have agreed to , among other things, exchange CXI's remaining indebtedness of $5.5 million into convertible preferred stock. In addition, CXI also agreed to a price reset for the warrant, owned by COES, to purchase 1.5 million shares of the Company's common stock from $10.00 to $1.50. Although fair values have not yet been established, the Company expects that this debt restructuring and debt repayment will have a positive impact on net equity of approximately $9 million, when this transaction is recorded in the fourth quarter.

         In October, 1997, Applied sold 700,000 shares of common stock for an aggregate purchase price of approximately $2,600. The sales agreement related to these shares specified certain price reset provisions in the event new shares were sold or issued within twelve months at a lower price than paid by these investors. The company had recorded a $1,198 liability for this price reset feature at September 30, 1998. In October, 1998, the Company issued 599,063 additional shares of its common stock to satisfy this price reset guarantee. This transaction will be recorded in the fourth quarter.

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



RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

         Revenues were $4,604 and $13,231 for the three and nine months ended September 30, 1998, as compared to $5,794 and $15,613 for the three and nine months ended September 30, 1997. Such revenues were primarily from the Company's ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Cost of sales were $4,234 and $12,514 for the three and nine months ended September 30, 1998, as compared to $4,960 and $14,248 for the three and nine months ended September 30, 1997. Gross margin percentages were 8.0% and 5.4% for the three and nine months ended September 30, 1998, as compared to 14.4% and 8.7% for the three and nine months ended September 30, 1997. The overall decrease in revenues and cost of sales is primarily the result of reduction in annual sales volumes since the middle of 1997 when ASI's major customer was forced to separately bid some professional services that were originally subcontracted through ASI. This occurred because the dollar volume of work had grown past the level where it could be subcontracted. The overall decrease in the gross margin percentage for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 is the result of higher cost of sales for the Company's majority owned subsidiary, Commodore Separation Technologies, Inc. ("Separation"), and its own field operations group, with no corresponding revenue. Separation has not commenced planned principal operations. As such, Separation is considered a development stage company as defined in SFAS No. 7. Applied's field service group had one project in 1998 which also had costs in excess of revenue, primarily due to the use of a non production, test unit. A full scale production unit will not be available until the fourth quarter of 1998.

         For the three and nine months ended September 30, 1998, the Company incurred research and development costs of $547 and $1,800 as compared to $648 and $2,081 for the three and nine months ended September 30, 1997. The Company is currently in the process of shifting its operations from research and development activities to commercialization of its technologies. In 1998, some personnel previously charged to research and development were reassigned to the Company project in Weldon Spring. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset.

         General and administrative expenses for the three and nine months ended September 30, 1998 were $1,692 and $5,741, as compared to $2,775 and $7,629 for the three and nine months ended September 30, 1997. The decrease resulted from lower allocated overhead expenses from Commodore to the Company pursuant to a change in the inter-corporate services agreement between Commodore and the Company.

         Minority interest in 1998 represents the parent company recording preferred stock dividends of its subsidiary as an expense. The Company has ceased to record any benefit from minority ownership of its subsidiaries losses as the subsidiary's common equity is less than $0.

         Interest income was $74 and $296 for the three and nine months ended September 30, 1998, as compared to $187 and $507 for the three and nine months ended September 30, 1997. This decrease is consistent with the decrease in cash and cash equivalents.

         Interest expense for the three and nine months ended September 30, 1998 was $685 and $1,296, as compared to $862 and $1,162 for the three and nine months ended September 30, 1997. Interest changes in 1998 result from indebtedness to Commodore for advances made to the Company. 1997 interest expense includes the write off of a beneficial conversion privilege in September 1997 (see liquidity and capital resources).

         Equity in losses of unconsolidated subsidiary for the three and nine months ended September 30, 1998 was $473 and $1,403, as compared to $512 and $1,466 for the three and nine months ended September 30, 1997. The expenses recorded are a result of the Company's unconsolidated subsidiary, Teledyne - Commodore, LLC joint venture, recognizing losses as incurred. Teledyne-Commodore, LLC commenced operations in October 1996.

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

         At September 30, 1998 and December 31, 1997, the Company had a $852 and $1,199 outstanding balance, respectively, on a revolving line of credit. This debt will fluctuate based on new invoices and from collections on accounts receivable balances. On August 11, 1998, ASI refinanced its line of credit by entering into a $2,000 revolving line of credit with Finova Capital Corporation, with interest payable monthly of prime plus 1.5 percent. The term of the line of credit is 2 years, automatically renewing for periods of 1 year each unless terminated by either party upon 60 days prior notice. The line of credit is secured by all inventory, equipment, receivables, intellectual property, and general intangibles of ASI. ASI is in compliance with the line of credit financial covenants and restrictions. The Company is a guarantor of the line of credit and subordinates the outstanding indebtedness owed to it by ASI. In addition, the Company plans to pursue various options to finance its anticipated capital expenditures for 1998.

         For the three and nine months ended September 30, 1998 the Company incurred net losses of $3,280 and $10,461, respectively. At September 30, 1998 and December 31, 1997, the Company had working capital of $3,580 and $11,170, respectively. This working capital should fund the company's operations into early 1999. Before then, the Company will have to complete a financing to obtain the funds necessary to reach commercial operating status. The Company is currently evaluating various financing options.

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

         In April 1997, Separation completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11,100. Such funds were used primarily to finance Separation's operations to date. Separation has announced that its Board of Directors has elected not to pay the quarterly dividend on its publicly traded preferred stock for the quarter ended September 30, 1998.


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

                           PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS AMONG SENIOR SECURITIES

         The Company's subsidiary, Commodore Separation Technologies, Inc. did not pay $150,000 dividends due September 30, 1998 on its preferred stock.

ITEM 5.  OTHER

         (a) On September 25, 1998 The Company announced that its subsidiary, Commodore Advanced Sciences, Inc. (CASI) had been notified that it is entirely relieved of any risk of debarment by the U.S. Government relating to the August, 1996 bid to the Army by a group of contractors of which CASI was a member. (See July 29 8-K below).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

         (a) Exhibits - 27.1 Financial Data Schedule

         (b) Reports on Form 8-K -

              The Company filed a Current Report on Form 8-K, dated July 29, 1998, regarding the notification about the investigation of Advanced Sciences, Inc. by the Army and the filing of the protest by the Company with the Army.

              The Company filed a Current Report on Form 8-K, dated September 16, 1998, regarding that Teledyne-Commodore LLC announced it had filed an official protest re ACWA and that the GAO had rejected the protest based on administrative procedural issues.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE: NOVEMBER 13, 1998                COMMODORE APPLIED TECHNOLOGIES, INC.
                                    (REGISTRANT)


                                    BY /S/ WILLIAM E. INGRAM
                                      ----------------------------------------
                                      WILLIAM E. INGRAM - VICE PRESIDENT AND
                                      CONTROLLER, (AS BOTH A DULY AUTHORIZED
                                      OFFICER OF THE REGISTRANT AND THE
                                      PRINCIPAL FINANCIAL OFFICER OR CHIEF
                                      ACCOUNTING OFFICER OF THE REGISTRANT)

                               INDEX TO EXHIBITS

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------------------
  27.1                         FINANCIAL DATA SCHEDULE
