Form 10-K
period 1998-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 1999-04-15
CIK 1013556

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         COMMISSION FILE NUMBER 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                                11-3312952
-------------------------------                              -------------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

    150 EAST 58TH STREET, SUITE 3400
           NEW YORK, NEW YORK                                       10155
----------------------------------------                        --------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code:  (212) 308-5800

Securities registered pursuant to Section 12(b) of the Act:


         TITLE OF EACH CLASS                    NAME OF EACH  EXCHANGE  ON WHICH
                                                            REGISTERED
         -------------------                    --------------------------------
COMMON STOCK, PAR VALUE $0.001 PER SHARE            AMERICAN STOCK EXCHANGE
REDEEMABLE COMMON STOCK PURCHASE WARRANTS           AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NOT APPLICABLE


================================================================================

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of March 31, 1999 with an aggregate market value of approximately $4,806,276 (based upon the last sale price of the Common Stock on March 31, 1999 as reported by the American Stock Exchange).

         As of March 31, 1999, 23,702,263 shares of the registrant's Common Stock were outstanding.

                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                TABLE OF CONTENTS


PART 1...................................................................................5
     ITEM 1.  BUSINESS...................................................................5
           General.......................................................................5
           Soil Decontamination--Commodore Solution Technologies, Inc....................7
           Liquid Waste Treatment--Commodore Separation Technologies, Inc...............12
           Environmental Management -Commodore Advanced Sciences, Inc...................13
           Markets and Customers........................................................15
           Raw Materials................................................................16
           Backlog......................................................................16
           Research and Development.....................................................16
           Intellectual Property........................................................16
           Competition..................................................................17
           Environmental Regulation.....................................................18
           Employees....................................................................20
     ITEM 2.  PROPERTIES................................................................20
     ITEM 3.  LEGAL PROCEEDINGS.........................................................20
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................21

PART II.................................................................................22
     ITEM 5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS.........................................................................22
           Market Information...........................................................22
           Dividend Information.........................................................22
           Recent Sales of Unregistered Securities......................................23
     ITEM 6.  SELECTED FINANCIAL DATA...................................................27
     ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
        RESULTS OF OPERATIONS...........................................................28
           Overview.....................................................................28
           Results of Operations........................................................28
           Liquidity and Capital Resources..............................................30
           Net Operating Loss Carryforwards.............................................33
           Year 2000 Considerations.....................................................33
           New Accounting Pronouncements................................................34
           Forward Looking Statements...................................................34
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................34
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................35



                          TABLE OF CONTENTS (Continued)


     ITEM 9. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
        FINANCIAL DISCLOSURE............................................................35

PART III................................................................................36
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................36
           Executive Officers and Directors.............................................36
           Key Employees................................................................39
           Board Committees.............................................................40
           Compensation of Directors....................................................40
           Compliance with Section 16(a) of the Exchange Act............................40
     ITEM 11. EXECUTIVE COMPENSATION....................................................41
           Summary Compensation.........................................................41
           Stock Options................................................................44
           Employment Agreements........................................................46
           Compensation Committee Interlocks and Insider Participation..................48
           Report of the Compensation Committee on Executive Compensation...............49
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............53
           Security Ownership of Certain Beneficial Owners..............................53
           Security Ownership of Management.............................................54
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................56
           Organization and Capitalization of the Company...............................56
           Services Agreement...........................................................57
           Sale of Company Common Stock by Environmental................................58
           February 1998 Intercompany Note..............................................59
           September 1997 Intercompany Convertible Note.................................59
           Sale of Series D Preferred Stock by Environmental............................60
           License of SET Technology....................................................60
           Future Transactions..........................................................61

PART IV.................................................................................62
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........62

SIGNATURES..............................................................................68

                                     PART I

ITEM 1.  BUSINESS


GENERAL

         Commodore Applied Technologies, Inc. (the "Company") is an environmental treatment and services company which, through its operating subsidiaries, provides a range of technologies and services directed principally at remediating contamination in soils and other materials, protecting the integrity of our nation's water and air and disposing or reusing certain waste by-products through development of inert and environmentally sound technologies. The Company believes it provides, through its wholly-owned subsidiary Commodore Solution Technologies, Inc. ("Solution"), the only patented, non-thermal, portable and scalable process, known as SET (solvated electron technology), for treating and decontaminating soils and other materials containing PCBs, pesticides, dioxins and other toxic contaminants. The Company, through Commodore Advanced Sciences, Inc. ("Advanced Sciences"), also provides a full range of services related to on-site waste containment, management of on-site and off-site remediation and waste removal using environmentally safe methods and through the use of the Company's technologies. The operations of Advanced Sciences, which account for substantially all of the Company's current revenues, also include engineering and technical services in connection with environment waste management and waste minimization.

         The Company's SET technology is directed principally at treating and decontaminating soils, as well as other materials and surfaces, by destroying PCBs, pesticides, dioxins and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines for safe disposal. The Company also believes that SET is capable of neutralizing chemical weapons and warfare agents and concentrating certain radioactive wastes for more effective disposal. In March 1997, Advanced Sciences entered into a teaming agreement with ICF Kaiser Engineers, Inc. ("ICF Kaiser"), pursuant to which the Company's SET technology will be used in connection with the remediation of mixed waste at Los Alamos National Laboratory in New Mexico under ICF Kaiser's U.S. Department of Energy ("DOE") contract. In December 1997, Advanced Sciences entered into a memorandum of understanding with Lockheed Martin Advanced Environmental Systems, Inc. to jointly pursue environmental remediation projects, and in August 1996, the Company formed a 50/50 joint venture with a subsidiary of Allegheny Teledyne, Inc., known as Teledyne-Commodore, LLC, to jointly pursue the chemical weapons destruction and demilitarization market on a worldwide basis, in both cases utilizing the SET technology. The Company operates under a Nationwide Permit for PCB disposal (the "Nationwide Permit"), issued by the U.S. Environmental Protection Agency ("EPA"), which allows the Company to use SET on-site to treat PCB-contaminated soils, waste oils, organic materials and metallic surfaces anywhere in the United States. Based on currently published lists of EPA national operating permits, the Company believes that it possesses the only non-thermal PCB treatment technology for multiple applications permitted by the EPA. The Company's business strategy is to use SET on a select number of industrial and governmental clean-up and related projects through collaborative working arrangements with well-recognized companies in the environmental industry.

         The Company acquired Advanced Sciences in October 1996 for the purpose of coordinating the Company's existing technologies and services, as well as developing, acquiring and utilizing new technologies, for the treatment, reuse and ultimate disposal of by-products generated as a result of industrial and governmental activities. Advanced Sciences, to the extent possible, has sought to utilize the Company's technologies in connection with its environmental, remediation and technical services performed for industrial and governmental customers (particularly the DOE and U.S. Department of Defense ("DOD"), with a view to increasing the quality and scope of services offered and providing the Company with a broader customer base for its technologies. Advanced Sciences was founded in 1977 and its services include the identification, investigation, remediation and management of hazardous, mixed and radioactive waste sites. Advanced Sciences has been awarded environmental management contracts by the DOE and DoD, as well as Bechtel, Westinghouse, ICF Kaiser and Lockheed Martin.

         The Company, through its publicly traded former subsidiary, Commodore Separation Technologies, Inc. ("Separation"), has provided a system, known as SLiM(TM) (supported liquid membrane), that has been proven in limited-scale tests to separate and recover chromium, cadmium, silver, nickel, zinc, copper and other targeted substances from aqueous waste streams. In December 1997 and February 1998, Separation was awarded its first two commercial contracts from Maryland Environmental Service ("MES") to use its SLiM(TM) technology in connection with the removal OF chromium in water leaching from waste sites at the Baltimore Harbor and potentially polluting the Chesapeake Bay. The Company transferred its 87% interest in Separation to Environmental as part of a debt swap transaction dated as of September 28, 1998. In addition, the Company discontinued all business associated with its wholly-owned subsidiary, CFC Technologies, Inc. ("CFC Technologies") in July 1998.

         Demand for the Company's environmental technologies and services arises principally from two sources:

         o need for alternative environmental treatment and disposal methods for toxic substances, such as the SET technology, which do not involve safety risks with respect to air pollution and transportation of hazardous materials, or result in large volumes of residual waste that require further treatment prior to disposal, and

         o stricter legislation and regulations mandating new or increased levels of air and water pollution control and solid waste management.

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

         The Company was incorporated in Delaware in March 1996. As used in this Annual Report, and except as the context otherwise requires, the "Company" means Commodore Applied Technologies, Inc. and its subsidiaries, including Solution, CFC Technologies and Advanced Sciences. The Company's principal executive offices are located at 150 East 58th Street, Suite 3400, New York, New York 10155, and its telephone number at that address is (212) 308-5800.

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

         The SET process requires placing the contaminated materials into a reactor where they are mixed with a solvent and charged with a base metal. The chemical reaction produces metal salts such as calcium chloride, calcium hydroxide and non-halogenated inert organics. The ammonia within the reactor is then removed to a discharge tank for later reuse. The materials are removed, sampled for residual traces of PCB or other halogenated organic compounds, and placed in storage for disposal. In many cases, the decontaminated soil and metals can be replaced in their original location, recycled or reused. The solvents do not enter the chemical reaction, but merely serve as dissolving liquids for the solvated electron solution.

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

         The Company believes that SET is the only technology currently available, which possesses all of these features and is capable of treating a wide variety of contaminants. The above characteristics (non-thermal, no air emissions, mobile) are particularly applicable when dealing with mixed waste. Wastes that contain radioactive material and hazardous waste regulated by the Resource Conservation and Recovery Act (RCRA) and the Toxic Substances Control Act (TSCA), are particularly difficult to treat and have extremely limited disposal options. By applying the SET process to remove the RCRA and TSCA components, leaving only radioactive waste material, disposal options expand. SET not only removes the hazardous components but does so by an efficient, non-thermal process that can control and contain the radioactive material so that it remains in the treated material, and does not enter the environment in an uncontrolled fashion.

         EPA NATIONWIDE PERMIT. In order to treat PCBs within the United States on all non-Superfund sites, a treating entity must obtain a permit from the EPA. Most EPA permits granted to date for PCB destruction are solely for single-site incineration treatment centers. In August 1995, SET was demonstrated to the EPA in order to obtain the Nationwide Permit, which was issued to the Company in March 1996. The Nationwide Permit allows the Company to use SET on-site to treat PCB-contaminated soil at any location in the United States. In addition to soil treatment, the Nationwide Permit allows the Company to treat PCB-contaminated metallic surfaces and waste oils, as well as wastewater (the wastewater is treated by a non-SET process). The Company has also successfully demonstrated SET as a treatment process for organic materials contaminated with PCBs and radionuclides, and has received a draft revised EPA permit for these matrices. The revision is expected to issue in June 1999. When issued, this permit revision will cover the destruction of PCBs in soils, waste oils, organic materials, water, and on metallic surfaces.

         Based on currently published lists of EPA national operating permits, the Company believes that it possesses the only non-thermal PCB treatment technology for multiple applications permitted under the EPA's Alternate Destruction Technology Program. EPA regulations governing permitting have been in effect for more than 15 years, and according to the latest EPA published list of non-thermal destructive processes, only seven companies have met EPA's stringent requirements for commercial operation. Of these, only the Company is permitted for the chemical destruction of such a wide range of PCB-contaminated materials. The EPA's Alternative Destruction Technology Program is designed to encourage remediation technologies as an alternative to incineration.

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


         TEST RESULTS. In more than 1,000 tests using SET, various high levels of contaminants, including PCBs, were reduced to levels approaching non-detectable, with the destruction process occurring in a matter of minutes. The following table lists selected results of these tests.

MATERIAL       CONTAMINANT        PRE-TREATMENT    POST-            DESTRUCTION
--------       -----------        -------------    TREATMENT        EFFICIENCY
                                                   ---------        -----------
Clay           PCB                290 ppm          Less than 1 ppm  99.996%
Sandy          PCB                6,200 ppm        Less than 1 ppm  99.9998%
Oil            PCB                250,000 ppm      Less than 1 ppm  99.99999%
Oil            Dioxin             418 ppm          2 ppt            99.99999%
Soil           Hexachlorobenzene  68 ppm           Less than 2ppm   99.97%
Soil           DDT                180 ppm          .3 ppm           99.998%
Soil           RDX Explosive      3500 ppm         .03 ppm          99.99999%
Mustard Agent                     Pure             299 ppb          99.9999%
Hexane         Acenapthlene                        .01 ppb          99.99999%
Corn Cobs      PCB                                 Less than 2 ppm  99.998%


         These tests were conducted on limited quantities of contaminated material, and there can be no assurance that SET will be able to replicate any of these test results on a large-scale commercial basis or on any specific project.



JOINT VENTURES

         TELEDYNE ENVIRONMENTAL JOINT VENTURE. In August 1996, Commodore Government Environmental Technologies, Inc. ("Government Technologies"), a wholly-owned subsidiary of the Company, entered into a joint venture agreement with Teledyne Environmental, Inc. ("Teledyne Environmental"), a subsidiary of Allegheny Teledyne, Inc., as the exclusive means by which each party (and their affiliates) will pursue the chemical weapons destruction and demilitarization market on a worldwide basis.

Teledyne Environmental is a major provider of contract services to the DOD and DOE. The purpose of the joint venture, known as Teledyne-Commodore, LLC ("the LLC"), a Delaware limited liability company, encompasses all phases of chemical weapons demilitarization including design, engineering, field work, ordinance and residue (heel) neutralization and demilitarization, disposal and reclamation through the use, application and commercialization of the SET process.

         The LLC was selected to participate in the Assembled Chemical Weapons Assessment Program ("ACWA"), created in December 1996, a congressionally mandated program to examine alternative technologies in place of the US Army's baseline incineration technology. When the LLC was formed in 1996, the principal objective was to achieve a level of maturity with the SET process for demilitarization and destruction of chemical warfare agents that would make it competitive within the ACWA program. The LLC was selected to participate in the ACWA program. Fourteen technologies were submitted and seven were down-selected in October of 1997. The LLC's SET technology was one of the seven included for further evaluation.

         During 1998, the LLC optimized the SET process for the destruction of chemical warfare agents. In government approved surety laboratories, the SET process successfully destroyed over three liters of chemical agents, including samples of all US stockpiled chemical warfare agents. Additionally, the LLC demonstrated a patented fluid jet cutting and extraction system at the Redstone Arsenal. The fluid jet cutting and extraction technology successfully deactivated thirty-nine M60 rockets and several Howitzer (150mm) shells. A further down-selection to six technologies was made on May 4, 1998. The LLC's SET process was one of the technologies selected. The US Army briefed the US Congress and the chemical weapons community that all six technologies would be demonstrated in the spring of 1998.

         On July 30, 1998 the US Army announced that there was insufficient funding for all six technologies to be demonstrated. The US Army stated there was funding to demonstrate three technologies and that additional funding would be procured for the other three technologies to be tested. The Army chose the three technologies least expensive to demonstrate (these three were ranked on technical merit 2nd, 5th, and 6th by the US Army). The LLC's SET process was not selected for demonstration. The Company filed a formal protest with the Government Accounting Office (GAO) on August 12, 1998. The protest was denied on September 16, 1998 on the basis that the GAO did not have jurisdiction to review the case. Upon the LLC's application for reconsideration, the GAO reinstated the protest on November 25, 1998. The GAO denied the protest on March 10, 1999. An effort by certain members of the US Congress has failed to secure additional funding to date. The international efforts to utilize the LLC's SET process are ongoing in both Russia and China. The LLC SET process is one of fourteen technologies selected by the Japanese government eligible for consideration in the Japanese government effort to demilitarize chemical warfare agents existing in China.

         Government Technologies and Teledyne Environmental each owns 50% of the equity, profit and losses of the LLC and the Company has made capital contributions of approximately $4.38 million as of December 31, 1998. The Company contributed an additional $204,000 in February 1999. From inception of the LLC to March 31,1999 the Company has made capital contributions of approximately $4.58 million. No additional capital contributions are budgeted for the remainder of 1999. Under the terms of the joint venture agreement, Government Technologies' role concentrates on engineering and site operations relating to the SET process and related equipment. Teledyne Environmental is primarily responsible for site development, facilities engineering, facilities construction and maintenance, utility connections, materials recovery, transportation, waste management and transport and site decommissioning.

         As a result of the decision by the GAO to deny the LLC's protest, and the current financial status of the LLC, the Company has reevaluated the net realizable value of its investment in the LLC. At December 31, 1998, the Company has fully reserved for its investment in the LLC, approved capital contributions outstanding and any receivables due from the LLC.

         In consideration for the Company's interest in the joint venture, the Company licensed SET and corresponding know-how to the joint venture. The Company also licensed the SET process and corresponding know-how to Teledyne Brown Engineering, Inc. ("TBE"), a subsidiary of Allegheny Teledyne, Inc. for use in TBE's existing United States Department of Army Small Burials Contract (the "Small Burials Contract"). TBE's Small Burials Contract is an existing contract covering demilitarization of non-stockpile caches of chemical munitions at up to 25 sites to be designated by the United States Army. Under the terms of such license, the Company receives a royalty equal to 8% of TBE's net sales revenues derived from the Small Burials Contract. There have been no royalties received through December 31, 1998.


         NEW BEDFORD HARBOR PROJECT. The New Bedford, Massachusetts harbor and waterfront area contains some of the highest concentration of PCBs in the nation and, in 1982, this 18,000-acre site was placed on the EPA's Superfund national priorities list. In August 1995, the Company and RCC-Ionics submitted a proposal to conduct a feasibility study in support of their respective technologies for the extraction (utilizing the RCC technology) and destruction (utilizing the SET technology) phases of this $80.0 million project. By the end of 1997, the Citizens' Forum selected the SET technology as one of two destruction phase technologies that would be recommended for further evaluation for the project. The RCC technology was selected as one of two extraction phase technologies that would be recommended for further evaluation for the project.

         Early in 1998, after the New Bedford Citizens' Forum had completed its work of selecting the preferred separation and destruction remediation technologies for the New Bedford Sawyer Street Superfund Site, two New Bedford Councilmen and the City Solicitor asked that the group reconsider the use of these technologies. They asked that options of off-site landfilling, and off-site incineration be re-evaluated. The latter method was revised to include off-site destruction, after Commodore pointed out that its EPA permit stated the SET process was equivalent to incineration. In May 1998 the Forum decided to hold public meetings covering these two options. These June meetings resulted in a consensus that off-site treatment was preferred to on-site treatment activities. In late June, the citizens abandoned their two major objectives for the PCB contaminated wastes - all treatment and disposal to be done on-site and without incineration. The citizens recommended to EPA that the sludge be dewatered on-site and landfilled off-site. This selected option was also the least costly, as had been pointed out by EPA several years earlier. However, at that time, the Forum had summarily rejected off-site treatment and disposal. The current EPA Record of Decision specifies dewatering and landfilling as the preferred remediation method for this site.


CONTRACTS

         ICF KAISER TEAMING AGREEMENT. In March 1997, Advanced Sciences entered into a teaming agreement with ICF Kaiser to utilize the Company's SET technology to remediate mixed waste at Los Alamos National Laboratory ("LANL") in New Mexico and provide support services. Under ICF Kaiser's primary contract with the DOE, ICF Kaiser was investigating and cleaning-up soils at LANL and on former LANL property that may have contained hazardous and radioactive materials. The teaming agreement specifies that Advanced Sciences will provide the SET technology under a subcontractual arrangement along with environmental engineering and other services, including remediation and safety services, technical task support and health physics for implementation of tasks. Pursuant to the terms of the teaming agreement, Advanced Sciences will be reimbursed for time and materials expended on projects completed pursuant to the agreement and will receive fees averaging 5.5% of its costs. ICF Kaiser, Inc. announced that it had been awarded a five-year contract valued at up to $40 million to conduct environmental restoration and cleanup projects at Los Alamos National Laboratory in New Mexico. CAS is a team member of this project having entered into a teaming agreement with ICF Kaiser to utilize the Company's SET Technology to remediate mixed waste and to provide support services. ICF Kaiser is in the process of completing final negotiating of their contract with Los Alamos.

         LOCKHEED MARTIN MEMORANDUM OF UNDERSTANDING. In December 1997, Advanced Sciences also entered into a memorandum of understanding (MOU) with Lockheed Martin Advanced Environmental Systems, Inc. to jointly pursue environmental remediation projects utilizing the Company's SET technology. Under the MOU, the companies agreed, beginning in late January 1998, to employ the SET technology at Lockheed Martin's laboratory in Las Vegas, Nevada to treat certain mixed waste streams. This work was successfully completed in October 1998.

         WASTE CONTROL SPECIALISTS (WCS) MEMORANDUM OF UNDERSTANDING (MOU):
Advanced Sciences signed an MOU with WCS in August, 1998. WCS operates a broad-based waste treatment, storage and disposal facility in Texas. The agreement is intended to establish the first permanent SET process installation at a facility that is permitted and licensed to treat and store mixed waste as well as hazardous waste.

         OPERATIONAL TECHNOLOGIES CORP (OPTECH) CONTRACT: In August 1998, Advanced Sciences was awarded a contract to utilize the solvated electron technology (SET) process to treat PCB-contaminated soil located at a Pennsylvania Air National Guard Facility. The contract has a value of $229,650. This contract will deploy the third generation SET process equipment, the SET processing machinery capable of processing ten tons a day, named the S-10.


         DAMES & MOORE GROUP AGREEMENT (D&M): In January 1999, the Company entered into a formal agreement with D&M for the use of its proprietary technology to destroy radioactive contaminated sodium and sodium potassium mixtures at several domestic DOE sites domestically and at selected international locations, where D&M is already participating in site cleanup of cold war legacy waste. Dames & Moore Group is identifying sodium metal stores that can be combined with mixed waste contamination projects where the SET technology can be reliably and cost-effectively applied.

         REFRIGERANT (CFC) CAPABILITIES

         Through CFC Technologies, the Company has licensed a patented technology from Refrigerant Services, Inc., a Canadian corporation located near Halifax, Nova Scotia, which can effectively separate several refrigerant and Halon mixtures in a cost-effective manner, and employed this technology through an operating joint venture with Solvents Australia Limited. The Company discontinued all business associated with CFC Technologies in July 1998 due to uncertainties in the market and because the Company wished to focus its resources on its primary technology, SET.

LIQUID WASTE TREATMENT--COMMODORE SEPARATION TECHNOLOGIES, INC

         The Company, through Separation, had developed and was in the process of commercializing its separation technology and recovery system known as SLiM(TM). Based on its continuing research and development program, the Company believes that SLiM(TM) can separate and recover solubilzed metals, radionuclides, biochemicals and other targeted elements from aqueous waste streams. The Company believes that SLiM(TM) is a superior and cost-effective alternative to other existing forms of membrane filtration technology in that it requires lower initial capital costs and lower operating costs; is environmentally safe, in most instances producing no sludges or other harmful by-products which would require additional post-treatment prior to disposal; can extract metals, organic chemicals and other elements and compounds in degrees of concentration and purity which permit their reuse.

         CONTRACTS

         PORT OF BALTIMORE CONTRACTS. In November 1997, Separation was awarded its first commercial project by the State of Maryland and entered into a multi-year, sole-source contract ($250,000 lump-sum 2 year lease payment plus an annual royalty payment) with Maryland Environmental Service (MES) for the removal of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. The SLiM equipment was installed and went into commercial operation in February 1999.

         In February 1998, Separation was awarded its second commercial project by the State of Maryland and entered into another multi-year, sole-source contract ($350,000 lump-sum 2 year lease payment plus an annual royalty payment) with MES for the removal of chromium-contaminated leachate at Dundalk Marine Terminal at the Port of Baltimore. Separation is scheduled to commission this installation in April of 1999.

The Company transferred its 87% interest in Separation to Environmental as of September 28, 1998. (See Recent Sales of Unregistered Securities--September 1998 Exchange of Debt for Series B, C, D, Preferred Stock and Separation Stock)

ENVIRONMENTAL MANAGEMENT--COMMODORE ADVANCED SCIENCES, INC.

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

         CONTRACTS

         WASTE ISOLATION PILOT PLANT (WIPP) CONTRACT EXTENSION: In November 1998, Advanced Sciences was awarded a two-year extension by the DOE on its existing Carlsbad Area Office Technical Assistance Contract. Advanced Sciences will provide technical assistance to the DOE's Carlsbad Area Office in support of the permitting and operation of the Waste Isolation Pilot Plant (WIPP) in Carlsbad, New Mexico. Pursuant to the WIPP Contract, Advanced Sciences manages the efforts of approximately 80 personnel who provide support covering functional areas such as regulatory assurance, waste packaging and transportation, and facility operations. The WIPP Contract is structured as a cost plus 5.25% fee agreement. Based on current billings under the WIPP Contract of approximately $900,000 per month, Advanced Sciences estimates that revenues will reach approximately $10 million per year over the next two years as a result of the extension of the contract.

         ROCKY FLATS CONTRACT. Under a basic ordering agreement from Kaiser-Hill Company, LLC, the site operating contractor, Advanced Sciences is currently providing technical, engineering and scientific support for the closedown and cleanup of the DOE facility at Rocky Flats, Colorado (the "Rocky Flats Contract"). Pursuant to the Rocky Flats Contract, approximately 40 Advanced Sciences personnel are involved in activities such as environmental monitoring, health monitoring, engineering design and documentation support with respect to the facility. The Rocky Flats Contract, which extends through the end of 1999, is structured as a time and materials contract that provides for a fee averaging 5.5% of costs. Advanced Sciences' billings under the Rocky Flats Contract are approximately $400,000 per month.

         TETRA TECH CONTRACT. In November 1998, Advanced Sciences was awarded a five-year subcontract under Tetra Tech's $20 million contract with Bechtel Jacobs Co, LLC for general engineering support on environmental management work at the U.S. DOE's Oak Ridge, TN site. Advanced Sciences estimates that this subcontract may have an estimated value of $3 to $5 million over a 5-year period.

MARKETS AND CUSTOMERS

         GENERAL

         The Company markets its services and technologies to governmental and industrial customers throughout the United States. The Company also plans to target customers in markets abroad, particularly in the Far East. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. During the year ended December 31, 1998, sales of approximately 12% of the Company's environmental management services were to private sector customers and sales of approximately 88% were derived from contracts with federal, state and municipal government agencies. Contracts with these governmental customers generally may be terminated at any time at the option of the customer. In 1998, Advanced Sciences' WIPP Contract and Rocky Flats Contract accounted for approximately 62% and 23%, respectively of the Company's sales. No other project accounted for more than 10% of the Company's sales for such period. The Company benefits substantially from its long-term relationships with many of its customers which result in a significant amount of repeat business.


         SOIL DECONTAMINATION

         The Company anticipates that the initial market for commercial applications of SET will be the hazardous and mixed waste and industrial by-products treatment and disposal market. Mixed waste is material that contains both a hazardous and radioactive component. The most common methods of treatment and disposal of hazardous wastes and industrial by-products include landfilling, chemical and biological treatment and incineration. Most of the current treatment and disposal methods entail air pollution and transportation risks. In a mixed waste, both hazardous and nuclear regulations apply, making disposal difficult if not impossible. Currently, there exist very limited disposal options and these may not provide a permanent solution. Certain of these treatment and disposal methods result in large volumes of residual waste, which may require further treatment prior to disposal. As a result, a number of these methods are encountering increased public resistance and added regulatory oversight.

         As with any new technology or process, there has been initial resistance to the use of SET on a large scale, especially in connection with a strong vested interest on the part of the United States military (based on substantial expenditures and commitments previously made) to use incineration for the destruction of weapons. In addition, other prospective projects for the Company have already been committed to other forms of destruction technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, biological treatment, catalytic electrochemical oxidation and supercritical wet oxidation. The Company, and its collaborative partners, have been attempting to overcome such competition by introducing SET in smaller clean-up projects and through feasibility studies demonstrating its applicability to larger projects, such as the clean-up of hazardous waste at Harrisburg, PA and performing mixed waste remediation at the WCS site in Andrews, Texas. The SET process provides a significant advantage by allowing the processed material to be disposed of as a non-mixed waste by destroying the hazardous component.

         It may also be anticipated that, over an extended period, the market for decontamination of hazardous materials will continue to decline as past environmental degradation is corrected, and as the private and public sectors limit further pollution through prohibitions on production and use of a broad range of hazardous materials and through the modification and improved efficiency of various manufacturing processes. The mixed waste market is one of the few areas that shows growth and has limited competition when compared to the general hazardous waste market. The SET process brings a unique solution to the problem of remediating mixed waste.

         ENVIRONMENTAL MANAGEMENT

         Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to increase its annual spending level for environmental services to approximately $11.2 billion by the end of 1999. The DOD and DOE are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies has a long-term record for providing environmental services to the United States government.

RAW MATERIALS

         The Company has historically experienced no difficulty in obtaining components used in the SET process for which it relies on a broad range of suppliers. Nevertheless, business disruptions or financial difficulties of such suppliers, shortages or other causes beyond the Company's control, could adversely affect the Company by increasing the cost of goods sold or reducing the availability of such components. If the Company were unable to obtain a sufficient supply of required components, it could experience significant delays in the furnishing of components used in the SET process, which could result in the loss of orders and customers and could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, if the cost of finished components were to increase, there can be no assurance that the Company would be able to pass such increase on to its customers. The use of outside suppliers also entails risks of quality control and disclosure of proprietary information.

BACKLOG

         At December 31, 1998, total backlog for the Company was approximately $80,000,000, as compared with approximately $109,250,000 as of December 31, 1997. Approximately $46,000,000 of the total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. The remaining backlog of approximately $34,000,000 represents the Company's current estimate of work for which the Company has been notified that it has been chosen for a project but where a contract has not yet been finalized. The Company estimates that approximately $18,500,000 of the total backlog represents work, which will be completed in the next 12 months. Backlog amounts have historically resulted in revenue; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were $2,722,000 and $3,074,000 for the years ended December 31, 1998 and 1997, respectively of which approximately $1,299,000 and $1,390,000 respectively, were attributable to Separation.

INTELLECTUAL PROPERTY

         Solution has sixteen United States and twenty foreign patents which were issued from 1987 to 1998, and which relate to SET, electrochemistry of halogenated organic compounds, separation and destruction of CFCs and decontamination of soils containing mercury and radioactive metals. Solution also has one Canadian and one Japanese patent relating to its SET technology. The Company has patents pending relating to the destruction of chemical warfare agents and explosives. The Company has four US patent applications pending.

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

         ENVIRONMENTAL MANAGEMENT. Advanced Sciences has been primarily engaged in providing environmental engineering and scientific support services to United States government agencies, such as the DOE and DOD. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to increase its spending level for environmental services to approximately $11.2 billion by the end of 1999. The DOE and DOD are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environmental services to the United States government.

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

EMPLOYEES

         As of March 31, 1999, the Company (including all of its direct and indirect subsidiaries) had a total of 111 full-time employees, of which approximately 82 are engineers, scientists and other professionals. None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.


ITEM 2.  PROPERTIES.

         The Company's principal executive offices are located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, a director and principal stockholder of Environmental and a director of the Company, Solution, Separation, Advanced Sciences and certain other subsidiaries and affiliates of the Company. Such space also serves as the principal executive offices of Environmental and certain of its affiliates. The lease for the New York City space expired in December 1998.

         The Company leased marketing offices located in approximately 2,200 square feet of office space in McLean, Virginia under a lease expiring in May 2002. The Company paid $2,500 per month under the lease. The lease was terminated effective December of 1998 with the payment of a lease termination fee of $40,000. All marketing functions were transferred to the Advanced Sciences principal offices in Albuquerque, New Mexico in late 1998.

         The Company leased approximately 21,000 square feet of space in Houston, Texas, for testing, additional research and development, equipment demonstration and assembly, and executive and administrative offices. Such space also served as the principal accounting offices of Solution. The Company paid $6,800 per month under the lease for the Houston space, which expires in June 2000. The leased offices were sublet in January 1999. The Company continues to pay approximately $3000 per month for the Houston space after the sublet off-set. All accounting functions were transferred to the Advanced Sciences principal offices in Albuquerque, New Mexico in January 1999.

         The Company rents approximately 5000 square feet of space in Marengo, Ohio, for testing, additional research and development, equipment demonstration and assembly and executive offices. The Company pays $2500 per month under the rental agreement for the Marengo space, which is on a month to month basis. All laboratory research and development functions were transferred to the Marengo facility in November 1998.

         Advanced Sciences' principal executive and administrative offices are located in approximately 7,500 square feet of space in Albuquerque, New Mexico under a lease expiring in November 2001. Advanced Sciences also leases small space for field operations in Carlsbad and Los Alamos, New Mexico, Oak Ridge, Tennessee and Lakewood, Colorado.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in litigation incidental to the conduct of its business. Management believes that none of this litigation, individually or in the aggregate, is material to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock and Warrants began trading publicly on June 28, 1996 at initial public offering prices of $6.00 per share and $0.10 per Warrant and are traded on the American Stock Exchange ("Amex") under the symbols CXI and CXIW, respectively. On March 31, 1999, there were 113 holders of record of Common Stock and 35 holders of record of Warrants.

         The following table sets forth, for the fiscal periods shown, the high and low sale prices (rounded to the nearest cent) for the Common Stock and Warrants as reported on the Amex.

                                            COMMON STOCK         WARRANTS
                                          -----------------   ----------------
                                            HIGH     LOW       HIGH     LOW
                                          -------- --------  -------- --------
FISCAL 1997
    First Quarter........................   9.00     4.00      3.75     1.00
    Second Quarter.......................   8.25     5.25      2.88     1.13
    Third Quarter........................   5.94     4.13      1.63     0.81
    Fourth Quarter.......................   5.25     1.50      1.63     0.31

FISCAL 1998
    First Quarter........................   6.75     2.56      2.06     0.75
    Second Quarter.......................   5.19     1.75      1.50     0.63
    Third Quarter........................   2.81     0.19      0.81     0.06
-   Fourth Quarter.......................   0.75     0.25      0.25     0.03


DIVIDEND INFORMATION

         The holders of the Company's 7% Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), were entitled to receive if, when and as declared by the Board of Directors out of funds legally available therefor, cumulative dividends at the rate of $7.00 per share per annum, payable at the time of conversion, either in cash or, at the election of the Company, by delivery of shares of Common Stock at the conversion price then in effect. As of December 31, 1998, the Company had issued a total of 15,173 shares of Common Stock as dividends in kind with respect to the Series A Preferred Stock, the total dollar value of which is approximately $37,318. Of this total amount, 6,252 shares of the Company's Common Stock were issued in 1998, the total value of which is approximately $14,000. See
"-- Recent Sales of Unregistered Securities -- August 1997 Private Placement of Series A Preferred Stock."

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

RECENT SALES OF UNREGISTERED SECURITIES

         SEPTEMBER 1998 EXCHANGE OF DEBT FOR SERIES B,C,D, PREFERRED STOCK AND SEPARATION STOCK

         On December 25, 1998, the Company consummated the transfer of all 10,000,000 of its shares of Common Stock, par value $.001 per share (the "Separation Stock"), of Separation, representing approximately 87% of the issued and outstanding shares of capital stock of Separation, to Environmental as part of a debt repayment plan between the Company and Environmental. The transfer was effective as of September 28, 1998. Environmental currently owns approximately 35% of the outstanding shares of Common Stock of the Company.

         As a result of the repayment, the Company has repaid all of its $6,756,000 debt to Environmental by exchanging the debt for (i) the Separation Stock (as repayment of $1,250,000 of debt); (ii) 20,909 shares of newly created 6% Series B Convertible Preferred Stock of the Company (as repayment of $2,090,870 of debt); (iii) 10,189 shares of newly created 6% Series C Convertible Preferred Stock of the Company (as repayment of $1,018,864 of debt);
(iv) 20,391 shares of newly created 6% Series D Convertible Preferred Stock of the Company (as repayment of $2,039,100 of debt); (v) assignment to Environmental of an account receivable due to the Company from Separation in the amount of $357,000 (as repayment of $357,000 of debt); and (vi) amendment of an existing warrant owned by Environmental to purchase 1,500,000 shares of the Company's Common Stock to reduce the exercise price of such warrant from $10.00 per share to $1.50 per share. The terms of the debt restructuring were determined as a result of arm's-length negotiations between representatives of both the Company and Environmental, and were supported by fairness opinions by an independent, third-party appraiser.


         FEBRUARY 1998 INTERCOMPANY NOTE

         In February 1998, Environmental provided a $5,450,000 unsecured loan to the Company, evidenced by the Company's 8% non-convertible note (the "Intercompany Note"). Pursuant to the terms of the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note is payable at the rate of 8% per annum, semiannually in cash. The unpaid principal amount of the Intercompany Note is due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, subject to certain conditions. The Company used the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. This Intercompany Note was fully paid off effective September 28, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions--February 1998 Intercompany Note."

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

         OCTOBER 1997 PRIVATE PLACEMENT OF COMMON STOCK

         In October 1997, the Company sold 700,000 shares (the "Private Placement Shares") of Common Stock (of which 600,000 shares were sold at $3.675 per share and 100,000 shares were sold at $3.93125 per share) for an aggregate purchase price of approximately $2.6 million in a private placement (the "October 1997 Private Placement") to certain "accredited investors" as such term is defined in Rule 501 under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to the terms of such sale, if, during the 12-month period ending September 30, 1998 (the "Reset Period") the Company (i) sells any shares of Common Stock, (ii) issues any securities convertible into or exercisable for Common Stock, or (iii) issues any shares of Common Stock during such Reset Period (but not thereafter) upon conversion of the Series A Preferred Stock, in each case, for a selling price, conversion price or exercise price per share which shall be lower than the per share purchase price of the Private Placement Shares (such lower price being the "Reset Price"), the per share purchase price will be adjusted downward at the end of the Reset Period to equal the Reset Price. At December 31, 1997, the aggregate price reset liability was $1,198,000. This amount was recorded as an adjustment to the original purchase price and accrued as a liability. The Company issued an additional 599,063 shares to the holders of the Private Placement Shares on October 2, 1998 in connection with the Price Reset Provision. The Reset Price and the subsequent share issuance was at $2.00 per share of Common Stock.

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

         In March 1998, the Company prepaid $2.0 million of the Convertible Note by (i) paying Environmental the sum of $500,000 in cash and (ii) transferring to Environmental a promissory note, dated August 30, 1996, in the principal amount of $1.5 million (the "LPM Note") from Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corporation, a Delaware corporation ("Lanxide"). Lanxide, which specializes in the manufacture of ceramic bonding and refractory materials, is related to the Company by significant common beneficial ownership. To induce Environmental to accept the Company's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into Common Stock), the Company issued to Environmental an additional warrant to purchase up to 514,000 shares of Common Stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of the Common Stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000. The remaining balance of this Intercompany Convertible Note was paid off effective September 28, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions--September 1997 Intercompany Note."

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table presents selected financial data of the Company, as of December 31, 1998, for the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998. The following selected historical data is derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                    YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------
                                     1994       1995       1996       1997       1998
                                   --------   --------   --------   --------   --------
Revenue:
  Contract revenue ..............  $   --     $   --     $  5,123   $ 19,493   $ 17,470
Cost of sales:
  Cost of sales .................      --         --        4,136     16,325     15,421
  Research and development ......       380      1,815      2,022      3,074      2,722
  General and administrative ....     1,369      1,773      3,412     12,196      8,118
  Depreciation and
    amortization ................      --         --          561      1,282      1,150
  Minority interests ............      --         --         --          (82)       300
  Write-off of in-process
    technology ..................     2,424       --         --         --         --
                                   --------   --------   --------   --------   --------

Loss from operations ............    (4,173)    (3,588)    (5,008)   (13,302)   (10,241)

  Gain on sale of affiliate .....      --         --         --         --        4,664
  Interest income ...............         7          6        477        745        337
  Interest expense ..............      (551)      (274)      (617)    (1,310)    (1,066)
  Equity  in net  losses  of
    subsidiary ..................      --         --         (495)    (1,827)    (2,383)
                                   --------   --------   --------   --------   --------
Loss before income taxes
  and extraordinary item ........    (4,717)    (3,856)    (5,643)   (15,694)    (8,689)
  Income taxes, benefit .........      --         --         --         --        1,262
                                   --------   --------   --------   --------   --------
Net loss-before extraordinary
  item ..........................    (4,717)    (3,856)    (5,643)   (15,694)    (7,427)

  Extraordinary item Gain on
    troubled debt restructuring .      --         --         --         --        1,892
                                   --------   --------   --------   --------   --------
Net loss ........................  $ (4,717)  $ (3,856)  $ (5,643)  $(15,694)  $ (5,535)
                                   ========   ========   ========   ========   ========

Net loss per share--basic .......  $  (0.31)  $  (0.26)  $  (0.31)  $  (0.73)  $  (0.32)
  and diluted Extraordinary
    item per share ..............      --         --         --         --         0.08
                                   --------   --------   --------   --------   --------
Net loss per share--basic
  and diluted ...................  $  (0.31)  $  (0.26)  $  (0.31)  $  (0.73)  $  (0.24)
                                   ========   ========   ========   ========   ========

Weighted  average  number  of
  shares ........................    15,000     15,000     18,100     21,844     23,194
                                   ========   ========   ========   ========   ========



CONSOLIDATED BALANCE SHEET DATA:
                                                          DECEMBER 31,
                                   ----------------------------------------------------
                                     1994       1995       1996       1997       1998
                                   ---------  --------   --------   --------   --------

Cash and cash equivalents .......  $   --     $      4   $ 12,076   $ 13,151   $  1,798
Total assets ....................       856      1,091     33,456     29,696     15,617
Long term debt ..................      --         --           29         19       --
Total liabilities ...............     5,542      9,633     13,380     10,521      3,709
Minority interests ..............      --         --         --        6,645       --
Stockholders' equity ............    (4,686)    (8,542)    20,076     11,654     11,908


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues were $17,470,000 for the year ended December 31, 1998, compared to $19,493,000 for the year ended December 31, 1997. Revenues in 1998 were primarily from engineering and scientific services performed for the United States government under a variety of contracts similar to those in place in 1997. The decline in revenues is primarily the result of less subcontract work being performed in 1998. The government decided to deal directly with the subcontractor rather than having Advanced Sciences subcontract this work on behalf of the government. The government took this action, as the subcontracts became too large. Cost of sales decreased from $16,325,000 for 1997 to $15,421,000 for 1998. A reduction in cost of sales at Advanced Sciences resulted from decreased revenues. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         For the year ended December 31, 1998, the Company incurred research and development costs of $2,722,000, as compared to $3,074,000 for the year ended December 31, 1997. In 1998, the Company invested more money in capital expenditures and less in laboratory work and consultants than it had in 1997. Research and development costs include salaries, wages, other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset.

         General and administrative expenses for the year ended December 31, 1998 were $8,118,000, as compared to $12,196,000 for the year ended December 31, 1997. This decrease reflects the impact of some restructuring steps the Company made in 1997 and the fourth quarter of 1998. Also, the Company only shows nine months of expenses for Separation as this subsidiary was sold September 28, 1998. In 1998, the Company recorded a $486,000 reserve through general and administrative expenses to reflect the costs to be incurred in 1999 for severance pay for laid off employees. This reserve also recognizes the liability for certain administrative and laboratory offices that have been closed, but for which some lease commitments continue.

         In 1998, the Company completed a debt restructuring plan which, in part, had the Company transfer all 10,000,000 of its shares of Separation stock (representing approximately 87% of the issued and outstanding shares of capital stock of Separation) to an LLC wholly owned by Environmental. The transfer was effective as of September 28, 1998. Accordingly, the 1998 consolidated financial statements of the Company include the activity of Separation only through September 28, 1998. As a result of this sale, the Company recognized a gain of $4,664,000.

         The debt-restructuring plan also included an exchange of the Company's preferred stock for debt it owed to Environmental. The Company recorded an extraordinary gain before tax from this early extinguishment of debt of $3,154,000. This represents the difference between the value assigned to the preferred stock (based on a third-party appraisal) and the net book value of the debt forgiven.

         The decrease in interest income of $408,000 from 1997 to 1998 reflects the reduction in cash reserves of the Company and its subsidiaries and therefore the reduction of funds available for investing. The decrease in interest expense of $244,000 from 1997 to 1998, represents savings from the reduction of the average line of credit balance between years.

         Equity in net loss from unconsolidated subsidiary for the year ended December 31, 1998 was $2,383,000 as compared to $1,827,000 for the year ended December 31, 1997. This was due to increased cost of revenues and increased bid and proposal costs incurred by the LLC in 1998 while protests were being filed with the GAO. See BUSINESS--Joint Ventures.

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

         For the year ended December 31, 1997, the Company incurred research and development costs of $3,074,000, as compared to $2,022,000 for the year ended December 31, 1996. Research and development costs include salaries, wages, other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in those costs related to the design or construction of an asset having an economic useful life are capitalized, and December 31, 1997, as compared to the year ended December 31, 1996, primarily due to the continued use of independent consultants in the development of SET. In addition, the Company hired additional technical and operational personnel to develop the SET and SLiM(TM) processes.

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

         In August 1996, the Company loaned $1.5 million to LPM, a wholly-owned subsidiary of Lanxide, evidenced by the LPM Note. Lanxide is related to the Company by significant common beneficial ownership. The LPM Note is collateralized by the assets of PLM and guaranteed by Lanxide. The PLM Note became due on February 28, 1998. In March 1998, the Company transferred the PLM Note to Environmental, together with $500,000 in cash, as partial prepayment of the $4.0 million unsecured loan from Environmental to the Company in September 1997. See "Market for Registrant's Common Equity and Related Stockholder Matters Recent Sales of Unregistered Securities" September 1997 Intercompany Convertible Note" and "Certain Relationships and Related Transactions September 1997 Intercompany Convertible Note."

         In December 1996, the Company acquired (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of CFC Technologies from Environmental, as part of a corporate restructuring of Environmental to consolidate all of its current environmental technology businesses with the Company. In addition, Environmental assigned to the Company outstanding Separation notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to Separation, which the Company has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and CFC Technologies to the Company, the Company paid Environmental $3.0 million in cash and issued to Environmental a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Company Common Stock at an exercise price of $15.00 per share, valued at $2.4 million. See "Certain Relationships and Related Transactions Organization and Capitalization " and "February 1998 Intercompany Note."

         In April 1997, Separation completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11,100,000. Such funds were used primarily to finance Separation's operations through 1998.

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

         In September 1997, Environmental provided the Company with a $4.0 million unsecured loan, evidenced by the Convertible Note due August 31, 2002. In connection with the Convertible Note, the Company issued warrants to purchase 1,000,000 shares of Common Stock to Environmental valued at $660,000 and provided a beneficial conversion privilege with an intrinsic value of $750,000 as of the date of the transaction. In March 1998, the Company prepaid $2.0 million of the Convertible Note by (i) paying Environmental the sum of $500,000 in cash and (ii) transferring to Environmental a promissory note, dated August 30, 1996, in the principal amount of $1.5 million (the "LPM Note") from Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corporation, a Delaware corporation ("Lanxide"). Lanxide, which specializes in the manufacture of ceramic bonding and refractory materials, is related to the Company by significant common beneficial ownership. To induce Environmental to accept the Company's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into Common Stock), the Company issued to Environmental an additional warrant to purchase up to 514,000 shares of Common Stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of the Common Stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000. The remaining balance of this Intercompany Convertible Note was paid off by December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions--September 1997 Intercompany Note."

         At December 31, 1998 and 1997, ASI had a $361,000 and $1,199,000
outstanding balance, respectively, on various revolving lines of credit. In August 1998, ASI refinanced their line of credit. The line of credit is not to exceed 75% of eligible receivable or $2,000,000 and is due August 4, 2000 with interest payable monthly at prime plus 1.5 percent (9.25 percent as of December 31, 1998). The credit line is collateralized by the assets of CASI and is guaranteed by Applied. This line of credit contains certain financial covenants and restrictions including minimum ratios that ASI must satisfy. ASI was in compliance with the covenants at December 31, 1998 and 1997.

         In addition, the line of credit agreement stipulates that no payments shall be made to the Company other than monthly scheduled payments of principal with respect to $6,300,000 of subordinated indebtedness owed by ASI to the company (which is eliminated in consolidation) and intercompany indebtedness not to exceed $20,000 in any month. In addition, ASI shall not incur indebtedness in excess of $25,000, other than trade payables, the above subordinated indebtedness and other contractual obligations to suppliers and customers incurred in the ordinary course of business.

         In February 1998, Environmental provided the Company with a $5,450,000 uncollateralized loan, evidenced by the Intercompany Note due on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, subject to certain conditions. The Company has used the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. During 1998, the Company repaid $828,000 of the principle balance on this Note before the Note was paid off in its entirety through the September 28, 1998 transaction described below. In connection with the loan, the Company amended and restated in its entirety a five-year warrant to purchase 7,500,000 shares of Common Stock issued to Environmental on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, the Company issued to Environmental an additional five-year warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $10.00 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

         Effective September 28, 1998, the Company repaid $6,756,000 of its debt to Environmental (representing the balances on the September, 1997 Convertible Note and the February, 1998 Intercompany Note) by exchanging the debt for (i) 10,000,000 shares of Separation Common Stock (as repayment of $1,250,000 of debt; (ii) 20,909 shares of newly created 6% Series B Convertible Preferred Stock of the Company (as repayment of $2,090,870 of debt); (iii) 10,189 shares of newly created 6% Series C Convertible Preferred Stock of the Company (as repayment of $1,018,864 of debt); (iv) 20,391 shares of newly created 6% Series D Convertible Preferred Stock of the Company (as repayment of $2,039,100 of debt); (v) assignment to Environmental of an account receivable due to the Company from Separation in the amount of $357,000 (as repayment of $357,000 of debt); and (vi) amendment of an existing warrant owned by Environmental to purchase 1,500,000 shares of the Company's Common Stock at $10.00 per share, reducing the exercise price to $1.50 per share. The terms of the debt restructuring were determined as a result of arm's length negotiations between representatives of both the Company and Environmental, and were supported by fairness opinions by an independent, third-party appraiser. Environmental currently owns approximately 35% of the outstanding shares of the Company's common stock. See "Certain Relationships and Related Transaction" and "Market for Registrant's Common Equity and Related Stockholder Matters Recent Sales of Unregistered Securities."

         As part of this restructuring plan, the Company consummated the transfer of all 10,000,000 of its shares of Common Stock, par value $.001 per share (the "Separation Stock"), of Separation, representing approximately 87% of the issued and outstanding shares of capital stock of Separation to Commodore Environmental Services LLC, a Delaware limited liability company wholly owned by Commodore. The transfer is effective as of September 28, 1998. Accordingly, the 1998 consolidated financial statements of the Company, include the activity of Separation only through September 28, 1998. As a result of this sale, the Company recognized a gain of $4,664,000.

         Also, the Company has entered into a non-binding letter of intent to purchase Global Energy Investors, LLC ("GEI"). The Company believes that this transaction will be received positively by the investment community and will allow the merged companies to raise $10,000,000 in new equity capital. This transaction is scheduled to be completed in the third quarter of 1999.

         For the year ended December 31, 1998, the Company incurred a net loss of $5,535,000. As compared to a net loss of $15,694,000 for the year ended December 31, 1997.

         As shown in the financial statements for the years ended December 31, 1998, 1997 and 1996, the Company incurred losses exclusive of their gain on the sale of affiliate and extraordinary item of $13,353,000, $15,694,000 and $5,643,000,respectively. The Company has also experienced net cash outflows from operating activities of $9,155,000, $8,220,000 and $7,159,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, 1997 and 1996 the Company had working capital of $1,817,000, $11,170,000 and $8,838,000, respectively, and stockholders' equity of $11,908,000, $11,654,000 and $20,076,000, respectively. The Company's decrease in working capital and stockholders' equity from December 31, 1996 to December 31, 1998 is principally due to the net loss for the period.

         Although the Company believes its capital requirements for the remainder of 1999 will be met through the development of its business, the Company will be required to obtain financing through external sources. The Company is currently looking at various alternatives to fund its cash needs until its operations generate an adequate positive cash flow. It is the intent of the Company to have its subsidiary, Advanced Sciences, begin repayment of an intercompany loan by borrowing funds through its line of credit to maximize use of the funds available under the line of credit. The Company anticipates that the funds available from full utilization of the line of credit are approximately $500,000. Also, the Company is in final negotiations to complete an equipment financing loan which will provide the Company with approximately $1,400,000 working capital and sufficient funds to complete a second S10 (SET technology, 10 ton a day) unit. This financing should be available in the second quarter of 1999. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company.



NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards of approximately $31,000,000, which expire in the years 2000 through 2018. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

YEAR 2000 CONSIDERATIONS

         Many existing computer systems and software products are coded to accept only two-digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish between years beginning with "19" from those beginning with "20." As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. If uncorrected, many computer applications could fail or create erroneous results by or at the year 2000.

         The Company believes that its mainframe database and operating systems are year 2000 compliant, meaning that they may be able to operate without error in dates and date-related data, including calculating, comparing, indexing and sequencing, prior to on and after January 1, 2000. However, certain of the Company's software applications utilized to bill customers and maintain finance and accounting records are coded using two digits rather than four to define the applicable year. The Company is working with its major software vendor to assure that proper modifications will be made to such applications and anticipates such modifications will be completed by June 1999. The Company also relies, directly and indirectly, on external systems of its customers (primarily U.S. government agencies and contractors), suppliers, creditors, financial organizations and governmental entities. Consequently, the Company could be affected through the disruptions in the operations of the enterprises with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by year 2000 issues as companies expend significant resources to make their current systems year 2000 compliant.

         The Company has not quantified the total costs required to become year 2000 compliant, but does not expect that the cost of addressing any year 2000 issues will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. As of December 31, 1998, the total costs incurred to address the Company's year 2000 issues have not been material (approximately $61,500). However, if the Company, its customers or vendors encounter any unanticipated delays in, or costs associated with, the resolution of any year 2000 issue, the

Company's business, financial condition and results of operations could be materially adversely affected. Accordingly, the Company plans to devote the necessary resources to becoming year 2000 compliant in a timely manner and intends to create a contingency plan by July 1999 to handle any year 2000 problems.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the Company are included on pages F-1 through F-30 of this Annual Report and are incorporated herein by reference. The financial statements of the Company's significant subsidiary, Teledyne-Commodore, LLC, are also included on pages F-31 through F-42 of this Annual Report and are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the Company's fiscal year ended December 31, 1998, there were no disagreements between the Company and its independent accountants, PricewaterhouseCoopers LLP, on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreements in connection with its report.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


EXECUTIVE OFFICERS AND DIRECTORS


         The names and ages of the executive Officers and Directors of the Company, and their positions with the Company as of March 31, 1999, are as follows:

NAME                          AGE    POSITION
----                          ---    --------
Paul E. Hannesson             58     Chairman of the Board, President and Chief
                                     Executive Officer

Peter E. Harrod, P.E.         49     President of Commodore Advanced Sciences

William E. Ingram             53     Vice President and Controller

James M. DeAngelis            38     Vice President-Finance and Treasurer

Kenneth L. Adelman            50     Director

Bentley J. Blum               57     Director

Herbert A. Cohen              65     Director

David L. Mitchell             77     Director

William R. Toller             67     Director

Edward L. Palmer              81     Director

----------------------

         PAUL E. HANNESSON has been a director of the Company since March 1996 and was appointed Chairman of the Board in November 1996. Mr. Hannesson also served as Chief Executive Officer of the Company from March to October 1996 and as President from March to September 1996, and was re-appointed Chief Executive Officer in November 1996 and President in May 1997. Mr. Hannesson has been a director of Environmental since February 1993 and was appointed its Chairman of the Board and Chief Executive Officer in November 1996. Mr. Hannesson also served as President of Environmental from February 1993 to July 1996 and was re-appointed President in May 1997. In July 1998 Mr. Hannesson resigned as Director and Officer of Environmental. Mr. Hannesson also currently serves as the Chairman of the Board and Chief Executive Officer of Separation and Solution. Mr. Hannesson was a private investor and business consultant from 1990 to 1993, and was also an officer and director of Specialty Retail Services, Inc. from 1989 to August 1991. He served as Chairman of the Board of Lanxide, a research and development company developing metal and ceramic materials, from 1983 to February 1998. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director of the Company.

         PETER E. HARROD, P.E. has served as an executive officer of Advanced Sciences since 1991 and as its President since October 1996. Mr. Harrod has also served as Senior Vice President of Solution since November 1997. Prior to such time, Mr. Harrod held numerous executive positions in environmental engineering, hazardous waste remediation, design engineering and construction management companies, including ABB Environmental Services, Inc. from 1983 to 1991, Neil & Gunter, Inc. from 1981 to 1983 and E.C. Jordan Co. from 1975 to 1981. Mr. Harrod is currently a member of the National Society of Professional Engineers and the American Society of Civil Engineers, and is the author of several environmental, remediation and design engineering publications. Mr. Harrod received M.S. and B.S. degrees in Civil Engineering from the University of Vermont.

         WILLIAM E. INGRAM served as the Company's Vice President and Controller from October 1996 to March 1997, as its Vice President--Finance from March to May 1997, and was re-appointed Vice President and Controller in June 1997. Mr. Ingram has also served as Vice President and Controller of Separation, Solution and CFC Technologies since June 1997 and served as Vice President and Controller of Environmental from June 1997 to June 1998. Prior to such time, Mr. Ingram was Chief Financial Officer of HydroChem Industrial Services, Inc., a privately owned company providing high pressure water and chemical cleaning services primarily to the petrochemical industry, from January 1995 to September 1996. Mr. Ingram was Vice President and Region Controller for Chemical Waste Management, Inc. (CWM) from September 1983 to December 1994. CWM, a subsidiary of Waste Management, Inc., provides hazardous waste treatment and disposal services to a wide range of government and industrial customers. Mr. Ingram also spent two years with the solid waste operations of Waste Management, Inc. Mr. Ingram is a Certified Public Accountant and has a M.B.A. from the University of Florida and a B.S. in Accounting from Florida Southern College.

         JAMES M. DEANGELIS was appointed Vice President-Finance and Treasurer of the Company in July 1998. Mr. DeAngelis has also served as Senior Vice President-Sales & Marketing of Separation since July 1996, after having served as its Vice President-Marketing since November 1995. Mr. DeAngelis has also served as the President of CFC Technologies since September 1994, and served as Vice President-Marketing of Environmental from September 1992 to September 1995. Prior to September 1992, Mr. DeAngelis holds a Masters in International Management degree from the American Graduate School of International Management. Mr. DeAngelis holds B.S. degrees in Biology and Physiology from the University of Connecticut.

         KENNETH L. ADELMAN, PH.D. joined the Board of Directors of the Company and Environmental in July 1996 and was appointed Executive Vice President--Marketing and International Development of the Company in May 1997. Dr. Adelman resigned his management positions effective December 31, 1998. Dr. Adelman was appointed President and Chief Operating Officer of Solution in November 1997. Dr. Adelman also joined the Board of Directors of Separation in April 1997. Since 1987, Dr. Adelman has been an independent consultant on international issues to various corporations, including Lockheed Martin Marietta Corporation and Loral Corporation. Previously, Dr. Adelman held positions of responsibility in arms control during most of the Reagan Administration. From 1983 to the end of 1987, he was Director of the United States Arms Control and Disarmament Agency. Dr. Adelman was a Professor at Georgetown University and writer for Washingtonian Magazine from 1987 to 1991. Dr. Adelman accompanied President Ronald Reagan on summits with Mikhail Gorbachev, and negotiated with Soviet diplomats on nuclear and chemical weapons control issues, from 1985 to 1987. He also headed the United States team on annual arms control discussions with top-level officials of the People's Republic of China from 1983 through 1986. From 1981 to 1983, he served as Deputy United States Representative to the United Nations with the rank of Ambassador Extraordinary and Plenipotentiary. Dr. Adelman holds M.A. and Ph.D. degrees from Georgetown University.

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

         DAVID L. MITCHELL has served as a director of the Company and Environmental since July 1996 and as a director of Separation since April 1997. Mr. Mitchell has also served as a consultant to the Company from July 1997 to July 1998. For the past sixteen years, Mr. Mitchell has been President and co-founder of Mitchell & Associates, Inc., a banking firm providing financial advisory services in connection with corporate mergers, acquisitions and divestitures. Prior to forming Mitchell & Associates in 1982, Mr. Mitchell was a Managing Director of Shearson/American Express Inc. from 1979 to 1982, a Managing Director of First Boston Corporation from 1976 to 1978, and a Managing Director of the investment banking firm of S.G. Warburg & Company from 1965 to 1976. Mr. Mitchell holds a bachelor's degree from Yale University.

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

         EDWARD L. PALMER joined the board in August 1998. Mr. Palmer is the retired Chairman of the Executive Committee and former Director of CitiCorp and Citibank, N.A. Mr. Palmer was Trustee Emeritus of Brown University, New York Philharmonic and The Metropolitan Museum of Art. Mr. Palmer served as Director of Borg-Warner Corp., CitiCorp, Corning Incorp., Del Monte Corp., First Boston Corp., Grindlays Banks, plc Kissinger Associates, Monsanto Co., Mutual Life Ins., Phelps DoDge Corp., Union Pacific Corp., and Washington National Bank Corp.

         Each director is elected to serve for a term of one year or until his or her successor is duly elected and qualified. The Company's Officers are elected by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. Messrs. Hannesson and Blum are brothers-in-law. No family relationship exists among any other Directors or executive Officers of the Company.

KEY EMPLOYEES


         The names and ages of the key employees of the Company, and their positions with the Company as of March 31, 1999, are as follows:

         NAME                    AGE   POSITION
         ----                    ---   --------
         Vincent Valeri          63    Senior Vice President and Chief Engineer

         Gerry D. Getman, Ph.D.  51    Vice President and Director of Research
                                       and Development

         Mack Jones              58    Vice President-Field Operations

----------------------

         VINCENT VALERI has served as Senior Vice President and Chief Engineer of the Company since June 1996 and as Vice President and Chief Engineer of Solution since November 1997. From July 1993 to November 1994, he was a private consultant for Environmental. From 1992 to July 1993, Mr. Valeri served as Vice President of Manufacturing at Moen, Inc., a manufacturer of faucets and plumbing parts, and for five years prior thereto was Vice President and a co-founder of General Management Technologies, Inc., a management consulting firm. From 1965 to 1987, Mr. Valeri served in various capacities with Westinghouse Electric Corporation, and was Director and General Manager of its Factory Automation Systems Division from 1984 to 1987.

         GERRY D. GETMAN, PH.D. has served as Vice President and Director of Research and Development of the Company since June 1996 and of Solution since November 1997. Prior to that he was employed by Calgon Corporation from 1991 to 1995 as Director of Research. From January to March 1996, he was a private consultant for Environmental. From 1982 to 1991, Dr. Getman served in various capacities at Calgon including ISO 9000 Director, Quality Assurance Director, and Analytical Laboratory Manager. From 1975 to 1981, he was employed by Velsicol Chemical Corporation in several capacities including Manager of Analytical Research. Dr. Getman received his Ph.D. in Chemistry from Rensselaer Polytechnic Institute and a B.S. in chemistry from Florida Southern College.

         MACK JONES has served as Vice President of Field Operations since early 1998. Mr. Jones is a professional mechanical engineer who in his twenty-six years with General Electric Company held several managerial operating positions in power generation and distribution arenas. His experience includes commercial nuclear, fossil, and hydro power construction and maintenance, industrial power delivery systems, and industrial drives and controls. He was Vice President-Operations with Quadrex Environmental Company for five years, managing the company's field remediation businesses. In 1991 he founded an environmental consulting company, Florida Vector Services, which provided both consulting and hands-on remediation services primarily in TSCA-related areas. Through this company he began working with Commodore in 1994, assisting in the commercialization of solvated electron technology. He joined Commodore in February 9, 1998, managing its field treatability and commercial projects.

BOARD COMMITTEES


         The Company's Board of Directors has (i) an Audit Committee, (ii) a Compensation, Stock Option and Benefits Committee and (iii) an Executive and Finance Committee. The responsibilities of the Audit Committee, which, as of December 31, 1998, was composed of David L. Mitchell (Chairman), Herbert A. Cohen and William R. Toller, include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to Officers and Directors of the Company. The Compensation, Stock Option and Benefits Committee, which, as of December 31, 1998, was composed of Herbert A. Cohen (Chairman), David L. Mitchell and William R. Toller, has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1996 Stock Option Plan, and determining the recipients, amounts and other terms (subject to the requirements of the 1996 Stock Option Plan) of options which may be granted under the 1996 Stock Option Plan from time to time and providing guidance to management in connection with establishing additional benefit plans. The Executive and Finance Committee was composed of Paul E. Hannesson (Chairman), Bentley J. Blum and David L. Mitchell as of March 26, 1998, and has the authority and responsibility of the full Board of Directors to supervise and oversee the financial practices and policies of the Company, to oversee the adoption of significant accounting policies, and to manage the Company between meetings of the Board of Directors, subject to certain limitations. The Executive and Finance Committee also has the authority and responsibility for making recommendations to the Board of Directors regarding nominees to serve as Directors of the Company.

COMPENSATION OF DIRECTORS

         Non-management Directors of the Company receive director's fees of $500 per meeting for attendance at Board of Directors' meetings, and are reimbursed for actual expenses incurred in respect of such attendance. The Company does not separately compensate employees for serving as Directors.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1997, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1998, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 1998 except for Edward Romero, a director of the Company, who inadvertently failed to file a Form 4 with respect to a transaction that occurred in March, 1998 (such transaction was reported on Form 4 filed with the Commission on May 7, 1998).

ITEM 11. EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION


         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 1998, 1997, and 1996 to all persons serving as the Company's Chief Executive Officer during 1998, to each of the Company's four most highly compensated executive Officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such year, and to two additional individuals who served as executive Officers of the Company during 1998, but not at December 31, 1998.

                                                       SUMMARY COMPENSATION TABLE
                         ------------------------------------------------------------------------------------------
                                      ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                         -------------------------------------------    -------------------------------------------
                                                              OTHER                SECURITIES
                                                             ANNUAL     RESTRICTED    UNDER-              ALL OTHER
                                                             COMPEN-      STOCK       LYING       LTIP     COMPEN-
NAME AND PRINCIPAL                 SALARY         BONUS      SATION      AWARD(S)    OPTIONS     PAYOUTS   SATION
     POSITION            YEAR       ($)           ($)         ($)          ($)         (#)         ($)       ($)
-----------------------  ----      -------       ------       ------    ---------- ----------    -------  ---------
Paul E. Hannesson        1998      250,526(1)       -0-        7,700(3)     -0-      577,500       -0-       -0-
Chief Executive Officer  1997      250,256(1)    63,356(2)    15,205(3)     -0-          -0-       -0-       -0-
                         1996      265,836(1)    50,000(2)       -0-        -0-      400,000       -0-       -0-

Kenneth L. Adelman,      1998      179,854(4)       -0-          -0-        -0-       70,000(6)    -0-       -0-
Ph.D.                    1997       83,444(4)    54,937(5)       -0-        -0-      150,000       -0-       -0-
Executive Vice           1996          -0-          -0-          -0-        -0-       67,500(6)    -0-       -0-
President                                                                                          -0-       -0-
Michael D. Fullwood      1998       52,067(7)       -0-          -0-        -0-          -0-       -0-       -0-
Former Senior Vice       1997       68,620(7)    38,463(8)       -0-        -0-      125,000       -0-       -0-
President                1996          -0-          -0-          -0-        -0-          -0-       -0-       -0-
Rayburn Hanzlik(9)       1998       69,779(10)   13,750(11)      -0-        -0-          -0-       -0-       -0-
Former Chief             1997       79,123(10)   16,481(11)      -0-        -0-       75,000       -0-       -0-
Administrative Officer   1996          -0-          -0-          -0-        -0-          -0-       -0-       -0-
Carl Magnell (12)        1998       54,124(13)      -0-          -0-        -0-          -0-       -0-       -0-
Former Vice President    1997       94,430(13)   13,750(14)      -0-        -0-      107,500       -0-       -0-
                         1996          -0-          -0-          -0-        -0-          -0-       -0-       -0-
William E. Ingram (15)   1998       82,500(16)      -0-          -0-        -0-      150,000       -0-       -0-
Vice President &         1997       82,500(16)   16,500(17)      -0-        -0-      150,000       -0-       -0-
Controller               1996          -0-          -0-          -0-        -0-          -0-       -0-       -0-
Peter E Harrod(18)       1998      170,653(19)      -0-          -0-        -0-      255,000       -0-       -0-
Former Vice President    1997      150,807(19)   45,000(20)      -0-        -0-      125,000       -0-       -0-
& Controller             1996       33,625(19)    4,125(20)      -0-        -0-          -0-       -0-       -0-

--------------------------------

(1) Represents the amount of Mr. Hannesson's base salary allocated to the Company. Mr. Hannesson's total base salary for 1997 and 1998 was $395,000 and $434,500, (25% of base salary was deferred as of October 5, 1998; base salary adjusted to $330,000 ), respectively. Certain portions of such base salary were also allocated to Environmental and Separation. See "Certain Relationships and Related Transactions--Services Agreement."

(2) Represents the amount of Mr. Hannesson's annual incentive bonus allocated to the Company. Mr. Hannesson's total annual incentive bonus for 1997 and 1998 was $100,000 and $0 respectively. Certain portions of his 1997 annual incentive bonus was allocated to Environmental and Separation.

(3) Represents the amount of Mr. Hannesson's automobile allowance allocated to the Company. Mr. Hannesson's total automobile allowance for 1997 was $24,000 and for 1998 was $12,000, certain portions of which were also allocated to Environmental and Separation.

(4) Represents the amount of Dr. Adelman's base salary allocated to the Company. Dr. Adelman's total base salary for 1997 and 1998 was $151,980 and $400,500 respectively. Certain portions of such base salary were also allocated to Environmental and Separation. Dr. Adelman resigned his management positions effective December 31, 1998.

(5) Represents the amount of Dr. Adelman's annual incentive bonuses allocated to the Company. Dr. Adelman's total annual incentive bonus for 1997 and 1998 was $100,000 and $0 respectively. Certain portions of such annual incentive bonuses were also allocated to Environmental and Separation. Dr. Adelman resigned his management positions effective December 31, 1998.

(6) Represents shares of Common Stock underlying stock options granted to Dr. Adelman by the Company in his capacity as a director of the Company.

(7) Represents the amount of Mr. Fullwood's base salary allocated to the Company. Mr. Fullwood's total base salary for 1997 and 1998 was $133,805 and $260,000 respectively. Mr. Fullwood resigned his position as Senior Vice President of the Company in July of 1998. Certain portions of such base salary were also allocated to Environmental and Separation.

(8) Represents the amount of Mr. Fullwood's annual incentive bonus allocated to the Company. Mr. Fullwood's total annual incentive bonuses for 1997 and 1998 was $75,000 and $0 respectively. Certain portions of his 1997 annual incentive bonus were also allocated to Environmental and Separation. Mr. Fullwood resigned his position as an Officer of the Company in July of 1998.

(9) Mr. Hanzlik served as General Counsel, Chief Administrative Officer and Secretary of the Company from January to April 1997. Mr. Hanzlick served as Chief Administrative Officer of the Company from April 1997 to August 1998. Mr. Hanzlick resigned his position as an Officer of the Company in August of 1998.

(10) Represents the amount of Mr. Hanzlik's base salary allocated to the Company. Mr. Hanzlik's total base salary for 1997 and 1998 was $144,025 and $165,000 respectively. Certain portions of such base salary were also allocated to Environmental and Separation. Mr. Hanzlick resigned his position as an Officer of the Company in August of 1998.

(11) Represents the amount of Mr. Hanzlik's annual incentive bonuses allocated to the Company. Mr. Hanzlik's total annual incentive bonus for 1997 and 1998 was $30,000 and $25,000 respectively. Certain portions of such annual incentive bonuses were also allocated to Environmental and Separation. Mr. Hanzlick resigned his position as an Officer of the Company in August of 1998.

(12) Mr. Magnell served as Vice President, Business Development of the Company from January 1997 to July 1998. Mr. Magnell resigned his position as Vice President, Business Development, of the Company in July of 1998.

(13) Represents the amount of Mr. Magnell's base salary allocated to the Company. Mr. Magnell's total base salary for 1997 and 1998 was $165,000 and $180,000 respectively. Certain portions of such base salary were also allocated to Environmental and Separation. Mr. Magnell resigned his position as an Officer of the Company in July of 1998.

(14) Represents the amount of Mr. Magnell's annual incentive bonuses allocated to the Company. Mr. Magnell's total annual incentive bonus for 1997 and 1998 was $25,000 and $0 respectively. Certain portions of his 1997 annual incentive bonus was allocated to Environmental and Separation. Mr. Magnell resigned his position as an Officer of the Company in July of 1998.

(15) Mr. Ingram served as Vice President and Controller from October 1996 to March 1997, as Vice President- Finance from March to May 1997, and as Vice President and Controller of the Company from June 1997 to present.

(16) Represents the amount of Mr. Ingram's base salary allocated to the Company. Mr. Ingram's total base salary for both 1997 and 1998 was $150,000. Certain portions of such base salary were also allocated to Environmental and Separation.

(17) Represents the amount of Mr. Ingram's annual incentive bonuses allocated to the Company. Mr. Ingram's total annual incentive bonus for 1997 and 1998 was $30,000 and $0 respectively. Certain portions of his 1997 annual incentive bonus was allocated to Environmental and Separation.

(18) Mr. Harrod served as President of Advanced Sciences, a wholly owned subsidiary of the Company, from November 1996 to present and serves as President of Commodore Solution Technologies, Inc., a wholly owned subsidiary of the Company since January 1999.

(19) Represents the amount of Mr. Harrod's base salary allocated to the Company, through its wholly owned subsidiary, Advanced Sciences. Mr. Harrod's total base salary for 1996, 1997 and 1998 was $134,500, $150,000, and $170,000 respectively.

(20) Represents the amount of Mr. Harrod's annual incentive bonus allocated to the Company. Mr. Harrod's total annual incentive bonus, under Advanced Sciences (a wholly owned subsidiary of the Company) management bonus program, for 1996 , 1997, and 1998 was $16,500, $45,000, and $0
        respectively.

STOCK OPTIONS

        The following table sets forth certain information concerning options granted during the year ended December 31, 1998 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan (the "1998 Plan"). The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 1998.

                                          OPTION GRANTS IN LAST FISCAL YEAR
                                                  INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE
                            -------------------------------------------------------------           VALUE AT
                                                PERCENT OF                                   ASSUMED ANNUAL RATES OF
                               NUMBER OF          TOTAL                                     STOCK PRICE APPRECIATION
                               SECURITIES        OPTIONS          EXERCISE                             FOR
                               UNDERLYING        GRANTED             OF                          OPTION TERM(7)
                                OPTIONS        TO EMPLOYEES      BASE PRICE    EXPIRATION   ------------------------
              NAME             GRANTED (#)   IN FISCAL YEAR(6)     ($/SH)         DATE           5% ($)      10% ($)
        -----------------   ---------------  ----------------  --------------  ----------   ----------  ----------
   Paul E. Hannesson......      577,500(1)         16%             0.4375       12/14/08        75,872      718,093
   Peter E. Harrod........      255,000(2)          7%             0.4375       12/14/08        33,502      317,800
   James M. DeAngelis.....      181,250(3)          5%             0.4375       12/14/08        23,813      225,376
   Kenneth L. Adelman, Ph.D.     70,000(4)          2%             0.4375       12/14/08         9,197       87,042
   William E.Ingram.......      150,000(5)          4%             0.4375       12/14/08        19,707      186,518

----------
(1) Options to purchase 577,000 shares of Common Stock were granted to Mr. Hannesson in December, 1998 pursuant to the 1998 Plan and are fully vested.

(2) Options to purchase 255,000 shares of Common Stock were granted to Mr. Harrod in December, 1998 pursuant to the 1998 Plan and are exercisable at the accumulated vestment rate of the 1996 Plan (of 20% in each of calendar year 1997 through 2001, inclusive, beginning in May 1997), of which 40% (102,000 shares) have vested, with the remaining shares vesting over the next three year period in equal amounts (51,000 shares each anniversary of the grant date of December 14, 1998) and, unless exercised, expire on December 14, 2008 (subject to prior termination in accordance with the applicable stock option agreements). Upon announcement of a Change in Control (pursuant to and as defined in the Plan), such options will become immediately exercisable. Upon consummation of a Change in Control, all unexercised options will terminate.

(3) Options to purchase 181,250 shares of Common Stock were granted to Mr. DeAngelis in December, 1998 pursuant to the 1998 Plan and are fully vested.

(4) Options to purchase 70,000 shares of Common Stock were granted to Dr. Adelman as a Director in December, 1998 pursuant to the 1998 Plan and are fully vested as in the case of all stock options granted to the Directors (70,000 each).

(5) Options to purchase 150,000 shares of Common Stock were granted to Mr. Ingram in December, 1998 pursuant to the 1998 Plan and are exercisable at the accumulated vestment rate of the 1996 Plan (of 20% in each of calendar year 1997 through 2001, inclusive, beginning in May 1997), of which 40% (60,000 shares) have vested, with the remaining shares vesting over the next three year period in equal amounts (30,000 shares each anniversary of the grant date of December 14, 1998) and, unless exercised, expire on December 14, 2008 (subject to prior termination in accordance with the applicable stock option agreements). Upon announcement of a

        Change in Control (pursuant to and as defined in the Plan), such options will become immediately exercisable. Upon consummation of a Change in Control, all unexercised options will terminate.

(6)     Percentages based on 3,576,412 stock options granted (the 1998
        Plan)during the year ended December 31, 1998. Such number does not include any of the options granted under the 1996 Plan, and those awarded in 1997, which were rescinded with the acceptance of the 1998 Plan.

(7) The closing price for the Company's Common Stock on December 31, 1998 was $0.31. The closing price is used for all the subsequent stock appreciation calculations.

        The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan at December 31, 1998 by the individuals listed in the Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF                VALUE OF
                                                                      SECURITIES              UNEXERCISED
                                                                      UNDERLYING              IN-THE-MONEY
                                                                      UNEXERCISED               OPTIONS
                                                                        OPTIONS             AT FISCAL YEAR-
                                SHARES           VALUE           AT FISCAL YEAR-END(#)           END($)
                             ACQUIRED ON        REALIZED             EXERCISABLE/             EXERCISABLE/
           NAME              EXERCISE (#)        ($)(1)              UNEXERCISABLE          UNEXERCISABLE(2)
           ----              ------------        ------              -------------          ----------------

Paul E. Hannesson......            -0-             -0-                   577,500/0              -0-/-0-
Kenneth L. Adelman, Ph.D.          -0-             -0-                   70,000/0               -0-/-0-
Michael D. Fullwood....            -0-             -0-                      0/0                 -0-/-0-
Rayburn Hanzlik........            -0-             -0-                      0/0                 -0-/-0-
Carl Magnell...........            -0-             -0-                      0/0                 -0-/-0-
William E. Ingram......            -0-             -0-                 60,000/90,000            -0-/-0-
James M. DeAngelis.....            -0-             -0-                   181,250/0              -0-/-0-

 -----------------------

        (1) Represents the difference between the last reported sale price of the Common Stock on December 31, 1998 ($0.31), and the exercise price of the option ($0.4375) multiplied by the applicable number of options exercised.

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

In June 1998, Mr. Hannesson's Employment Agreement was assigned from Environmental to Applied. On September 28, 1998, Separation was sold by Applied to Environmental and effective as of that date the costs associated with Mr. Hannesson's employment agreement ceased being allocated to Separation. Effective June 30, 1998, the Company accepted an Assignment from Commodore Environmental Services, Inc. ("COES") of the Employment Agreement between Mr. Hannesson, the Company's Chairman and CEO, and COES. The Company accepted the Assignment in view of the fact that Mr. Hannesson had resigned as an officer and director of COES and for some time had been and has continued to devote full time as a director and officer of the Company. The Company's Board of Directors approved the Company's acceptance of the assignment of Mr. Hannesson's Employment Agreement. Mr. Hannesson's Employment Agreement is scheduled to expire on December 31, 1999 and provides for an annual base salary of $477,950.00 in the third year of that contract ending December 31, 1999. A portion of Mr. Hannesson's base salary for 1998 (25% of base salary $434,500, was deferred as of October 5, 1998; base salary adjusted to $330,000). A portion of Mr. Hannesson's base salary for 1999 ( 31% of $477,950, was deferred as of January 1, 1999; base salary adjusted to $330,000).

        The employment agreements also provide for termination by the Company upon death or disability (defined as three aggregate months of incapacity during any 365-consecutive day period) or upon conviction of a felony crime of moral turpitude or a material breach of their obligations to the Company. In the event any of the employment agreements are terminated by the Company or elimination of the executive's position, without cause, such executive will be entitled to compensation for the balance of the term.

        The employment agreements also contain covenants (a) restricting the executive from engaging in any activities competitive with the business of the Company during the terms of such employment agreements and one year thereafter,
(b) prohibiting the executive from disclosure of confidential information regarding the Company at any time, and (c) confirming that all intellectual property developed by the executive and relating to the business of the Company constitutes the sole and exclusive property of the Company. See "Certain Relationships and Related Transactions--Services Agreement."

               Michael D. Fullwood, the Company's Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel, entered into an employment agreement with Environmental on May 7, 1997 for an initial term expiring on April 30, 1999. Pursuant to such employment agreement, Mr. Fullwood agreed to devote his business and professional time and efforts to the business of Environmental as its Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel, and to serve as a senior executive officer of certain of Environmental's subsidiaries at the time, including the Company. The employment agreement provides that Mr. Fullwood would receive, among other things, a base salary at an annual rate of $225,000 for services rendered to Environmental and certain of its affiliates, including the Company, which base salary shall be increased by not less than 5% per year during the term of his agreement. Pursuant to the employment agreement, Mr. Fullwood received options to purchase an aggregate of 500,000 shares of Environmental Common Stock, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Fullwood also received options to purchase 125,000 shares of Common Stock of the Company and 67,500 shares of Common Stock of Separation, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Fullwood is also eligible to receive incentive compensation of up to $75,000 per year for achieving certain goals, which incentive compensation shall be increased by 5% per year during the term of his agreement. Mr. Fullwood resigned as an employee of the Company effective July 10, 1998.

         Kenneth L. Adelman, Ph.D., the Company's Executive Vice President--Marketing and International Development, entered into an employment agreement with the Company on May 7, 1997 for a term expiring on April 30, 2000. Pursuant to such employment agreement, Dr. Adelman agreed to devote his business and professional time and efforts to the business of the Company as its Executive Vice President--Marketing and International Development. The employment agreement provided that Dr. Adelman would receive, among other things, a fixed base salary at an annual rate of $250,000 for services rendered to the Company. Pursuant to the employment agreement, Dr. Adelman received options to purchase an aggregate of 150,000 shares of Common Stock of the Company, exercisable in installments over a period of five years commencing on the date of his employment agreement. Dr. Adelman also received options to purchase 700,000 shares of Common Stock of Environmental, exercisable in installments over a period of five years commencing on the date of his employment agreement. Dr. Adelman is also eligible to receive incentive compensation of up to $150,000 per year for achieving certain goals, but in no event less than $100,000, regardless of whether such goals are attained. Dr. Adelman resigned his management positions in the Company as of December 31, 1998 and is currently receiving severance pay and benefits which will terminate June 30, 1999.

         James M. DeAngelis, the Company's Vice President of Finance and Treasurer, entered into an Employment Agreement with Separation in September of 1996. Effective June 30, 1998, the Company accepted an Assignment from the Company's then 70%-owned subsidiary, Commodore Separation Technologies, Inc. ("Separation") of an Employment Agreement between James M. DeAngelis and Separation. The Company accepted the Assignment of Mr. DeAngelis' Employment Agreement in view of the fact that Mr. DeAngelis was appointed as the Vice President Finance of the Company effective June 30, 1998, and on that date began to work almost exclusively for the Company. The Company's Board of Directors approved the Company's acceptance of the assignment of Mr. DeAngelis' Employment Agreement. Mr. DeAngelis' Employment Agreement is scheduled to expire on December 31, 1999, provides for an annual base salary of $145,000 and contains the same provisions with respect to termination without cause, change of control or elimination of his position as are contained in Mr. Hannesson's agreement.

         William E. Ingram, the Company's Vice President and Controller, entered into an Employment Agreement with the Company in September of 1996. Mr. Ingram's Employment Agreement, which is scheduled to expire on December 31, 1999, provides for an annual base salary of $150,000.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 1998 were Herbert A. Cohen (Chairman), David L. Mitchell, and William R. Toller. At December 31, 1998, the members of the Compensation Committee were Messrs. Cohen (Chairman), Mitchell and Toller. Messrs. Cohen, Mitchell and Toller also constituted the Compensation, Stock Option and Benefits Committee of Environmental, and Messrs. Mitchell and Toller also constituted the Compensation, Stock Option and Benefits Committee of Separation at December 31, 1998. Mr. Mitchell served as a consultant to the

Company from July 15, 1997 to August 14, 1998, and received compensation in the amount of $10,000 per month for services rendered to the Company in such capacity.


REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The Compensation Committee was established in November 1996 and is responsible for, among other things, establishing the compensation policies applicable to executive Officers of the Company. The Compensation Committee was composed of Herbert A. Cohen (Chairman), David L. Mitchell and William R. Toller at December 31, 1998, of whom were non-employee Directors of the Company. All decisions of the Compensation Committee relating to the compensation of the Company's executive Officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Mr. Cohen, Mr. Mitchell and Mr. Toller in their capacities as members of the Compensation Committee at December 31, 1998, addressing the Company's compensation policies for 1998 as they affected the Company's executive Officers.

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

        EXECUTIVE OFFICER COMPENSATION

        Each year the Compensation Committee conducts a full review of the Company's executive compensation program. This review includes a comprehensive evaluation of the competitiveness of the Company's compensation program and a comparison of the Company's executive compensation to certain other public companies, which in the view of the Compensation Committee represent the Company's most direct competitors for executive talent. It is the Compensation Committee's policy to target overall compensation for executive Officers of the Company taking into account the levels of compensation paid for such positions by such other public companies. A variety of other factors, however, including position and time in position, experience, and both Company performance and individual performance, will have an impact on individual compensation amounts.

        The key elements of the Company's executive compensation program in 1998 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

        BASE SALARIES.Base salaries for executive Officers are established by evaluating, on an annual basis, the performance of such individuals (which evaluation involves management's consideration of such factors as responsibilities of the positions held, contribution toward achievement of the Company's strategic plans, attainment of specific individual objectives and interpersonal managerial skills), and by reference to the marketplace for executive talent, including a comparison to base salaries for comparable positions at other similar public companies.

        In 1998, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

        Mr. Hannesson, the Chairman of the Board, President and Chief Executive Officer of the Company and Environmental, and the Chairman of the Board and Chief Executive Officer of Solution, Separation and CFC Technologies, receives annual compensation based upon, among other things, the terms of his employment agreement with Environmental. Pursuant to the terms of his employment agreement, Mr. Hannesson is entitled to receive a base salary at an annual rate of not less than $434,500 through December 31, 1998. Mr. Hannesson agreed to a base salary deferment so that he will receive a base salary at an annual rate of $330,000 October 5, 1998 for services rendered to the Company.

        The members of the Compensation Committee establish the amount actually received by Mr. Hannesson each year as base salary for services rendered to the Company and its affiliates. In establishing Mr. Hannesson's base salary for 1998, the Compensation Committee took into account the salaries of chief executive Officers at other similar public companies, future objectives and challenges, and Mr. Hannesson's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Hannesson's achievement of his 1997 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 1997 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 1997. The Compensation Committee also considered Mr. Hannesson's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Hannesson, the Compensation Committee exercised its discretion and judgement based on the above factors, and no specific formula was applied to determine the weight of each factor.

        Mr. Hannesson's base salary increased from $395,000 for 1997 to $434,500 for 1998, representing an increase of approximately 10%. On October 5, 1998, Mr. Hannesson agreed to defer a portion of his base salary (25%), reducing his base salary to $330,000. Starting base salary was allocated among the Company, Environmental and Separation based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Environmental and Separation paid $260,526, $58,658 and $94,504, respectively, of such salary. Mr. Hannesson also received an automobile allowance of $12,000 for 1998, and the Company, Environmental and Separation paid $7,700, $1,620 and $2,610, respectively, of such allowance.

        ANNUAL INCENTIVE BONUS. Annual incentive bonuses for executive Officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company. For 1998, no annual incentive bonuses were paid to the individuals named in the Summary Compensation Table.

Pursuant to his employment agreement with Environmental, Mr. Hannesson is eligible to receive incentive compensation of up to $225,000 per year for achieving certain of the performance goals set forth above. For 1998, Mr. Hannesson was awarded an incentive bonus of $0.

        STOCK OPTIONS. The Compensation Committee has the power to grant stock options under the Plan. With respect to executive Officers, it has been the Compensation Committee's practice to grant, on an annual basis, stock options that vest at the rate of 20% upon grant and 20% in each calendar year thereafter for four years, and that are exercisable over a ten-year period at exercise prices per share set at the fair market value per share on the date of grant. Generally, the executives must be employed by the Company at the time the options vest in order to exercise the options and, upon announcement of a Change in Control (pursuant to and as defined in the 1998 Plan), such options become immediately exercisable. The Compensation Committee believes that stock option grants provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business. The Company's stock options are tied to the future performance of the Company's stock and will provide value to the recipient only when the price of the Company's stock increases above the option grant price.

        A total of 3,576,412 stock options were granted pursuant to the 1998 Plan in 1998, 577,500 of which were granted to Mr. Hannesson and 978,750 of which were granted (in the aggregate) to six other individuals named in the Summary Compensation Table. Such number does not include 1,295,000 stock options granted to general employees under the 1996 Plan, which were rescinded on the issuance of the 1998 Plan. The number of stock options granted in 1998 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

        IMPACT OF SECTION 162(M) OF THE INTERNAL REVENUE CODE

        The Compensation Committee's policy is to structure compensation awards for executive Officers that will be consistent with the requirements of Section 162(m) of the U.S. Internal Revenue Code of 1986 (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 1998 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

        CONCLUSION

        The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 1998, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

                            COMPENSATION, STOCK OPTION AND BENEFITS COMMITTEE
                                                  Herbert A. Cohen (Chairman)
                                                            David L. Mitchell
                                                            William R. Toller


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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table sets forth certain information, as of March 31, 1999, with respect to the beneficial ownership of Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                         NUMBER OF SHARES           PERCENTAGE OF OUTSTANDING
      NAME AND ADDRESS OF                OF COMMON STOCK              SHARES OF COMMON STOCK
      BENEFICIAL OWNER (1)            BENEFICIALLY OWNED (2)            BENEFICIALLY OWNED
      --------------------            ----------------------            ------------------

Commodore Environmental
  Services, Inc.................           8,198,144(3)                     34.6%

Bentley J. Blum.................           4,331,277(4)                     34.9%

Paul E. Hannesson...............           1,454,282(5)                      5.9%

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

(3) Excludes warrants to purchase an aggregate of 10,514,000 shares of Common Stock at exercise prices ranging from $1.50 per share to $10.00 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

(4) Consists of: (i) 70,000 shares of the Company Common Stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (ii) Mr. Blum's indirect beneficial ownership of Common Stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental Common Stock, representing together 49.4% of the outstanding shares of Environmental Common Stock at March 31, 1999, and 4,500,000 shares of Environmental Common Stock underlying currently exercisable stock options, representing together 52% of the outstanding shares of Environmental. Does not include 450,400 shares of Environmental Common Stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental Common Stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental Common Stock owned by his spouse, mother and father.

(5) Consists of: (i) 577,500 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan; and (ii) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental Common Stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental Common Stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (c) 500,000 shares of Environmental Common Stock in exchange for options to purchase 950,000 shares of Environmental Common Stock, issued to Hannesson Family Trust, (d) currently exercisable options to purchase 525,705 shares of Environmental Common Stock, representing together 10% of the outstanding shares of Environmental Common Stock. Does not include 1,000,000 shares of Environmental Common Stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr.

    Hannesson disclaims any beneficial interest in the shares of Environmental Common Stock owned by or for the benefit of his spouse and children.


SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth certain information, as of March 31, 1999, with respect to the beneficial ownership of the Common Stock of the Company by each director, each individual listed in the Summary Compensation Table and all executive Officers and Directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                         NUMBER OF SHARES           PERCENTAGE OF
                                         OF COMMON STOCK             OUTSTANDING
NAME OF  BENEFICIAL OWNER             BENEFICIALLY OWNED(1)    SHARES OF COMMON STOCK
-------  ----------------             ---------------------       BENEFICIALLY OWNED
                                                                  ------------------
Bentley J. Blum........................   4,331,277(2)                  34.9%
Paul E. Hannesson......................   1,454,282(3)                   5.9%
Kenneth L. Adelman, Ph.D...............     291,225(4)                   1.2%
James M. DeAngelis.....................     256,970(5)                   1.1%
Herbert A. Cohen.......................      71,000(6)                    *
David L. Mitchell......................      70,000(7)                    *
William E. Ingram......................      60,000(8)                    *
Peter E. Harrod........................     102,000(9)                    *
Edward L. Palmer.......................      70,000(10)                   *
William R. Toller......................      70,000(11)                   *
All executive Officers
  And Directors as
  a group (10 persons).................  10,655,810                     45.0%

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

(2) Consists of: (i) 70,000 shares of the Company Common Stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (ii) Mr. Blum's indirect beneficial ownership of Common Stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental Common Stock, representing together 49.4% of the outstanding shares of Environmental Common Stock at March 31, 1999; and 4,500,000 shares of Environmental Common Stock underlying currently exercisable stock options, representing together 52% of the outstanding shares of Environmental Common Stock. Does not include 450,400 shares of Environmental Common Stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental Common Stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental Common Stock owned by his spouse, mother and father.

(3) Consists of: (i) 577,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan; and (ii) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his beneficial ownership of an aggregate of (a) 2,650,000 shares of Environmental Common Stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental Common Stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (c) 500,000 shares of Environmental Common Stock in exchange for options to purchase 950,000 shares of Environmental Common Stock, issued to Hannesson Family Trust, and
     (d) currently exercisable options to purchase 525,705 shares of Environmental Common Stock, representing together 10% of the outstanding shares of Environmental Common Stock. Does not include 1,000,000 shares of Environmental Common Stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental Common Stock owned by or for the benefit of his spouse and children.

(4) Consists of: 291,225 shares of Common Stock underlying currently exercisable stock options granted to Dr. Adelman by the Company under the Plan.

(5) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company under the 1998 Plan.

(6) Consists of: (i) 70,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Cohen by the Company under the 1998 Plan; and 1,000 shares of Common Stock.

(7) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Mitchell by the Company under the 1998 Plan.

(8) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Ingram by the Company under the 1998 Plan.

(9) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Harrod by the Company under the 1998 Plan.

(10) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Palmer by the Company under the 1998 Plan.

(11) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Toller by the Company under the 1998 Plan.


     Messrs. Blum and Hannesson are brothers-in-law.

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

         In October 1996, the Company acquired all of the outstanding shares of capital stock of Advanced Sciences. Advanced Sciences, together with its subsidiaries, provides a full range of environmental and technical services, including identification, investigation, remediation and management of hazardous and mixed waste sites, to government agencies, including the DOD and DOE, and to private companies located in the United States and abroad. In consideration for all of the outstanding shares of capital stock of Advanced Sciences, the former shareholders of Advanced Sciences received an aggregate of 450,000 shares of Common Stock. Simultaneously, the Company also acquired all of the outstanding shares of capital stock of ASE. ASE, a newly formed entity with no history of operations, had an option to purchase all of the outstanding capital stock of Advanced Sciences and was acquired by the Company for the purpose of enabling the Company to effect its acquisition of Advanced Sciences. The former shareholders of ASE received, in consideration for all of the outstanding shares of capital stock of ASE, an aggregate of 450,000 shares of Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

SALE OF COMPANY COMMON STOCK BY ENVIRONMENTAL

         In February 1998, Environmental sold (i) 1,381,692 shares of Common Stock of the Company and (ii) three-year warrants to purchase an aggregate of 150,000 shares of Company Common Stock at an exercise price equal to $6.00 per share, for an aggregate purchase price of $6.0 million (the "First Tranche Sale") in a private placement (the "Environmental Private Placement") to certain "accredited investors" as defined in Rule 501 of the Securities Act. After deduction of fees and transaction costs associated with the First Tranche Sale totaling approximately $550,000, Environmental received aggregate net proceeds of approximately $5,450,000 from the First Tranche Sale. The shares of Company Common Stock issued and to be issued to the investors in connection with the Environmental Private Placement have been and will be issued from the account of Environmental, which, immediately prior to the First Tranche Sale, owned approximately 52% of the outstanding shares of Company Common Stock. As of March 31, 1999, Environmental owned approximately 35% of the outstanding shares of Company Common Stock.

         Pursuant to the terms of the Environmental Private Placement, Environmental was required to issue up to a maximum of 1,618,308 additional shares of Company Common Stock to the investors, for no additional consideration, in the event that 90% of the average closing bid price of the Common Stock for a certain period of time is less than the $4.3425 per share purchase price of the Common Stock sold in the First Tranche Sale. Environmental was required to issue an additional 1,400,981 shares of the Company's Common Stock in satisfaction of the price reset provisions. Environmental will, for a certain period of time, have the right and option (but not the obligation) to require the investors to purchase (i) an aggregate amount of additional shares of Company Common Stock equal to 4,000,000 divided by 90% of the average closing price per share of the Common Stock for the five trading days immediately prior to the closing date of such sale and (ii) warrants to purchase an aggregate of 100,000 shares of Company Common Stock at an exercise price per share equal to the greater of $6.00 or 125% of the per share purchase price of the shares of Common Stock sold pursuant to (i) above, for an aggregate purchase price of $4.0 million (the "Second Tranche Sale"). As in the case of the First Tranche Sale, Environmental may be required to issue additional shares of Company Common Stock to the investors in connection with the Second Tranche Sale, for no additional consideration, in the event that 90% of the average closing bid price of the Common Stock for a certain period of time is less than the per share purchase price of the Common Stock sold in the Second Tranche Sale.

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

FEBRUARY 1998 INTERCOMPANY NOTE

        Upon receipt of the net proceeds of the Environmental Private Placement, Environmental provided a $5,450,000 uncollateralized loan to the Company, evidenced by the Intercompany Note. Pursuant to the terms of the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note was payable at the rate of 8% per annum semiannually in cash. The unpaid principal amount of the Intercompany Note was due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement (other than the Environmental Private Placement) of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, provided that if such funds are raised in a private placement during the period commencing on February 9, 1998 and ending on the last day of the Effective Period, then the Intercompany Note was not payable unless a Registration Statement had been effective for 75 consecutive days and is effective on the date of such repayment. The Company will use the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. The Intercompany Note was fully paid off effective September 28, 1998. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--February 1998 Intercompany Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

SEPTEMBER 1997 INTERCOMPANY CONVERTIBLE NOTE

        In September 1997, Environmental provided a $4.0 million uncollateralized loan to the Company, evidenced by the Convertible Note. Pursuant to the terms of the Convertible Note, the Company is obligated to pay Environmental interest only at the rate of 8% per annum, payable quarterly. Unless converted into Common Stock at any time, the unpaid principal amount of the Convertible Note is due and payable, together with accrued and unpaid interest, on August 31, 2002. Payment of principal and accrued interest under the Convertible Note is subordinated to all other indebtedness for money borrowed of the Company. Environmental has the right to convert the Convertible
Note into shares of Common Stock at a conversion price of $3.89 per share. Such conversion price was fixed at approximately 85% of the five day average closing bid price of Common Stock ($4.575 per share) prior to August 22, 1997, the date that the executive committees of the respective boards of Directors of the Company and Environmental authorized such loan. In connection with the $4.0 million loan, the Company issued Environmental a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $5.0325 per share (approximately 110% of the $4.575 five day average closing bid price of Common Stock prior to August 22, 1997).

         In March 1998, the Company prepaid $2.0 million of the Convertible Note by (i) paying Environmental the sum of $500,000 in cash and (ii) transferring to Environmental the LPM Note. To induce Environmental to accept the Company's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into Common Stock), the Company issued to Environmental an additional warrant to purchase up to 514,000 shares of Common Stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of the Common Stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000. The remaining balance of this Intercompany Convertible Note was paid off effective September 28, 1998. See "--Transactions with Lanxide," "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--September 1997 Intercompany Convertible Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

SALE OF SERIES D PREFERRED STOCK BY ENVIRONMENTAL

         In May and August 1997, Environmental sold an aggregate of 88,000 shares of its 7% Series D Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $100 per share (the "Series D Preferred Stock"), for an aggregate purchase price of approximately $7.8 million. The Series D Preferred Stock is convertible into shares of the Company's Common Stock held by Environmental, at a conversion price equal to 85% of the lower of
(a) the average of the low prices, or (b) the average of the closing bid prices of the Common Stock of the Company for the previous five business days ending on the day prior to conversion (the "Average Closing Bid Price"). The conversion price of the Series D Preferred Stock will be equal to certain amounts set forth in the Certificate of Designation, Rights and Preferences for the Series D Preferred Stock if the Average Closing Bid Price of the Common Stock for any consecutive 30 days is equal to or less than $2.00, provided that in no event will the conversion price of the Series D Preferred Stock be less than $1.50. As of December 31, 1998, the 88,000 shares of Series D Preferred Stock were converted into an aggregate 4,019,210 shares of the Company's Common Stock.

    The purchasers of the Series D Preferred Stock also received five-year warrants to purchase an aggregate of 1,175,000 shares of the Company's Common Stock held by Environmental at exercise prices ranging from $5.15 per share to $7.14 per share. Such exercise prices were reset on August 18, 1998 to an exercise price of $0.825. In addition, if the Common Stock trades at less than 50% of the August 17, 1998 closing bid price for any 10 consecutive trading days, the exercise price is subject to further reset (on one occasion only) to 50% of such August 17, 1998 closing bid price. In addition, affiliates of the finder received warrants to purchase an aggregate of 85,000 shares of Common Stock from Environmental at exercise prices ranging from $5.15 per share to $7.14 per share. The Company has an effective registration statement on file with the Commission covering the shares of Common Stock into which the Series D Preferred Stock are convertible, as well as the 1,260,000 shares of Common Stock transferable by Environmental upon exercise of the foregoing warrants.

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

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

        The following documents are filed as part of this Annual Report:
                                                                            Page No.
                                                                            --------
Financial Statements.
---------------------
Commodore Applied Technologies, Inc.

        Report of Independent Accountants..................................   F-1

        Consolidated Balance Sheets as of December 31, 1998 and 1997.......   F-2

        Consolidated Statements of Operations and Comprehensive Loss
               for the years ended December 31, 1998,
               1997 and 1996 ..............................................   F-3

        Consolidated Statements of Stockholders' Equity for the years
               ended December 31, 1998, 1997 and 1996......................   F-4

        Consolidated Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996............................   F-5

        Notes to Consolidated Financial Statements.........................   F-6

Teledyne-Commodore, LLC

        Independent Auditors' Report ......................................   F-32

        Balance Sheet as of December 31, 1998 and 1997 (Unaudited).........   F-33

        Statement of Operations for the years ended December 31, 1998,
               1997 (Unaudited) and the period from August 6, 1996
               (Date of Inception) to December 31, 1996 (Unaudited)........   F-34

        Statement of Members' Capital (Deficit) for the years ended
               December 31, 1998, 1997 (Unaudited) and the period from
               August 6, 1996 (Date of Inception) to December 31, 1996
               (Unaudited) ................................................   F-35

        Statement of Cash Flows for the years ended December 31, 1998,
               1997 (Unaudited) and the period from August 6, 1996
               (Date of Inception) to December 31, 1996 (Unaudited) .......   F-36

        Notes to Teledyne-Commodore, LLC Financial Statements .............   F-38




         Except for the unconsolidated financial statements of Teledyne-Commodore, LLC included herein, all other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.


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

4.15 Amended Warrant to purchase 1,500,000 shares of Common Stock issued to Environmental. (15)

4.16 Certificate of Designation of 6% Series B Convertible Preferred Stock of the Company. (15)

4.17 Certificate of Designation of 6% Series C Convertible Preferred Stock of the Company. (15)

4.18 Certificate of Designation of 6% Series D Convertible Preferred Stock of the Company. (15)

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

10.26 Employment Agreement, dated as of October 1, 1996, between the Company and Thomas E. Noel. (5)

10.27 Form of Employment Agreement between Environmental and Paul E. Hannesson. (8)

10.28   8% convertible note for $4.0 million from the Company to Environmental.
        (9)

10.29 8% non-convertible note for $5,450,000 from the Company to Environmental. (10)

10.30 Teaming Agreement, dated March 18, 1997, by and between ICF Kaiser Engineers, Inc. and Advanced Sciences.

10.31 Memorandum of Understanding between Lockheed Martin Advanced Environmental Systems, Inc. and Advanced Sciences.

10.32 Services Agreement, dated as of September 1, 1997, by and among the Company, Environmental, Separation, Advanced Sciences and other affiliated companies named therein. (14)

10.33   Amended and Restated 1996 Stock Option Plan. (13)

16.1    Letter regarding change in certifying accountant. (12)

*22.1   Subsidiaries of the Company.

*27.1   Financial Data Schedule.

99.1 Debt Repayment Agreement, dated as of September 28, 1998, between the Company and Environmental. (15)

99.2 Registration Rights Agreement, dated as of September 28, 1998, between the Company and Environmental. (15)

----------------------
* Filed herewith.

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

(13) Incorporated by reference and filed as an Exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 5, 1997 (File No. 333-41643).

(14) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March, 31, 1998 (File
     No. 1-11871).

(15) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 1999 (File No. 1-11871).

Reports on Form 8-K:

    On December 1, 1998, the Company filed with the SEC the Company's Current Report on Form 8-K, dated November 25, 1998, with respect to the reversal by the GAO of its September 15, 1998 dismissal of the Company's protest, and the GAO's reinstatement of the protest lodged by the Company's joint venture, Teledyne Commodore LLC, owing to major errors in the evaluation process. Such event was reported in Item 5 of the Form 8-K and no financial statements were included in such report.

                                   SIGNATURES

        Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 1999               COMMODORE APPLIED TECHNOLOGIES, INC.


                                    By: /s/ Paul E. Hannesson
                                        ----------------------------------------
                                        Paul E. Hannesson, Chairman of the Board
                                        and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Paul E. Hannesson                  Chairman  of the Board and          April 14, 1999
----------------------                 Chief Executive Officer
Paul E. Hannesson                      (principal executive officer)


/s/ James M. DeAngelis                 Vice President-Finance and          April 14, 1999
----------------------                 Treasurer (principal financial
James M. DeAngelis                     officer)

/s/ William E. Ingram                  Vice President and Controller       April 14, 1999
----------------------
William E. Ingram

/s/ Kenneth L. Adelman                 Director                            April 14, 1999
----------------------
Kenneth L. Adelman, Ph.D.

/s/ Bentley J. Blum                    Director                            April 14, 1999
----------------------
Bentley J. Blum

/s/ Herbert A. Cohen                   Director                            April 14, 1999
----------------------
Herbert A. Cohen

/s/ David L. Mitchell                  Director                            April 14, 1999
----------------------
David L. Mitchell

/s/ Edward L. Palmer                   Director                            April 14, 1999
----------------------
Edward L. Palmer

/s/ William R. Toller                  Director                            April 14, 1999
----------------------
William R. Toller


                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page No.
                                                                            --------
Financial Statements.
---------------------
Commodore Applied Technologies, Inc.

        Report of Independent Accountants..................................   F-1

        Consolidated Balance Sheets as of December 31, 1998 and 1997.......   F-2

        Consolidated Statements of Operations and Comprehensive Loss
               for the years ended December 31, 1998,
               1997 and 1996 ..............................................   F-3

        Consolidated Statements of Stockholders' Equity for the years
               ended December 31, 1998, 1997 and 1996......................   F-4

        Consolidated Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996............................   F-5

        Notes to Consolidated Financial Statements.........................   F-6

Teledyne-Commodore, LLC

        Independent Auditors' Report ......................................   F-32

        Balance Sheet as of December 31, 1998 and 1997 (Unaudited).........   F-33

        Statement of Operations for the years ended December 31, 1998,
               1997 (Unaudited) and the period from August 6, 1996
               (Date of Inception) to December 31, 1996 (Unaudited)........   F-34

        Statement of Members' Capital (Deficit) for the years ended
               December 31, 1998, 1997 (Unaudited) and the period from
               August 6, 1996 (Date of Inception) to December 31, 1996
               (Unaudited) ................................................   F-35

        Statement of Cash Flows for the years ended December 31, 1998,
               1997 (Unaudited) and the period from August 6, 1996
               (Date of Inception) to December 31, 1996 (Unaudited) .......   F-36

        Notes to Teledyne-Commodore, LLC Financial Statements .............   F-38




         Except for the unconsolidated financial statements of Teledyne-Commodore, LLC included herein, all other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

COMMODORE
APPLIED
TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Commodore Applied Technologies, Inc. and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty



PricewaterhouseCoopers LLP



Philadelphia, Pennsylvania
April 8, 1999





COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------------------------

                                                                               1998       1997
                                     ASSETS
Current assets:
    Cash and cash equivalents (Note 2)                                         $  1,798   $ 13,151
    Accounts receivable, net (Notes 2 and 6)                                      3,142      3,064
    Notes and advances to related parties (Note 15)                                 130        866
    Inventory                                                                      --          360
    Restricted cash and certificates of deposit (Note 2)                           --          260
    Prepaid assets and other current receivables                                    271        403
                                                                               --------   --------
         Total current assets                                                     5,341     18,104
Other receivables                                                                  --           18
Investments and advances (Note 7)                                                  --          554
Property and equipment, net (Notes 2 and 8)                                       2,202      2,498
Other assets (Notes 2 and 5)
    Patents and completed technology, net of accumulated amortization of
      $296 and $238, respectively                                                   977      1,150
    Goodwill, net of accumulated amortization of $575 and $320, respectively      7,097      7,353
    Other                                                                          --           19
                                                                               --------   --------
                                                                                  8,074      8,522
                                                                               --------   --------
         Total Assets                                                          $ 15,617   $ 29,696
                                                                               ========   ========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $    975   $  1,930
    Due to related parties                                                         --           55
    Current portion of long term debt                                                 5         27
    Line of credit (Note 10)                                                        361      1,199
    Other accrued liabilities (Note 9)                                            2,183      3,723
                                                                               --------   --------
         Total current liabilities                                                3,524      6,934
Long term debt                                                                     --           19
Notes payable to related parties (Notes 5 and 15)                                   185      3,568
                                                                               --------   --------
         Total Liabilities                                                        3,709     10,521
Minority interest in subsidiary (Note 5)                                           --        6,645
Commitments and contingencies (Note 16)
Redeemable Preferred Stock (Note 5)
    Series A Preferred Stock, par value $0.001 per share, 7% cumulative dividends, 80,000 shares authorized, 0 shares and 9,600 shares issued and
    outstanding at December 31, 1998 and 1997, respectively                        --          876
Stockholders' Equity:
    Convertible Preferred Stock, Series B, C and D, par value $.001 per share, 6% non-cumulative dividends, 65,000 shares authorized, 51,489
      shares issued and outstanding, at December 31, 1998 (Notes 5 and 13)         --         --
    Common Stock, par value $0.001 per share, 75,000,000
      shares authorized, 23,702,263 and 22,766,334 issued and outstanding,
      at December 31, 1998 and 1997, respectively                                    24         23
    Additional paid-in capital                                                   43,382     37,594
    Accumulated deficit                                                         (35,445)   (29,910)
    Accumulated other comprehensive income                                        3,947      3,947
                                                                               --------   --------
         Total Stockholders' Equity                                              11,908     11,654
                                                                               --------   --------
         Total Liabilities and Stockholders' Equity                            $ 15,617   $ 29,696
                                                                               ========   ========

      The accompanying notes are an integral part of the consolidated financial statements



COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
----------------------------------------------------------------------------------------------

                                                             1998       1997       1996
                                                           --------   --------   ---------
Contract revenues (Note 2)                                 $ 17,470   $ 19,493   $  5,123
Costs and expenses:
    Cost of sales                                            15,421     16,325      4,136
    Research and development (Note 2)                         2,722      3,074      2,022
    General and administrative                                8,118     12,196      3,412
    Depreciation and amortization (Note 2)                    1,150      1,282        561
    Minority interest                                           300        (82)      --
                                                           --------   --------   --------
    Total costs and expenses                                 27,711     32,795     10,131
                                                           --------   --------   --------
Loss from operations                                        (10,241)   (13,302)    (5,008)

Gain on sale of affiliate (Note 5)                            4,664       --         --
Interest income                                                 337        745        477
Interest expense                                             (1,066)    (1,310)      (617)
Equity in losses of unconsolidated subsidiary                (2,383)    (1,827)      (495)
                                                           --------   --------   --------
Loss before income taxes and extraordinary item              (8,689)   (15,694)    (5,643)
Income tax benefit (Note 12)                                 (1,262)      --         --
                                                           --------   --------   --------
Net loss before extraordinary item                           (7,427)   (15,694)    (5,643)
Extraordinary item - gain on troubled debt restructuring,
    net of taxes of $1,262 (Note 5)                           1,892       --         --
                                                           --------   --------   --------
Net loss                                                     (5,535)   (15,694)    (5,643)
Other comprehensive income
    Gain on subsidiary's sale of common stock                  --        3,927       --
    Issuance of stock options                                  --         --           20
                                                           --------   --------   --------
Other comprehensive income                                     --        3,927         20
Income tax expense related to items of
    other comprehensive income                                 --         --         --
                                                           --------   --------   --------
Other comprehensive income, net of tax                         --        3,927         20
                                                           --------   --------   --------
Comprehensive loss                                         $ (5,535)  $(11,767)  $ (5,623)
                                                           ========   ========   ========
Net loss per share before extraordinary item - basic and
    diluted                                                $   (.32)  $   (.73)  $   (.31)
Extraordinary item per share - basic and diluted                .08       --         --
                                                           --------   --------   --------
Net loss per share - basic and diluted (Note 3)            $   (.24)  $   (.73)  $   (.31)
                                                           ========   ========   ========
Number of weighted average shares outstanding                23,194     21,844     18,100
                                                           ========   ========   ========

     The accompanying notes are an integral part of the consolidated financial statements




COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       ACCUMULATED
                                                     PREFERRED STOCK      COMMON STOCK     ADDITIONAL    OTHER
                                                     ---------------    -----------------    PAID IN  COMPREHENSIVE    ACCUMULATED
                                                    SHARES    AMOUNT    SHARES     AMOUNT    CAPITAL     INCOME          DEFICIT
                                                    ------    ------    ------     ------    -------  -------------    -----------
BALANCE, JANUARY 1, 1996                             19,372   $  19      147,012   $   2   $     10                    $  (8,573)
Conversion of note payable to principal
    shareholder to equity                                             14,852,988      14      2,986                          --
Redemption of predecessor's preferred stock         (19,372)    (19)        --        --        --                           --
Sale of Common Stock                                                   5,750,000       5     30,546                          --
Acquisition of remaining interests in Commodore
    Laboratories, Inc.                                                        --      --        706          --
Issuance of stock options                                                     --      --        --     $     20              --
Acquisition of Advanced Sciences, Inc.                                   900,000       1      2,249                          --
Acquisition of Commodore Separation
    Technologies Inc., Commodore CFC
    Technologies Inc., and CFC
    Technologies Inc., (Note 5)                                               --      --     (4,647)                         --
Issuance of warrants (Note 5)                                                 --      --      2,400                          --
Net loss                                                                      --      --        --                        (5,643)
                                                     ------   -----  -----------   -----    -------    --------         --------
BALANCE, DECEMBER 31, 1996                             --      --     21,650,000      22     34,250          20          (14,216)
Gain on subsidiary's sale of Common Stock                                     --      --        --        3,927              --
Warrants issued in connection with Redeemable
    Preferred Stock                                                           --      --         25                          --
Warrants issued in connection with convertible loan
    from parent                                                               --      --        660                          --
Beneficial conversion feature on convertible
    loan from parent                                                          --      --        750                          --
Beneficial conversion feature on Series A
    Preferred Stock                                                           --      --        216                          --
Sale of Common Stock, net of $1,198 liability
    for price reset                                                      700,000       1      1,143                          --
Preferred Stock dividends                                                     --      --       (240)                         --
Conversion of Series A Preferred Stock
    into Common Stock                                                    416,334      --        790                          --
Net loss                                                                      --      --         --                       (15,694)
                                                     ------   -----  -----------   -----   --------  -----------      -----------
BALANCE, DECEMBER 31, 1997                               --      --   22,766,334      23     37,594       3,947          (29,910)
Conversion of Series A Preferred Stock
    into Common Stock                                                    336,866      --        890
Issuance of Common Stock to satisfy
    price reset liability                                                599,063       1     1,197
Preferred stock dividends                                                     --      --       (14)
Warrant issued in connection with early paydown
    on intercompany note                                                      --      --       340
Warrant issued in connection with loan from parent                            --      --       527
Change in exercise price of warrant issued
    in connection with convertible loan from parent                           --      --       842
Change in exercise price of warrant issued
    in connection with debt restructuring                                     --      --         5
Issuance of Series B Convertible
    Preferred Stock (Note 5)                         20,909      --           --      --       813
Issuance of Series C Convertible
    Preferred Stock (Note 5)                         10,189      --           --      --       396
Issuance of Series D Convertible
    Preferred Stock (Note 5)                         20,391      --           --      --       792
Net loss                                               --        --           --      --        --                        (5,535)
                                                     ------   -----   ----------   -----   -------  -----------      -----------
Balance, December 31, 1998                           51,489   $  --   23,702,263   $  24   $43,382  $     3,947      $   (35,445)
                                                     ======   =====   ==========   =====   =======  ===========      ===========

     The accompanying notes are an integral part of the consolidated financial statements




COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                             --------------------------------------
                                                                                                1998          1997            1996
Cash flows from operating activities:
    Net loss                                                                                 $ (5,535)      $(15,694)      $ (5,643)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                                           1,150          1,282            561
        Loss on disposition of property and equipment                                             601           --             --
        Equity in losses of unconsolidated subsidiary                                           2,340          1,827            495
        Write down of investment in unconsolidated subsidiary                                      43           --             --
        Provision for related party bad debt                                                     --              814           --
        Minority interest in subsidiary losses                                                    300            (82)          --
        Amortization of debt discount                                                             695            792           --
        Non-cash gain on sale of affiliate                                                     (4,664)          --             --
        Non-cash gain on early extinguishment of debt                                          (3,154)          --             --
        Other                                                                                      26            135           --
    Changes in assets and liabilities, net of sale of subsidiary (1998) and acquisitions (1996)
        Accounts receivable                                                                       (79)         4,085         (2,351)
        Inventory                                                                                (271)          (360)          --
        Prepaid assets                                                                            132            178           (190)
        Other accounts receivable                                                                  18             45            (63)
        Accounts payable and accrued liabilities                                                 (776)        (1,347)           153
        Other                                                                                      19            105           (121)
                                                                                             --------       --------       --------
            Net cash used in operating activities                                              (9,155)        (8,220)        (7,159)
                                                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Equipment purchased or constructed                                                         (2,554)        (1,409)          (335)
    Patents acquired                                                                             (150)          (401)           (58)
    Purchase of Commodore Separation Technologies
      Inc., Commodore CFC Technologies, Inc. and
      CFC Technologies, Inc., net of cash acquired                                               --             --           (2,870)
    Advances to related parties                                                                   (96)          --           (1,527)
    Decrease (increase) in restricted cash                                                         50            410           (519)
    Cash held by subsidiary at the time of sale                                                  (715)          --             --
    Repayment of loans to affiliate, net of advances                                              752           (723)          (153)
    Contributions to affiliate                                                                 (2,377)        (1,000)        (1,000)
                                                                                             --------       --------       --------
            Net cash used in investing activities                                              (5,090)        (3,123)        (6,462)
                                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of Common Stock                                                           --            2,341         30,551
    Proceeds from sale of Preferred Stock                                                        --            1,668           --
    Preferred stock dividends paid by subsidiary                                                 (300)          (438)          --
    Proceeds from subsidiary's sale of Common and Preferred Stock                                --           11,088           --
    Payments to principal shareholder                                                          (1,328)          --           (5,925)
    Borrowings from principal shareholder                                                       5,450          4,000           --
    (Repayments)/borrowings under the line of credit                                             (838)        (5,843)         1,361
    Payments on long term debt and capital leases                                                 (35)           (72)          (255)
    Repayment of related party accounts receivable and payable                                    (57)          (326)           (39)
                                                                                             --------       --------       --------
            Net cash provided by financing activities                                           2,892         12,418         25,693
                                                                                             --------       --------       --------

(Decrease) increase in cash and cash equivalents                                              (11,353)         1,075         12,072
Cash and cash equivalents, beginning of period                                                 13,151         12,076              4
                                                                                             --------       --------       --------

Cash and cash equivalents, end of period                                                     $  1,798       $ 13,151       $ 12,076
                                                                                             ========       ========       ========

Supplemental disclosure of cash flow information
    Cash paid during the year for:
        Interest                                                                             $    289       $    446       $  1,442
                                                                                             --------       --------       --------

        Taxes                                                                                $   --         $   --         $   --
                                                                                             --------       --------       --------

          See Note 11 for non-cash investing and financing activities
     The accompanying notes are an integral part of the consolidated financial statements

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------
1. BACKGROUND

      Commodore Applied Technologies, Inc. and subsidiaries ("Applied"), is engaged in the destruction and neutralization of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons
      (CFCs).

      Applied is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Commodore Advanced Sciences, Inc. ("CASI"), formerly Advance Sciences, Inc., a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks as these contracts constitute a major portion of CASI's revenues, and such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow Applied to obtain new contracts in the future.

      Until September 1998, Applied was also engaged in the separation of hazardous waste through its 87% owned subsidiary, Commodore Separation Technologies, Inc. ("Separation"). Effective September 28, 1998, Applied sold its investments in Separation to Commodore Environmental Services, Inc. ("Commodore") (See Note 5).

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      LIQUIDITY

      The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 1998, 1997 and 1996, Applied incurred losses exclusive of their gains on the sale of an affiliate and extraordinary item of $13,353, $15,694 and $5,643, respectively. Applied has also experienced net cash outflows from operating activities of $9,155, $8,220 and $7,159 for the years ended December 31, 1998, 1997 and 1996, respectively. Presently, Applied does not have sufficient cash resources to meet its requirements in 1999. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Applied and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method of accounting as Applied does not have a

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------


      controlling interest in the venture. Effective September 28, 1998, Applied sold its investment in Separation to Commodore (see Note 5).

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

      REVENUE RECOGNITION

      Substantially all of Applied's revenues are generated by its subsidiary, CASI. Revenues consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded using the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

      Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. Changes in job performance, job conditions, estimated profitability (including losses arising from contract penalty provisions) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

      Direct and indirect contract costs are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and have established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited CASI's contracts through September 30, 1995. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

      Applied had revenues from one significant contract representing 62% and 65% of total contract revenues for the years ended December 31, 1998 and 1997, respectively. This contract is scheduled to end on September 30, 2000.

      CASH AND CASH EQUIVALENTS

      Applied considers cash and highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Applied's investments in cash equivalents are diversified among securities with high credit ratings in accordance with Applied's investment policy.

      RESTRICTED CASH AND CERTIFICATES OF DEPOSIT

      Restricted cash at December 31, 1997 consisted of $260 held in interest bearing deposit accounts as collateral for the line of credit, collateral for a performance bond and as deposits on certain leased property.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      CONCENTRATION OF CREDIT RISK

      Applied maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Applied has not experienced any losses in such accounts. With respect to trade receivables, Applied generally does not require collateral as the majority of Applied's services are performed for the U.S. Government and prime contractors that serve the U.S. Government. Applied believes it is not exposed to any significant credit risk on cash, cash equivalents and trade receivables.

      RISK AND UNCERTAINTY

      Applied's operations involving the separation and destruction of PCBs requires a permit from the EPA. Currently, Applied has a valid nationwide permit related to the treatment of PCBs in certain substances. Applied expects to obtain a permit for treatment of additional substances in June 1999. The current permit expires in March 2001. If this permit is not renewed, Applied will not be permitted to service any contracts which utilize Applied's separation and destruction technology related to the treatment of PCB's. Presently, there is no information to suggest that the EPA will not renew the Applied's permit or grant them the requested revision.

      IMPAIRMENT OF LONG-LIVED ASSETS

      Applied reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded in the Statement of Operations. Provisions for depreciation are computed on the straight-line method based on the estimated useful lives of the assets which range from 2-10 years.

      OTHER ASSETS

      Goodwill represents the fair value of securities issued plus the fair value of net liabilities assumed in connection with the acquisition of CASI (see Note 5). Goodwill is being amortized on a straight line basis over its estimated 30 year life. Completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories, Inc. ("Labs") (see Note
      5). Completed technology and patents are being amortized on a straight line basis over their estimated 7 and 17 year lives, respectively. Applied annually evaluates the existence of impairment on the basis of whether the goodwill, patents and completed technology are fully recoverable from the projected undiscounted net cash flows of the assets to which they relate.

      INCOME TAXES

      Income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109, which requires recognition of deferred income tax liabilities and assets for the

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

      RESEARCH AND DEVELOPMENT

      Research and development expenditures are charged to operations as incurred.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, notes receivable, cash equivalents, long term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. The fair value of these financial instruments approximate the recorded book value as of December 31, 1998 and 1997.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year presentation.

      STOCK-BASED COMPENSATION

      Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (in the intrinsic value method under Accounting Principles Board Opinion 25). SFAS 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic value method to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Applied has adopted the disclosure only provisions of SFAS 123.

      COMPREHENSIVE INCOME

      Effective January 1, 1998 Applied adopted the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The 1997 and 1996 financial statements have been restated to reflect the application of SFAS 130.

      SEGMENT INFORMATION

      In 1998, Applied adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides that the internal organization that is used by management for making operating decisions and assessing performance is the source of Applied's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position of Applied (see Note 4).

      NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 is not expected to have a material effect on the financial position or results of operations of Applied.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

3. EARNINGS PER SHARE

      All earnings per share amounts reflect the implementation of SFAS 128 "Earnings per Share". Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. Loss per share has been computed based on the number of shares outstanding as though capitalization, through the contribution of a $3,000 note payable to the principal stockholder had been exchanged for 15,000,000 shares of Applied's on January 1, 1995.


                                                                                           Year Ended December 31,
                                                                                   ----------------------------------------

                                                                                 1998                 1997               1996
                                                                                  (Dollars in thousands, except per share data)
                                                                             -------------------------------------------------------

Net loss before extraordinary item                                           $     (7,427)        $    (15,694)        $     (5,643)
Preferred stock dividends                                                             (14)                (240)                --
Dividends on Series A Preferred Stock (not declared)                                 --                    (26)                --
                                                                             ------------         ------------         ------------

Net loss applicable to common shareholders before
   extraordinary item                                                              (7,441)             (15,960)              (5,643)
Extraordinary item - gain on troubled debt restructuring                            1,892                 --                   --
                                                                             ------------         ------------         ------------

Net loss available to common shareholders                                    $     (5,549)        $    (15,960)        $     (5,643)
                                                                             ============         ============         ============

Weighted average common shares outstanding (basic)                             23,194,000           21,844,000           18,100,000

Series A Convertible Preferred Stock (Note 13)                                       --                    (*)                 --
Series B Convertible Preferred Stock (Note 13)                                        (*)                 --                   --
Series C Convertible Preferred Stock (Note 13)                                        (*)                 --                   --
Series D Convertible Preferred Stock (Note 13)                                        (*)                 --                   --
Employee Stock Options (Note 14)                                                      (*)                  (*)                  (*)
Warrants issued in connection with various transactions
   (Note 14)                                                                          (*)                  (*)                  (*)
                                                                             ------------         ------------         ------------

Weighted average common shares outstanding (diluted)                           23,194,000           21,844,000           18,100,000
                                                                             ------------         ------------         ------------

Net loss per share before extraordinary item - basic and
   diluted                                                                   $       (.32)        $      (0.73)        $      (0.31)
Extraordinary item per share - basic and diluted                                      .08                 --                   --
                                                                             ------------         ------------         ------------

Net loss per share - basic and diluted                                       $       (.24)        $      (0.73)        $      (0.31)
                                                                             ============         ============         ============


(*) Due to Applied's loss from continuing operations in 1998, 1997 and 1996, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

4. SEGMENT INFORMATION

      Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Applied has identified three reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Advanced Sciences ("CASI"), which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis; Solution, which is developing and constructing equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia; and through September 28, 1998, Separation, which provides water and contaminant separation by use of a patented process. Common overhead costs are allocated between segments based on a record of time spent by executives. Applied evaluates segment performance based on the segment's net income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Applied's foreign and export sales and assets located outside of the United States are not significant. Segment information was not kept, nor is it available for 1996. Summarized financial information concerning Applied's reportable segments is shown in the following table. Effective September 28, 1998, Applied sold its investment in Separation to Commodore, and accordingly, the summarized information for Separation is only included through the date of sale.


COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

1998
----                                                                                   Separation
                                                                                        (Through                          Corporate
                                                                                       September 28,                       Overhead
                                                          Total            CASI            1998)          Solution         & Other

Revenue                                                $ 17,470         $ 17,346         $     18         $   --           $    106

Costs and expenses:
   Cost of sales                                         15,421           14,986             --                375               60
   Research and development                               2,722             --              1,169            1,320              233
   General and administrative                             8,118            1,835            1,896              440            3,947
   Depreciation and amortization                          1,150              103              287              422              338
   Minority interest                                        300             --                300             --               --
                                                       --------         --------         --------         --------         --------

       Total costs and expenses                          27,711           16,924            3,652            2,557            4,578
                                                       --------         --------         --------         --------         --------

Income (loss) from operations                           (10,241)             422           (3,634)          (2,557)          (4,472)

   Gain on sale of affiliate                              4,664                                                               4,664
   Interest income                                          337                1               94                               242
   Interest expense                                      (1,066)            (125)                                              (941)
   Equity in losses of
     unconsolidated subsidiary                           (2,383)            --               --               --             (2,383)
   Income tax benefit                                    (1,262)            --               --               --              1,262
                                                       --------         --------         --------         --------         --------

Income (loss) before
   extraordinary item                                    (7,427)             298           (3,540)          (2,557)          (1,628)

Extraordinary item - gain on
   troubled debt restructuring                            1,892             --               --               --              1,892
                                                       --------         --------         --------         --------         --------

Net (loss) income                                      $ (5,535)        $    298         $ (3,540)        $ (2,557)        $    264
                                                       ========         ========         ========         ========         ========

Total assets                                           $ 15,617         $  3,506         $   --           $  1,932         $ 10,179
                                                       ========         ========         ========         ========         ========

Expenditures for long-lived assets                     $  2,704         $    135         $    762         $  1,669         $    138
                                                       ========         ========         ========         ========         ========


COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

1997
----                                                                                                                       Corporate
                                                                                                                            Overhead
                                                             Total            CASI        Separation       Solution          & Other

Revenue                                                    $ 19,493        $ 19,468        $   --          $   --          $     25

Costs and expenses:
   Cost of sales                                             16,325          15,763            --               358             154
   Research and development                                   3,074            --             1,440           1,189             495
   General and administrative                                12,196           3,019           3,697           1,766           3,714
   Depreciation and amortization                              1,282             103             233             567             379
   Minority interest                                            (82)           --              --              --               (82)
                                                           --------        --------        --------        --------        --------

       Total costs and expenses                              32,795          18,885           5,370           3,880           4,660
                                                           --------        --------        --------        --------        --------

Income (Loss) from operations                               (13,302)            583          (5,370)         (3,880)         (4,635)

   Interest income                                              745            --               294              32             419
   Interest expense                                          (1,310)           (437)             (8)           --              (865)
   Equity in losses of
     unconsolidated subsidiary                               (1,827)           --              --              --            (1,827)
   Income taxes                                                --              --              --              --              --
                                                           --------        --------        --------        --------        --------

Net income (loss)                                          $(15,694)       $    146        $ (5,084)       $ (3,848)       $ (6,908)
                                                           ========        ========        ========        ========        ========

Total assets                                               $ 29,696        $  3,916        $  6,396        $    984        $ 18,400
                                                           ========        ========        ========        ========        ========

Expenditures for long-lived assets                         $  1,810        $     (0)       $  1,226        $    427        $    157
                                                           ========        ========        ========        ========        ========


COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------
   5.   SIGNIFICANT TRANSACTIONS

      1998
      ----

      INTERCOMPANY NOTE

      In February, 1998, Commodore provided a $5,450 uncollaterized loan to Applied, evidenced by Applied's 8% non-convertible note (the "1998 Intercompany Note"). Pursuant to the terms of the 1998 Intercompany Note, interest on the unpaid principal balance was payable at the rate of 8% per annum semiannually in cash. The unpaid principal amount of the 1998 Intercompany Note was due and payable, together with accrued and unpaid interest, on December 31, 1999, or earlier under certain circumstances.

      In connection with the loan, Applied amended a five-year warrant to purchase 7,500,000 shares of Applied Common Stock issued to Commodore on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, Applied issued to Commodore an additional five-year warrant to purchase 1,500,000 shares of Applied at an exercise price of $10.00 per share. The new warrant and the modification of the existing warrant issued in connection with this transaction were valued at $1,369 in the aggregate and recorded as additional paid-in capital. Through the date of the extinguishment of this note, the discount associated with this allocation was being recognized using the effective interest rate method over the term of the loan. Amortization of the discount for 1998 was $542.

      As of September 28, 1998, the balance and carrying values of the 1997 (described in succeeding paragraphs) and 1998 Intercompany Notes were as follows:


                                    1997 NOTE    1998 NOTE      TOTAL

      Principal balance               $2,000       $4,622       $6,622
      Accrued interest                    40           94          134
                                      ------       ------       ------
      Total face value                 2,040        4,716        6,756

      Unamortized discount              (269)        (827)      (1,096)
                                      ------       ------       ------
      Carrying value                  $1,771       $3,889       $5,660
                                      ======       ======       ======


      On September 28, 1998, Applied repaid all amounts owed to Commodore by exchanging i) its 87% interest in the Common Stock of Separation, ii) 20,909 shares of newly created Series B Convertible Preferred Stock, iii) 10,189 shares of newly created Series C Convertible Preferred Stock, iv) 20,391 shares of newly created Series D Convertible Preferred Stock, v) a $357 receivable from Separation and vi) a modification of the new warrants granted in connection with the 1998 Intercompany Notes reducing the exercise price to $1.50. The value of the consideration given was less than the carrying amount of the Intercompany Notes. Accordingly, a $3,154 gain on troubled debt restructuring was recognized as follows:

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      Carrying value of Intercompany Notes                              $5,660

      Value of 87% interest in and receivable from Separation    500
      Value of Series B Convertible Preferred Stock              813
      Value of Series C Convertible Preferred Stock              396
      Value of Series D Convertible Preferred Stock              792
      Value of modification of warrant                             5

      Value of consideration given                                       2,506
                                                                       --------

      Gain on troubled debt restructuring                               $3,154
                                                                       --------

      The value of the 87% interest in and receivables from Separation, Preferred Stock and modification of the warrant were determined by independent appraisal.

      The gain on troubled debt restructuring, net of applicable taxes, has been recorded as an extraordinary item on the accompanying statement of operations.

      As of the date of the transaction, the carrying value of Applied's 87% interest in the Common Stock of Separation and Applied's $357 receivable from Separation was $(4,164). Accordingly, a $4,664 gain (representing the difference between the book value and the fair value of Applied's investment in Separation) on the sale of affiliate was also recorded in connection with the transaction.

      1997 AND 1996
      -------------

      REDEEMABLE PREFERRED STOCK (SERIES A PREFERRED STOCK)

      In August 1997, Applied sold 18,000 shares of its Series A Preferred Stock for an aggregate purchase price of $1,800. The Series A Preferred Stock had a liquidation preference of $100 per share plus accumulated and unpaid dividends (the "Liquidation Preference") and paid a 7% annual cumulative dividend. The Series A Preferred Stock was convertible by investors into that number of shares of Common Stock equal to the Liquidation Preference divided by the Conversion Price. The Conversion Price was defined as the amount equal to the lesser of (i) $4.64, representing 100% of the average of the closing sale prices of the Common Stock for the five consecutive trading days preceding the issuance date of the Series A Preferred Stock, or (ii) 88% of the average of the closing sale prices of the Common Stock for the five consecutive trading days immediately prior to the date of conversion (beneficial conversion feature). The Conversion Price was subject to certain floors based upon the trading price of Applied Common Stock.

      The Series A Preferred Stock was subject to mandatory redemption at the Liquidation Preference upon certain events, including (i) the average share price for any sixty consecutive days was less than $2.00, (ii) Applied's Common Stock was not listed on any exchange or over-the-counter market for fifteen consecutive trading days, or (iii) Applied was required to obtain stockholder approval under exchange regulations in order to issue shares of Common Stock and failed to obtain such approval within ninety calendar days.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

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

      The $876 December 31, 1997 carrying value was not accreted to the $986 liquidation value because of the uncertainty associated with the redemption features.

      In 1998, the remaining 9,600 shares of Series A Preferred Stock were converted into 337,000 shares of Common Stock based upon conversion prices ranging from $2.48 to $3.69 per share. At the time of conversion, Applied recorded $14 of preferred dividends related to the accumulated and unpaid dividends on shares converted.

      INTERCOMPANY CONVERTIBLE NOTE

      In September 1997, Commodore provided a $4,000, 8% convertible uncollateralized loan to Applied (the "1997 Intercompany Note"). Interest on the 1997 Intercompany Note was payable quarterly and the unpaid principal amount was payable on August 31, 2002. As previously discussed, this Note was extinguished in September 1998. Commodore had the right to convert the loan into shares of Common Stock at a conversion price of $3.89 per share, a 16% discount from the market price at the date of closing (beneficial conversion feature), subject to adjustment based on a number of factors. In connection with the 1997 Intercompany Note, Applied issued Commodore a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $5.03 per share, 109% of the market price on the date of closing.

      Applied recorded the $750 value of the beneficial conversion feature as additional paid-in capital, offset by an immediate recognition of the $750 as interest expense. The warrants issued in connection with this transaction were valued at $660 in the aggregate and recorded as additional paid-in capital. Through the date of extinguishment, the original issue discount associated with this allocation was recognized using the effective interest rate method over the term of the loan. Amortization of this discount for 1998 and 1997 totaled $19 and $42, respectively.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

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

      The sales agreement related to these shares specified certain twelve-month price reset provisions in the event that new Common shares were sold or issued in connection with the exercise of warrants at a per share price less than the original sales price. At the end of the twelve-month period, the price reset features expired. At the option of the Company, the liability under the price reset feature could be satisfied by issuing new Common Stock (at a price equal to the reset price) up to an aggregate of 5% of the total Common Stock of the Company (including the original shares and the shares issued in connection with the price reset); any excess price reset liabilities were required to be paid in cash.

      At December 31, 1997, the aggregate price reset liability was $1,198. This amount was recorded as an adjustment to the original purchase price and accrued as a liability. In 1998, Applied issued 599,063 additional shares of Common Stock in fulfillment of this liability.

      COMMODORE SEPARATION TECHNOLOGIES, INC.

      On December 2, 1996 Applied purchased Separation, Commodore CFC Technologies, Inc. ("CCFC") and CFC Technologies, Inc. ("CFC") from Commodore for $5,400, consisting of $3,000 in cash and warrants to purchase 7,500,000 shares of Applied's Common Stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. These warrants were amended in February 1998 (see 1998 Intercompany Note). The acquisition was accounted for as a transaction between entities under common control. Applied recorded its investment in Separation, CFC and CCFC as $753, equal to Commodore's historical basis in these subsidiaries. The difference between this amount and the $5,400 paid to Commodore was recorded as a direct reduction in the paid-in capital of Applied.

      In April 1997, Separation completed an initial public offering of its Common and Preferred equity securities from which it received net proceeds of approximately $6,109 and $4,978, respectively. This offering reduced Applied's equity ownership in Separation from 100 percent to 87 percent. Applied's $3,927 gain on this transaction was recorded as a direct increase in Applied's paid-in capital because Separation is a development stage company.

      Minority interests in Separation at December 31, 1997 consisted of the Separation Preferred Stock and warrants to purchase Separation Common Stock, both of which were sold in Separation's initial public offering. By December 31, 1997, all other minority interests in Separation's Common Equity had been reduced to zero, resulting in 100% of the losses of Separation being absorbed by Applied. For the period January 1, 1998 to September 28, 1998 and the year ended December 31, 1997, Separation paid dividends to its Preferred shareholders of $300 and $438, respectively.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      ACQUISITIONS AND REORGANIZATIONS

      On March 29, 1996, Commodore, Applied's sole shareholder at that date, in exchange for the issuance of 15,000,000 shares of Applied Common Stock, capitalized Applied, as follows: (1) contributed 90.05 percent of the outstanding common stock of Commodore Laboratories, Inc. ("Labs") and 100 percent of the outstanding capital stocks of Commodore Technologies ("Technologies"), Commodore Government Environmental ("Government"), Commodore Remediation Technologies ("Remediation"), and Sandpiper Properties ("Sandpiper"), (2) assigned all rights, titles, and interests in its contracts, assets, and properties related to AGENT 313 to Applied, and (3) contributed $3,000 of a promissory note to Applied for the purpose of funding the development of AGENT 313. This exchange (along with the July 1996 transaction described in the second succeeding paragraph) were recorded by Applied at Commodore's historical book value.

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

      On October 1, 1996, Applied acquired all of the outstanding voting common stock of Commodore Advanced Sciences, Inc. ("CASI") formerly Advanced Sciences, Inc. and A.S. Environmental, Inc. ("ASE"). This transaction also included the purchase of ASI's foreign subsidiaries, Advanced Sciences Integrada, S.A., ("ASI Argentina") and Advanced Sciences Integrated Mexico, S.A., ("ASI Mexico"). The acquisition was recorded using the purchase method of accounting. Accordingly, the results of operations of CASI have been included in those of Applied for the period subsequent to the date of acquisition.

      In consideration for the CASI and ASE stock, Applied issued 900,000 shares of common stock to CASI and ASE shareholders, with a fair value of $2,250. The fair value of the underlying net liabilities of CASI totaled $5,423, resulting in $7,673 of goodwill associated with the acquisition.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

6. RECEIVABLES

      The components of Applied's trade receivable are as follows as of December 31, 1998 and 1997:


                                                                          1998       1997
Contract receivables:
    Amounts billed                                                      $ 3,132    $ 3,285
    Retainages                                                              142        168
    Unrecovered costs and estimated profits
      subject to future negotiation - not billed                            (14)       (52)
                                                                        -------    -------

                                                                          3,260      3,401
    Less: Allowance for doubtful accounts and potential disallowances       118        416
                                                                        -------    -------

    Contract receivable - net                                             3,142      2,985
    Other receivables, net of allowances of $45 in 1997                    --           79
                                                                        -------    -------

       Total receivables - net                                          $ 3,142    $ 3,064
                                                                        =======    =======


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

      Substantially all of trade receivables are pledged to collateralize its line of credit (see Note 10).

7. OTHER INVESTMENTS

      On August 6, 1996, Applied and Teledyne Environmental, Inc. formed a joint venture named Teledyne-Commodore, LLC ("the LLC") and signed a licensing agreement for one of Applied's patented remediation technologies. The LLC was funded by a capital contribution of $1,000 in cash from each of Teledyne and Applied on October 1, 1996. Further capital contributions are required only when the Board of Members determines additional contributions are necessary or advisable. In February 1997 and pursuant to the agreement, Applied contributed an additional $1,000 to the LLC. In 1998, Applied contributed an additional $2,581 to the LLC. This investment is accounted for under the equity method.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      Summarized information of the LLC's net assets and results of operations was as follows at December 31, 1998 and 1997:

                                                       1998      1997

Current assets                                       $  2,049   $ 1,701
Non-current assets                                      1,549     1,312
Current liabilities                                     3,873     1,771
Revenues                                                1,788       510
Expenses                                                6,467     4,163

Investment in LLC:
    Opening balance                                  $    554   $   658
    Capital contribution                                2,581     1,000
    Advances to LLC, net of repayments                   (752)      723
    Loss reserve                                          (43)       --
    Equity in net loss                                 (2,340)   (1,827)
                                                     ---------  --------

    Net amount                                       $     --   $   554
                                                     ---------  --------

      Due to uncertainties over the success of various claims made by the LLC against various government agencies, Applied recorded a reserve of $43 in the fourth quarter of 1998 to reduce its investment to $0 at December 31, 1998. Applied will not approve or fund further LLC capital calls without adequate assurance that these monies will be recoverable and unless Applied has adequate resources to pay the capital call.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

8. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                              AVERAGE        DECEMBER 31,
                                                             USEFUL LIFE    1998      1997

       Machinery and equipment                                   10        $1,119    $2,438
       Furniture and fixtures                                     5            61       277
       Computer equipment                                         4           359       503
       Leasehold improvements                                     5            44       258
       Equipment construction in progress                                   1,208         -
                                                                          -------   -------

                                                                            2,791     3,476

       Less: accumulated depreciation and amortization                        589       978
                                                                           -------   -------

           Total property and equipment                                     $2,202    $2,498
                                                                           =======   =======

9. OTHER ACCRUED LIABILITIES

      Other accrued liabilities consist of the following:

                                                              1998      1997

Price reset feature of Common Stock                          $  --    $1,198
Compensation and employee benefits                             718    1,711
Severance payments                                              486       --
Loss reserve                                                    405      283
Other                                                           574      531
                                                             ------   ------

                                                             $2,183   $3,723
                                                             ======   ======

10. LINE OF CREDIT

      At December 31, 1998 and 1997, CASI had a $361 and $1,199 outstanding balance, respectively, on various revolving lines of credit. In August 1998 CASI refinanced their line of credit. The line of credit is not to exceed 75% of eligible receivables or $2,000 and is due August 4, 2000 with interest payable monthly at prime plus 1.5 percent (9.25 percent as of December 31, 1998). The credit line is collateralized by the assets of CASI and is guaranteed by Applied. The line of credit contains certain financial covenants and restrictions including minimum ratios that CASI must satisfy.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

11. NON-CASH INVESTING AND FINANCING ACTIVITIES

      1998
      ----

      In February 1998, Commodore provided a $5,450 loan to Applied. In connection with the loan, Applied issued new and amended warrants valued at $1,369 in the aggregate and recorded as additional paid-in capital (Note 5).

      In February 1998, Applied transferred a receivable from an affiliate with a carrying value of $830 to Commodore for debt reduction. In connection with the transaction, Applied issued a warrant to Commodore with a fair value of $340 which was recorded as additional paid-in capital (Note 5).

      In September 1998, Applied repaid Intercompany Notes with a carrying value of $5,660 through the exchange of 87% interest in the Common Stock of Separation and receivable from Separation with a value of $500, issuance of Preferred Stock with a value of $2,001 and modification of a warrant with a value of $5 (Note 5).

      In October 1998, Applied satisfied a price reset liability with an aggregate balance of $1,198, recorded as an accrued liability at December 31, 1997, through the issuance of additional shares of Common Stock
      (Note 5).

      In 1998, 9,600 shares of Series A Preferred Stock with an aggregate value of $876 were converted into Common Stock (Note 5).

      1997
      ----

      In August 1997, Applied sold 18,000 shares of Series A Preferred Stock for net proceeds of $1,668. Of this total, $242 was allocated to additional paid-in capital related to the fair value of warrants issued and the beneficial conversion feature. The remaining $1,427 was recorded as mandatorialy redeemable preferred stock. As of December 31, 1997, 8,400 shares of Series A Preferred Stock with an aggregate value of $550 were converted into Common Stock (Note 5).

      In September 1997, Commodore provided a $4,000 loan to Applied. In connection with the loan, Applied issued a new warrant valued at $660 in the aggregate which was recorded as additional paid-in capital. In addition, Applied recorded $750 in connection with a beneficial conversion feature of the

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      loan as additional paid-in capital, offset by an immediate recognition of the $750 as interest expense (Note 5).

      In October 1997, Applied sold 700,000 shares of Common Stock that included a price reset feature. The aggregate price reset liability of $1,198 was recorded as an adjustment to the original purchase price and an accrued liability (Note 5).

12. INCOME TAXES

      Applied provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes.

      The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                 1998      1997       1996

      Current tax benefit                    $(4,244)   $(6,136)   $(1,372)
      Deferred tax expense                     2,982      6,136      1,372
                                             -------    -------    -------

      Provision (benefit) for income taxes
         before extraordinary item            (1,262)      --         --

      Tax from extraordinary item              1,262       --         --
                                             -------    -------    -------

      Provision (Benefit) for income taxes   $  --      $  --      $  --
                                             =======    =======    =======

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      The provision for income taxes for the year ended December 31 results in an effective tax rate which differs from federal income tax rates as follows:

                                                      1998      1997       1996

Expected tax benefit at federal statutory rate     $(1,882)   $(5,336)  $(1,919)
State income tax benefit, net of federal
   income tax benefit                                 (332)      (942)     (339)
Loss on sale of subsidiary                          (2,866)      --        --
Loss of NOLs in connection with sale of affiliate    3,689       --        --
Change in valuation allowance                          476      5,694     2,213
Interest accretion                                     796         86      --
Beneficial conversion                                 --          300      --
Other                                                  119        198        45
                                                   -------    -------   -------

Income tax benefit                                 $  --      $  --     $  --
                                                   =======    =======   =======

      The components of the net deferred income tax as of December 31, are as follows:

                                               1998        1997         1996
Components of current deferred taxes, net:
    Reserve for uncollectible receivables
      and potential disallowances            $    480    $    492    $    925
    Net operating loss carryforward            12,254      11,700       5,573
    In process technology                         903         969         969
                                             --------    --------    --------

                                               13,637      13,161       7,467
Valuation allowance                           (13,637)    (13,161)     (7,467)
                                             --------    --------    --------

Net deferred taxes                           $   --      $   --      $   --
                                             ========    ========    ========

      Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 1998 and 1997, Applied has established a valuation allowance for the entire amount of net deferred tax assets.

      Applied has net operating loss ("NOL") carryforwards at December 31, 1998 of approximately $31,000 which expire in years 2000 through 2018. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

13. STOCKHOLDERS' EQUITY

      In 1997, Applied amended its Certificate of Incorporation authorizing up to 10,000,000 shares of Preferred Stock, $.001 par value and increasing authorized shares of Common Stock from 50,000,000 to 75,000,000.

      CONVERTIBLE PREFERRED STOCK

      Effective September 28, 1998, Applied authorized and issued three new series of Preferred Stock. Series B, C and D Preferred Stock were authorized up to 25,000, 15,000 and 25,000 shares, respectively, all at $.001 par value.

      Each of the Series B, C and D Preferred Stock is convertible into common shares of Applied; each has a par value of $.001 and a stated value of $100 per share; each carries a dividend rate of $6.00 per share per annum from the date of issuance, payable quarterly commencing December 31, 1998, when, and if declared by the Board of Directors; and each has non-cumulative dividends. Applied did not declare any dividend payment as of December 31, 1998.

      The Series B, C and D Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion rate of 142.9 shares of Common Stock for each share of Series B and D Convertible Preferred Stock and 133.3 shares of Common Stock for each share of Series C Convertible Preferred Stock (and effective conversion price of $.70 and $.75 per share of Common Stock, respectively). The conversion price is subject to adjustment under certain circumstances, including Applied taking action to change the number of Common Shares outstanding, such as declaring a stock dividend.

      The holders of Convertible Preferred Stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the Convertible Preferred Stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. Upon liquidation, dissolution or winding up of Applied, holders of Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $100.00 per share before any distribution to holders of the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock.

14. STOCK OPTIONS AND STOCK WARRANTS

      Applied has adopted the intrinsic value method of accounting for stock options and warrants under APB 25 with footnote disclosures of the pro forma effects as if the FAS 123 fair value method had been adopted.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      Had compensation expense for Applied's employee stock options been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS 123, Applied's net loss per share would have been increased to the pro forma amounts indicated below:


                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                             ----------------------------------

                                                               1998         1997        1996

      Net Loss - as reported                                   $(5,535)    $(15,694)   $(5,643)
      Net Loss - pro forma                                     $(7,931)    $(17,742)   $(6,239)
      Loss per share - as reported                              $(0.24)     $ (0.73)    $(0.31)
      Loss per share - Pro forma                                $(0.34)     $ (0.82)    $(0.34)



      FAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon the following assumptions about the underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is 60 percent, the expected risk-free rate of return is
      4.6 - 6.5 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.

      STOCK OPTIONS

      In December 1998, Applied adopted its 1998 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of Applied can receive non-qualified stock options to purchase up to an aggregate 5,000,000 shares of Applied's Common Stock. Exercise prices applicable to stock options issued under this Plan represent no less than 100% of the fair value of the underlying common stock as of the date of grant.

      Applied amended stock options to purchase 1,826,234 shares granted under the 1996 Stock Option Plan to extend the term to 10 years and to change the exercise price to $.44, 100% of the fair market value of Applied's on the date of the amendment.

      In March 1996, Applied adopted its 1996 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of Applied can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 2,000,000 shares of Applied's (of which no more than 1,500,000 shares may be issued pursuant to non-qualified stock options). Substantially all stock options granted in 1996 were done so under the 1996 Plan. Exercise prices applicable to stock options issued under the Plan represent no less than 100% of the fair value of the underlying as of the date granted. Stock options granted under the plan vest over a 3 - 5 year period.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      A summary of the status of options granted under the Plan as of December 31, 1998 and 1997 and changes during the periods then ended is presented below:


                                                1998                      1997
                                       -----------------------    ----------------------
                                                      Weighted                  Weighted
                                                      Average                   Average
                                                      Exercise                  Exercise
                                         Shares        Price       Shares        Price

Options outstanding - beginning of year  2,912,375      $6.06     1,994,875      $ 6.22
Granted                                  3,901,371       0.59     1,570,000        6.29
Exercised                                       --         --            --          --
Forfeited                                       --         --      (242,500)       6.19
Rescinded                               (2,658,734)      5.83      (410,000)       8.03
                                       ------------               ----------

Options outstanding - end of year        4,155,012       1.08     2,912,375        6.06
                                       ------------               ----------

Options exercisable - end of year        2,272,785                1,144,875
                                       ------------               ----------
Weighted average fair value of options
   granted during the period                            $0.42                    $ 4.61


                                                1996
                                       -----------------------
                                                       WEIGHTED
                                                       AVERAGE
                                                       EXERCISE
                                         SHARES        PRICE

Options outstanding - beginning of year        --        $ --
Granted                                 1,994,875        6.22
Exercised                                      --          --
Forfeited                                      --          --
Rescinded                                      --          --
                                       -----------

Options outstanding - end of year       1,994,875        6.22
                                       -----------

Options exercisable - end of year         629,875
                                       -----------
Weighted average fair value of options
   granted during the period                            $1.70


COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      The following table summarizes information about employee stock options outstanding at December 31, 1998:


                            OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                   ---------------------------------------      ----------------------
                                   WEIGHTED
                                    AVERAGE        WEIGHTED                   WEIGHTED
   RANGE OF                        REMAINING       AVERAGE                    AVERAGE
 EXERCISABLE         NUMBER       CONTRACTUAL     EXERCISE        NUMBER      EXERCISE
    PRICES          OUTSTANDING      LIFE          PRICE        EXERCISABLE    PRICE

$4.75 - $6.69         457,375      5.41 years      $ 5.77           364,875    $ 5.55
$2.00 - $2.31         121,225      9.29 years        2.18            91,225      2.24
$0.44 - $0.44       3,576,412      9.96 years        0.44         1,816,685      0.44
                   -----------                     -------      ------------   -------

                    4,155,012      9.45 years      $ 1.10         2,272,785    $ 1.49
                   -----------                                  ------------


      STOCK WARRANTS

      Outstanding warrants (vested and not vested) at December 31, 1998 are as follows:


                                                NUMBER OF     CURRENT
     GRANTED       GRANTED        GRANTED       WARRANTS      EXERCISE     EXPIRATION
      1996           1997          1998           1998         PRICE          DATE

       500,000             -                       500,000      $7.20    August 2001
     5,750,000             -                     5,750,000       8.40    June 2001
       500,000             -                       500,000      13.86    August 2001
     7,500,000             -                     7,500,000      10.00    December 2003
             -        19,407                        19,407       5.80    August 2002
             -        60,000                        60,000       3.68    September 2002
             -     1,000,000                     1,000,000       5.03    August 2002
             -        60,000                        60,000       5.00    November 2000
                                    514,000        514,000       4.50    March, 2003
                                  1,500,000      1,500,000       1.50    February, 2004
   ------------   -----------   ------------   ------------

    14,250,000     1,139,407      2,014,000     17,403,407
   ------------   -----------   ------------   ------------


      There were no warrants exercised in 1998, 1997 or 1996. As of December 31, 1998 and 1997, 17,403,407 and 15,389,407 warrants were exercisable, respectively.

 15.  RELATED PARTY TRANSACTIONS

      During 1996, Applied advanced an aggregate amount of $1.5 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corp. Lanxide is related to Commodore by substantial common ownership. The promissory notes became due on February 28, 1998. At December 31, 1997 a $814 reserve against this receivable existed, reducing the net

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      receivable to its estimated fair value. In March 1998, Applied realized this receivable by exchanging it for amounts due under the Intercompany Convertible Note (see Note 5). In connection with the exchange, Applied issued a warrant to Commodore to purchase 514,000 shares of Common Stock at exercise price of $4.50 expiring August 2001. The $340 fair value of the warrant was recorded as additional paid-in capital.

      CASI had a lease agreement with its Chairman under which CASI utilizes certain real estate for business purposes. Rent of approximately $11 and $6 was paid for the years ended December 31, 1997 and 1996, respectively. No rent was paid in 1998.

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

16. COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      Applied and its subsidiaries are committed under non cancelable operating leases for office space and other equipment. Future obligations under the leases net of projected subleases of $64 are as follows:


                    1999                                        $253
                    2000                                         157
                    2001                                          86
                                                               -----
                                                                $496
                                                               =====


      Rent expense approximated $502, $767 and $313 in 1998, 1997 and 1996, respectively.

      EMPLOYMENT AGREEMENTS
      Applied and its subsidiaries have employment agreements with 4 executives and key personnel. Aggregate minimum payments under the employment agreements for 1999 total $798. All employment agreements terminate by the end of 1999.

      Applied has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of Applied are entitled to formula bonuses. Applied paid $622 of 1997 executive bonuses in January 1998. No bonuses are accrued at December 31, 1998.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      LITIGATION

      Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

17. SUBSEQUENT EVENT

      In March 1999, Applied entered into a Letter of Intent with Global Energy Investors, LLC ("Global"). Under the terms of the Letter of Intent, Applied will acquire a 50% interest in Global for $5.0 million worth of Applied Convertible Preferred Stock and $2.5 million in cash. The Convertible Preferred Stock will have a conversion price of $.50 per share, will be non-dividend bearing and Global will be obligated to convert the Preferred Stock into Applied's Common Stock upon the earlier of March 31, 2001 or when Applied's Common Stock trades above $.50 per share for twenty days. Applied will also be obligated to acquire the remaining 50% interest of Global from the Global shareholders for 12.5 million shares of Applied's Common Stock at such time that Applied's Common Stock trades for at least $2.00 per share for twenty days. Applied's acquisition of Global is conditional upon the signing of definitive agreements, due diligence and the raising of $10 million in new working capital for Applied and Global.

                                                         TELEDYNE-COMMODORE, LLC
                                                   INDEX TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------






                                                                            PAGE

Independent Auditors' Report                                                F-32

Balance Sheet                                                               F-33

Statement of Operations                                                     F-34

Statement of Members' Capital (deficit)                                     F-35

Statement of Cash Flows                                                     F-36

Notes to Financial Statements                                               F-38

                                                    INDEPENDENT AUDITORS' REPORT


TO THE MEMBERS OF
TELEDYNE-COMMODORE, LLC


We have audited the accompanying balance sheet of TELEDYNE-COMMODORE, LLC as of December 31, 1998, and the related statements of operations, members' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TELEDYNE-COMMODORE, LLC as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company recognized a net loss for 1998, and has a deficit in working capital and members' capital as of December 31, 1998. These conditions result in substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Tanner + Co.



Salt Lake City, Utah
March 31, 1999

                                                         TELEDYNE-COMMODORE, LLC
                                                                   BALANCE SHEET

                                                                    DECEMBER 31,
--------------------------------------------------------------------------------

                                                                      1997
                                                     1998          (UNAUDITED)
                                                --------------------------------
              ASSETS

Current assets:
     Cash                                       $       63,252   $       405,620
     Capital contributions receivable                  408,000         1,000,000
     Accounts receivable                             1,578,150           295,591
                                                --------------------------------

             Total current assets                    2,049,402         1,701,211

Plant and equipment, net                             1,515,867         1,312,045
Other assets                                            33,101                 -
                                                --------------------------------

                                                $    3,598,370   $     3,013,256
                                                ================================

--------------------------------------------------------------------------------

              LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)

Current liabilities:
   Accounts payable                            $    1,709,012   $       422,503
   Related party payables                           2,163,504         1,348,079
                                               --------------------------------

             Total current liabilities              3,872,516         1,770,582
                                               -------------------------------

Contingency                                                 -                 -

Members' Capital (deficit):
  Commodore                                          (137,073)          621,337
  Teledyne                                           (137,073)          621,337
                                               --------------------------------

             Total members' capital (deficit)        (274,146)        1,242,674
                                               --------------------------------

                                               $    3,598,370   $     3,013,256
                                               --------------------------------




--------------------------------------------------------------------------------
See accompanying notes to financial statements.                             F-33

                                                         TELEDYNE-COMMODORE, LLC
                                                         STATEMENT OF OPERATIONS


--------------------------------------------------------------------------------

                                                                        PERIOD FROM
                                                                         AUGUST 6,
                                                                       1996 (DATE OF
                                       YEARS ENDED DECEMBER 31,        INCEPTION) TO
                                   -------------------------------      DECEMBER 31,
                                                         1997               1996
                                         1998         (UNAUDITED)       (UNAUDITED)
                                   -------------------------------------------------
Revenue:                           $    1,788,150   $      510,306   $            -
                                   -------------------------------------------------

Expenses:
   Cost of revenues                     3,317,651          572,719                -
   General and administrative           1,780,413        1,741,459           360,611
   Research and development             1,399,302        2,033,093           644,888
                                   -------------------------------------------------

              Total expenses            6,497,366        4,347,271         1,005,499
                                   -------------------------------------------------

Loss from operations                   (4,709,216)      (3,836,965)       (1,005,499)

Interest income                            29,596           69,439            15,699
                                   -------------------------------------------------

Net loss                           $   (4,679,620)  $   (3,767,526)  $      (989,800)
                                   =================================================




--------------------------------------------------------------------------------
See accompanying notes to financial statements.                             F-34

                                                         TELEDYNE-COMMODORE, LLC
                                         STATEMENT OF MEMBERS' CAPITAL (DEFICIT)


--------------------------------------------------------------------------------

                                                     TELEDYNE         COMMODORE         TOTAL
                                                 ------------------------------------------------
Balance at August 6, 1996 (unaudited)            $           -    $           -    $           -

     Capital contributions                            1,000,000        1,000,000        2,000,000
     Net loss                                          (494,900)        (494,900)        (989,800)
                                                 ------------------------------------------------

Balance at December 31, 1996 (unaudited)                505,100          505,100        1,010,200

     Capital contributions                            2,000,000        2,000,000        4,000,000
     Net loss                                        (1,883,763)      (1,883,763)      (3,767,526)
                                                 ------------------------------------------------

Balance at December 31, 1997 (unaudited)                621,337          621,337        1,242,674

     Capital contributions                            1,581,400        1,581,400        3,162,800
     Net loss                                        (2,339,810)      (2,339,810)      (4,679,620)
                                                 ------------------------------------------------

Balance at December 31, 1998                     $     (137,073)   $    (137,073)  $     (274,146)
                                                 ================================================








--------------------------------------------------------------------------------
See accompanying notes to financial statements.                             F-35

                                                         TELEDYNE-COMMODORE, LLC
                                                         STATEMENT OF CASH FLOWS


--------------------------------------------------------------------------------


                                                                                   PERIOD FROM
                                                                                     AUGUST 6,
                                                                                   1996 (DATE OF
                                                     YEARS ENDED DECEMBER 31,      INCEPTION) TO
                                                 -------------------------------   DECEMBER 31,
                                                                       1997            1996
                                                       1998         (UNAUDITED)     (UNAUDITED)
                                                 ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $   (4,679,620)  $   (3,767,526)  $     (989,800)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                     491,688            6,525            2,202
       (Increase) decrease in interest
         receivable                                          -             5,286           (5,286)
       Increase in accounts receivable               (1,282,559)        (295,591)              -
       Increase in other assets                         (33,101)              -                -
       Increase in accounts and related party
         payables                                     2,101,934        1,351,097          419,485
                                                 ------------------------------------------------

                  Net cash used in
                  operating activities               (3,401,658)      (2,700,209)        (573,399)
                                                 ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES-
     purchase of plant and equipment                   (695,510)      (1,309,760)         (11,012)
                                                 ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES-
     capital contributions from members               3,754,800        3,000,000        2,000,000
                                                 ------------------------------------------------

Net increase (decrease) in cash                        (342,368)      (1,009,969)       1,415,589

Cash, beginning of period                               405,620        1,415,589               -
                                                 ------------------------------------------------

Cash, end of period                              $       63,252   $      405,620   $    1,415,589
                                                 ================================================





--------------------------------------------------------------------------------
See accompanying notes to financial statements.                             F-36

                                                         TELEDYNE-COMMODORE, LLC
                                                         STATEMENT OF CASH FLOWS
                                                                       CONTINUED


--------------------------------------------------------------------------------




SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

The Company recorded member contributions receivable of $408,000 as of December 31, 1998 which were received in 1999. The Company recorded member contribution receivables of $1,000,000 as of December 31, 1997, which was received in 1998.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                 PERIOD FROM
                                                                   AUGUST 6,
                                                                1996 (DATE OF
                                 YEARS ENDED DECEMBER 31,       INCEPTION) TO
                             -------------------------------     DECEMBER 31,
                                                    1997            1996
                                   1998          (UNAUDITED)     (UNAUDITED)
                             ------------------------------------------------

         Interest paid       $           -    $-          -    $           -
                             ------------------------------------------------




--------------------------------------------------------------------------------
See accompanying notes to financial statements.                             F-37

                                                         TELEDYNE-COMMODORE, LLC
                                                   NOTES TO FINANCIAL STATEMENTS

                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

1.   ORGANIZATION
     AND
     SUMMARY OF
     SIGNIFICANT
     ACCOUNTING
     POLICIES

ORGANIZATION
Teledyne-Commodore, LLC (the Company) is a Delaware limited liability company
(LLC) formed as a 50/50 joint venture between Teledyne Environmental, Inc. (Teledyne) and Commodore Government Environmental Technologies, Inc. (Commodore). The Company was formed for the purpose of developing marketing, selling, and providing services using Solvated Electron Technology (SET). This technology is used in the disposal, elimination, neutralization, separation, remediation and decontamination of weapons and materials produced in the process of weapons materials fabrication. SET is a patented process which provides for the mixing of ammonia and other chemicals to neutralize toxic agents and explosives.

The term of the Company commenced on August 6, 1996 and shall continue until December 31, 2046, unless dissolved before such date in accordance with the provisions of the Limited Liability Company Agreement (the "Agreement").


CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.


As of December 31, 1998 the entire account receivable balance of $1,578,150 is due from one agency of the federal government. This receivable was paid in full during February 1999.


The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes is not exposed to any significant credit risk or cash and cash equivalents.


--------------------------------------------------------------------------------
                                                                            F-38

                                        TELEDYNE-COMMODORE, LLC AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

1.   ORGANIZATION
     AND
     SUMMARY OF
     SIGNIFICANT
     ACCOUNTING
     POLICIES
     CONTINUED

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.



CAPITAL CONTRIBUTION RECEIVABLE

The Company records a receivable for capital contributions to be received from the Members at the date the contributions are determined and agreed to by the Board of Managers.


PLANT AND EQUIPMENT

Plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is determined using the straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sales of plant and equipment are reflected in operations.


RESEARCH AND DEVELOPMENT

Research and development expenses consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge which will be useful in developing processes or products and implementation of such through design, testing of product alternatives or construction of prototypes. The Company expenses all research and development costs as they are incurred.


REVENUE

The Company records revenue upon completion of the service being performed.


--------------------------------------------------------------------------------
                                                                            F-39

                                        TELEDYNE-COMMODORE, LLC AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



1.   ORGANIZATION
     AND
     SUMMARY OF
     SIGNIFICANT
     ACCOUNTING
     POLICIES
     CONTINUED

ALLOCATION OF PROFITS OR LOSSES
The Company's Agreement generally provides that net profits and net losses shall be allocated 50% to Teledyne's and 50% to Commodore's capital accounts.

INCOME TAXES
The Company is a Delaware limited liability company. As such, there is no provision for income taxes. The members of the LLC are to include their respective share of Company profits or losses in their respective returns.

UNAUDITED INFORMATION
In the opinion of management, the accompanying unaudited financial statements for the year ended December 31, 1997 and the period ended December 31, 1996 contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of December 31, 1997 and the results of operations and cash flows of the Company for the periods then ended.



2.   GOING
     CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 1998, the Company incurred a net loss of $4,679,620. Additionally the Company has a working capital deficit of $1,823,114 and a deficit in members' capital of $274,146. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis, to obtain additional contributions from members as may be required, and ultimately to attain profitability. The Company is active in the development and marketing of new products, and the obtaining of both commercial and governmental contracts. There is no assurance that the Company will be successful.



--------------------------------------------------------------------------------
                                                                            F-40

                                        TELEDYNE-COMMODORE, LLC AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

3.   PLANT AND
     EQUIPMENT

Plant and equipment consists of the following as of December 31, 1998:


                          Plant                           $       1,982,591
                          Equipment                                  33,692
                                                          -----------------

                                                                  2,016,283

                          Less accumulated depreciation            (500,416)
                                                          -----------------

                                                          $       1,515,867
                                                          =================



4.   SIGNIFICANT
     CUSTOMER

All of the Company's revenues of $1,788,150 for 1998 resulted from sales to and services provided for one agency of the United States Government.


5.   RELATED PARTY
     TRANSACTIONS

The Company has service operations agreements with Teledyne and Commodore that provide for reimbursement of costs incurred on behalf of the LLC. Total expenses accrued to Teledyne and Commodore are as follows for 1998:


                          Teledyne                       $        3,279,000
                          Commodore                                 440,000
                                                         ------------------

                                       Total             $        3,719,000
                                                         ==================

Teledyne employs virtually all of the personnel serving the Company. The related labor, overhead, and general and administrative expenses incurred by Teledyne are billed to the Company on a monthly basis. Overhead expenses and general administrative expenses are allocated based on labor and total costs excluding labor, respectively. Rates applied in computing overhead and general and administrative expenses are audited by the Defense Contract Audit Agency of the United States Government.


--------------------------------------------------------------------------------
                                                                            F-41

                                        TELEDYNE-COMMODORE, LLC AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



5.   RELATED PARTY
     TRANSACTIONS
     CONTINUED

As of December 31, 1998 accounts payable reflect payables to the Members as follows:


                          Teledyne                       $        2,023,758
                          Commodore                                 139,746
                                                         ------------------

                                       Total             $        2,163,504
                                                         ==================



6.   RECENT
     ACCOUNTING
     PRONOUNCE
     -MENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

--------------------------------------------------------------------------------
                                                                            F-42