Form 10-Q
period 1999-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 1999-05-14
CIK 1013556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---              SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                            OR
 ---              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares the common stock outstanding at May 5, 1999 was 23,702,263.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                              PAGE NO.
PART I   FINANCIAL INFORMATION....................................................................1

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet -
                      March 31, 1999 and December 31, 1998........................................1

              Condensed Consolidated Statement of Operations -
                      Three months ended March 31, 1999 and
                      March 31, 1998..............................................................3

              Condensed Consolidated Statement of Cash Flows Three months ended
                      March 31, 1999 and
                      March 31, 1998..............................................................4

              Notes to Condensed Consolidated Financial Statements................................5

Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.........................................9

PART II  OTHER INFORMATION.......................................................................15

SIGNATURES    ...................................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        MARCH 31,   DECEMBER 31,
                               ASSETS                    1999          1998
                                                        ---------   ------------
                                                        (unaudited)
Current Assets:
         Cash and cash equivalents                      $     562   $      1,798
         Accounts receivable, net                           2,738          3,142
         Notes and advances to related parties                116            130
         Prepaid assets and other current receivables         287            271
                                                        ---------   ------------
                  Total Current Assets                      3,703          5,341

Property and equipment, net                                 2,374          2,202
Other assets
         Patents and completed technology, net of
            accumulated amortization of $379 and
            $349, respectively                                946            977
         Goodwill, net of accumulated amortization
            of $639 and $575, respectively                  7,033          7,097
                                                        ---------   ------------
                    Total Assets                        $  14,056   $     15,617
                                                        =========   ============


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        MARCH 31,   DECEMBER 31,
                      LIABILITIES AND                     1999          1998
                    STOCKHOLDERS' EQUITY                ---------   ------------
                                                        (unaudited)
Current Liabilities:
         Accounts payable                               $     701   $        975
         Current portion of long term debt                      4              5
         Line of credit                                       388            361
         Other accrued liabilities                          1,754          2,183
                                                        ---------   ------------
                  Total Current Liabilities                 2,847          3,524

Notes payable to related parties                              181            185
                                                        ---------   ------------
                   Total Liabilities                        3,028          3,709

Commitments and contingencies                                  --             --

Stockholders' Equity
         Convertible Preferred Stock, Series B, C & D
           Par value $0.001 per share,
           6% non-cumulative dividends,
           65,000 shares authorized,
           51,489 shares issued and outstanding                --             --
         Common Stock, par value $0.001 per share,
           75,000,000 shares authorized,
           23,702,263 issued and outstanding                   24             24
         Additional paid-in capital                        43,382         43,382
         Accumulated deficit                              (36,325)       (35,445)
         Accumulated Other Comprehensive Income             3,947          3,947
                                                        ---------    -----------
                  Total Stockholders' Equity               11,028         11,908
                                                        ---------    -----------
         Total Liabilities and Stockholders' Equity     $  14,056    $    15,617
                                                        =========    ===========



            See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               THREE MONTHS ENDED
                                                              MARCH 31,   MARCH 31,
                                                                1999        1998
                                                              ---------   ---------
Contract revenues                                              $  3,345    $  4,214
Costs and expenses:
         Cost of sales                                            3,004       3,807
         Research and development                                   285         836
         General and administrative                                 751       2,142
         Depreciation and amortization                              187         295
                                                               --------    --------
                  Total costs and expenses                        4,227       7,080
                                                               --------    --------
Loss from operations                                               (882)     (2,866)
                                                               --------    --------
Other income (expense):
         Interest income                                             17         163
         Interest expense                                           (15)       (244)
                                                               --------    --------
                  Net other income (expense)                          2         (81)
                                                               --------    --------
Loss before income taxes and affiliate losses                      (880)     (2,947)
         Income taxes                                                --          --
                                                               --------    --------
Loss before affiliate losses                                       (880)     (2,947)
         Equity in losses of unconsolidated subsidiaries             --        (448)
                                                               --------    --------
         Net loss                                              $   (880)   $ (3,395)
                                                               ========    ========
         Loss per share                                        $   (.04)   $   (.15)
                                                               ========    ========
Number of weighted average shares outstanding (in thousands)     23,702      22,950
                                                               ========    ========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                     MARCH 31,   MARCH 31,
                                                                       1999        1998
                                                                     ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $   (880)   $ (3,395)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                    187         294
         Undistributed losses of unconsolidated subsidiary                 --         448
         Non-cash interest expense                                         --          89
         Changes in assets and liabilities, net of acquisitions:
                Accounts receivable                                       404        (731)
                Prepaid assets                                            (16)         34
                Inventory                                                  --        (266)
                Other assets                                               --           5
                Accounts payable                                         (274)         97
                Payables to related parties                                (5)        (55)
                Other liabilities                                        (429)       (624)
                                                                     --------    --------
                  Net cash provided/(used) in operating activities     (1,013)     (4,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                              (265)       (325)
      Acquisition of patents                                               --         (37)
      Advances to related parties                                          15       1,606
      Decrease (increase) in restricted cash                               --          30
      Other investments                                                    --        (431)
      Other receivables                                                    --          14
                                                                     --------    --------
                  Net cash provided/(used) in investing activities       (250)        857

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowing from principal stockholder                             --       3,450
      Increase in (repayment of) line of credit                            27         149
      Proceeds from subsidiary's sale of stock                             --          25
      Decrease in notes and loans payable                                  --         (14)
      Preferred stock dividend paid                                        --         (14)
      Preferred stock dividend paid by subsidiary                          --        (150)
                                                                     --------    --------
                  Net cash provided/(used) in financing activities         27       3,446
Increase (decrease) in cash                                            (1,236)        199
Cash, beginning of period                                               1,798      13,151
                                                                     --------    --------
Cash, end of period                                                  $    562    $ 13,350
                                                                     ========    ========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on form 10-K for the year ended December 31, 1998.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 1998, 1997, and 1996, Applied incurred losses exclusive of their gains on the sale of an affiliate and extraordinary item of $13,353,000, $15,694,000 and $5,643,000, respectively. Applied has also experienced net cash outflows from operating activities of $9,155,000, $8,220,000 and $7,159,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Presently, Applied does not have sufficient cash resources to meet its requirements in 1999. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $132,000 at December 31, 1998 and $118,000 at March 31, 1999.

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method as the Company does not have a controlling interest in the venture. This investment is carried at $0 at December 31, 1998 and March 31, 1999.

         Until September 1998, Applied was engaged in the separation of hazardous waste through its 87% owned subsidiary, Commodore Separation Technologies, Inc. ("Separation"). Effective September 28, 1998, Applied sold its investments in Separation to Commodore Environmental Services, Inc.

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


Note B - Stockholders' Equity

         In 1997, Applied amended its Certificate of Incorporation authorizing up to 10,000,000 shares of Preferred Stock, $.001 par value and increasing authorized shares of Common Stock from 50,000,000 to 75,000,000.

Convertible Preferred Stock

         Effective September 28, 1998, Applied authorized and issued three new series of Preferred Stock. Series B, C and D Preferred Stock were authorized up to 25,000, 15,000, and 25,000 shares, respectively, all at $.001 par value. The Company issued 20,909 of Series B, 10,189 of Series C and 20,391 of Series D effective September 28, 1998.

         Each of the Series B, C and D Preferred Stock is convertible into common shares of Applied; each has a par value of $.001 and a stated value of $100 per share; each carries a dividend rate of $6.00 per share per annum from the date of issuance, payable quarterly commencing December 31, 1998, when, and if declared by the Board of Directors; and each has non-cumulative dividends. Applied did not declare any dividend payment as of December 31, 1998 or March 31, 1999.

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

         The holders of Convertible Preferred Stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the Convertible Preferred Stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. Upon liquidation, dissolution or winding-up of Applied, holders of Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $100.00 per share before any distribution to holders of the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock.


Note C - Segment Information

         Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Applied has identified three reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Advanced Sciences ("CASI"), which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis; Solution , which is developing and constructing equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia; and through September 28, 1998, Separation, which provides water and contaminant separation by use of a patented process. Common overhead costs are allocated between segments based on a record of time spent by executives. Applied evaluates segment performance based on the segment's net income (loss). Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following table. Effective September 28, 1998, Applied sold its investment in Separation to Commodore, and accordingly, the summarized information for Separation is not included in the three months ended March 31, 1999.


THREE MONTHS ENDED MARCH 31, 1999

                                                                            CORPORATE
                                                                             OVERHEAD
                                           TOTAL       CASI     SOLUTION    AND OTHER
Contract Revenues                        $  3,345    $  3,345   $     --    $      --

Costs and expenses
     Cost of Sales                          3,004       3,004         --           --
     Research and Development                 285          --        285           --
     General and Administrative               751         247          5          499
     Depreciation and Amortization            187          26         90           71

                                         --------    --------   --------    ---------
              Total costs and expenses      4,227       3,277        380          570
                                         --------    --------   --------    ---------
Income (Loss) from Operations                (882)         68       (380)        (570)

     Interest Income                           17          --         --           17
     Interest Expense                         (15)         --         --          (15)
     Equity in losses of
         Unconsolidated subsidiary             --          --         --           --

                                         --------    --------   --------    ---------
Net Income (Loss)                        $   (880)   $     53   $   (380)   $    (553)
                                         ========    ========   ========    =========

Total Assets                             $ 14,056    $  3,145   $  2,094    $   8,817

Expenditures for long-lived assets       $    265    $     --   $    265    $      --

THREE MONTHS ENDED MARCH 31, 1998

                                                                                         CORPORATE
                                                                                         OVERHEAD
                                          TOTAL        CASI     SEPARATION   SOLUTION    AND OTHER
Contract Revenues                        $  4,214    $  4,206    $     --    $     --    $      8

Costs and expenses
     Cost of Sales                          3,807       3,767          --          20          20
     Research and Development                 836          --         438         280         118
     General and Administrative             2,142         237         738          20       1,148
     Depreciation and Amortization            295          23          80         110          81
                                         --------    --------    --------    --------    --------
              Total costs and expenses      7,080       4,027       1,256         430       1,367
                                         --------    --------    --------    --------    --------
Income (Loss) from Operations              (2,866)        179      (1,256)       (430)     (1,359)

     Interest Income                          163          --          53          --         110
     Interest Expense                        (244)        (27)         --          --        (217)
     Equity in losses of
         Unconsolidated subsidiary           (448)         --          --          --        (448)
                                         --------    --------    --------    --------    --------
Net Income (Loss)                        $ (3,395)   $    152    $ (1,203)   $   (430)   $ (1,914)
                                         ========    ========    ========    ========    ========

Total Assets                             $ 30,093    $  4,371    $  5,166    $  1,126    $ 19,430

Expenditures for long-lived assets       $    362    $      2    $    106    $    254    $     --


Note D - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.


Note E - Acquisition

         In March 1999, Applied entered into a Letter of intent with Global Energy Investors, LLC ("Global"). Under the terms of the Letter of Intent, Applied will acquire a 50% interest in Global for $5.0 million worth of Applied Convertible Preferred Stock and $2.5 million in cash. The Convertible Preferred Stock will have a conversion price of $.50 per share, will be non-dividend bearing and Global will be obligated to convert the Preferred Stock into Applied's Common Stock upon the earlier of March 31, 2001 or when Applied's Common Stock trades above $.50 per share for twenty days. Applied will also be obligated to acquire the remaining 50% interest of Global from the Global shareholders for 12.5 million shares of Applied's Common Stock at such time that Applied's Common Stock trades for at least $2.00 per share for twenty days. In April, 1999, both parties signed a definitive agreement with substantially the same terms as outlined in the Letter of Intent. Applied's acquisition of Global is conditional upon due diligence and the raising of $10 million in new working capital for Applied and Global.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         AND RESULTS OF OPERATION

Overview

         Commodore Applied Technologies, Inc. and subsidiaries ("Applied"), is engaged in the destruction and neutralization of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs).

         Applied is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Commodore Advanced Sciences, Inc. ("CASI"), formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one-year increments, there is a possibility for cutbacks as these contracts constitute a major portion of CASI's revenues, and such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow Applied to obtain new contracts in the future.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Revenues were $3,345,000 for the three months ended March 31, 1999, compared to $4,214,000 for the three months ended March 31, 1998. Such revenues were primarily from the Company's ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. The Company has seen some reduction in annual sales volume since the middle of 1998 when ASI's major customer was forced to separately bid some professional services that were originally subcontracted through ASI. This occurred because the dollar volume of work had grown past the level where it could be subcontracted. Cost of sales decreased from $3,807,000 to $3,004,000 for the same period. This decrease is consistent with the decrease in revenue.

         For the three months ended March 31, 1999, the Company incurred research and development costs of $285,000 as compared to $836,000 for the three months ended March 31, 1998. In 1998, some personnel previously charged to research and development were reassigned to the Company project in Weldon Spring. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Commodore Separation Technologies, Inc. ("Separation"), a former subsidiary, had research and development costs of $438,000 for the three months ended March 31, 1998.

         General and administrative expenses for the three months ended March 31, 1999 were $751,000 as compared to $2,142,000 for the three months ended March 31, 1998. Separation had General and Administration costs of $738,000 for the three months ended March 31, 1998. The savings in 1999 are a result of restructuring steps taken during the last half of 1998.

         Interest income was $17,000 for the three months ended March 31, 1999, as compared to $163,000 for the three months ended March 31, 1998. This decrease is consistent with the reduction in cash balances available for investment as funds were used to pay ongoing expenses.

         Interest expense for the three months ended March 31, 1999 was $15,000 as compared to $244,000 for the three months ended March 31, 1998. Interest changes in 1999 result from favorable rate and terms on a line of credit put in place in April, 1998.

         Equity in losses of unconsolidated subsidiary for the three months ended March 31, 1999 was $0 as compared to $448,000 for the three months ended March 31, 1998. The Company's Teledyne-Commodore, LLC joint venture commenced operations in October 1996. The Company recorded its liability for all capital contributions at December 31, 1998. The Company currently has no plans to contribute any further capital to the LLC.


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

         In July 1996, the Company utilized a portion of the net proceeds from its IPO to repay an outstanding line of credit of $2.0 million, as well as a $5,925,426 promissory note to its principal stockholder, Commodore Environmental Services, Inc. ("Environmental") . The Company set aside $1.0 million cash collateral to support a loan made by a commercial bank to the Company's principal stockholder in December 1993. In September 1996, such cash collateral was released by the bank.

         In August 1996, the Company loaned $1.5 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corporation, a Delaware Corporation ("Lanxide"). Lanxide is related to the Company by significant common beneficial ownership. The LPM Note is collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998. In March 1998, the Company transferred the LPM Note to Environmental, together with $500,000 in cash, as partial prepayment of the $4.0 million unsecured loan from Environmental to the Company in September 1997.

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

         In September 1997, Environmental provided the Company with a $4.0 million unsecured loan, evidenced by the Convertible Note due August 31, 2002. In connection with the Convertible Note, the Company issued warrants to purchase 1,000,000 shares of Common Stock to Environmental valued at $660,000 and provided a beneficial conversion privilege with an intrinsic value of $750,000 as of the date of the transaction. In March 1998, the Company prepaid $2.0 million of the Convertible Note by (i) paying Environmental the sum of $500,000 in cash and (ii) transferring to Environmental the LPM promissory note, dated August 30, 1996, in the principal amount of $1.5 million. Lanxide, which specializes in the manufacture of ceramic bonding and refractory materials, is related to the Company by significant common beneficial ownership. To induce Environmental to accept the Company's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into Common Stock), the Company issued to Environmental an additional warrant to purchase up to 514,000 shares of Common Stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of the Common Stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000. The remaining balance of this Intercompany Convertible Note was paid off by December 31, 1998.

         At March 31, 1999 and December 31,1998, CASI had a $388,000 and $361,000 outstanding balance, respectively, on its revolving lines of credit. In August 1998, CASI refinanced their line of credit. The line of credit is not to exceed 75% of eligible receivable or $2,000,000 and is due August 4, 2000 with interest payable monthly at prime plus 1.5 percent (9.25 percent as of March 31, 1999). The credit line is collateralized by the assets of CASI and is guaranteed by Applied. This line of credit contains certain financial covenants and restrictions including minimum ratios that CASI must satisfy. CASI was in compliance with the covenants at March 31, 1999 and December 31, 1998.

         In addition, the line of credit agreement stipulates that no payments shall be made to the Company other than monthly scheduled payments of principal with respect to $6,300,000 of subordinated indebtedness owed by ASI to the company (which is eliminated in consolidation) and intercompany indebtedness not to exceed $20,000 in any month. In addition, CASI shall not incur indebtedness in excess of $25,000, other than trade payables, the above subordinated indebtedness and other contractual obligations to suppliers and customers incurred in the ordinary course of business.

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

         As part of this restructuring plan, the Company consummated the transfer of all 10,000,000 of its shares of Common Stock, par value $.001 per share (the "Separation Stock"), of Separation, representing approximately 87% of the issued and outstanding shares of capital stock of Separation to Commodore Environmental Services LLC, a Delaware limited liability company wholly owned by Commodore. The transfer is effective as of September 28, 1998. Accordingly, the 1998 consolidated financial statements of the Company, include the activity of Separation only through September 28, 1998. As a result of this sale, the Company recognized a gain of $4,664,000. The 1999 Condensed Consolidated Financial Statements reflect no activity for Separation.

         Also, the Company has entered into a definitive agreement to purchase Global Energy Investors, LLC ("GEI"). The Company believes that this transaction will be received positively by the investment community and will allow the merged companies to raise $10,000,000 in new equity capital. This transaction is scheduled to be completed in the third quarter of 1999.

         For the three months ended March 31, 1999, the Company incurred a net loss of $880,000 as compared to a net loss of $3,395,000 for the three months ended March 31, 1998. For the years ended December 31, 1998, 1997 and 1996, the Company incurred losses exclusive of their gain on the sale of affiliate and extraordinary item of $13,353,000, $15,694,000 and $5,643,000,respectively. The Company has also experienced net cash outflows from operating activities of $9,155,000, $8,220,000 and $7,159,000 for the years ended December 31, 1998,
1997 and 1996, respectively. At December 31, 1998, 1997 and 1996 the Company had working capital of $1,817,000, $11,170,000 and $8,838,000, respectively, and stockholders' equity of $11,908,000, $11,654,000 and $20,076,000, respectively.
The Company's decrease in working capital and stockholders' equity from December 31, 1996 to December 31, 1998 is principally due to the net loss for the period.

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

         The Company has not quantified the total costs required to become year 2000 compliant, but does not expect that the cost of addressing any year 2000 issues will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. As of March 31, 1999, the total costs incurred to address the Company's year 2000 issues have not been material (approximately $61,500). However, if the Company, its customers or vendors encounter any unanticipated delays in, or costs associated with, the resolution of any year 2000 issue, the Company's business, financial condition and results of operations could be materially adversely affected. Accordingly, the Company plans to devote the necessary resources to becoming year 2000 compliant in a timely manner and intends to create a contingency plan by July 1999 to handle any year 2000 problems.

FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Quarterly Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

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







DATE: MAY 14, 1999                  COMMODORE APPLIED TECHNOLOGIES, INC.
                                    (REGISTRANT)


                                    BY     /s/ JAMES M. DE ANGELIS
                                      ------------------------------------------
                                       JAMES M. DE ANGELIS -  VICE PRESIDENT AND
                                       TREASURER (AS BOTH A DULY AUTHORIZED
                                       OFFICER OF THE REGISTRANT AND THE
                                       PRINCIPAL FINANCIAL OFFICER OF THE
                                       REGISTRANT)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27              Financial Data Schedule.