Form 10-Q
period 1999-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 1999-08-16
CIK 1013556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                            OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of shares the common stock outstanding at August 12, 1999 was 23,702,263.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                            PAGE NO.
                                                                                                            --------
PART I.           FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
---------         ---------------------
Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet -
                           June 30, 1999 and December 31, 1998. . . . . . . . . . . . . . . . . . . . .        3

                  Condensed Consolidated Statement of Operations -
                           Six months ended June 30, 1999 and 1998. . . . . . . . . . . . . . . . . . .        5

                  Condensed Consolidated Statement of Cash Flows Six months
                           ended June 30, 1999 and
                           June 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

                  Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . .        7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . .       11

PART II.          OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15
----------        -----------------

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                              ASSETS                                       JUNE 30, 1999                    DECEMBER 31, 1998
                                                                            (unaudited)
Current Assets:

         Cash and cash equivalents                                         $         412                    $          1,798
         Accounts receivable, net                                                  4,274                               3,142
         Notes and advances to related parties                                        80                                 130
         Inventory
         Restricted cash and certificates of deposit
         Prepaid assets and other current receivables                                183                                 271
                                                                           -------------                    ----------------
         Total Current Assets                                                      4,949                               5,341

Property and equipment, net                                                        2,614                               2,202
Patents and completed technology, net of accumulated
     amortization of $780 and $339, respectively                                     916                                 977
Goodwill, net of accumulated amortization of $703 and
     $575, respectively                                                            6,969                               7,097
Other                                                                                 28                                  --
                                                                           -------------                    ----------------
Total Assets                                                               $      15,476                    $         15,617
                                                                           =============                    ================


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIABILITIES AND STOCKHOLDERS' EQUITY                                          June 30, 1999                December 31, 1998
                                                                            -----------------              -----------------
         Accounts payable                                                   $           1,256              $             975
         Notes payables/related parties                                                     0
         Current portion of long term debt                                                  2                              5
         Line of credit                                                                 1,480                            361
         Other accrued liabilities                                                      2,051                          2,183
                                                                            -----------------              -----------------
         Total Current Liabilities                                                      4,789                          3,524

Notes payable to related parties                                                          185                            185

Commitments and contingencies

STOCKHOLDERS' EQUITY
Convertible Preferred Stock-Series B, C, and
     D par value $0.001 per share, 6%
     non-cumulative dividends 65,000 shares
     authorized, 51,489 shares outstanding.                                                --                             --
 Common Stock, par value $0.001 per share,
      75,000,000 shares authorized, 23,702,263
      issued and outstanding.                                                              24                             24
Accumulated Other Comprehensive Income                                                  3,947                          3,947
Additional paid-in capital                                                             43,382                         43,382
Accumulated deficit                                                                   (36,851)                       (35,445)
                                                                            -----------------              -----------------
Total Stockholders' Equity                                                  $          10,502              $          11,908
                                                                            -----------------              -----------------
Total Liabilities and Stockholders' Equity                                  $          15,476              $          15,617
                                                                            =================              =================


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,        JUNE 30,      JUNE 30,       JUNE 30,
                                                                       1999            1998           1999          1998
                                                                     --------        --------      --------       --------
Contract revenues                                                    $  4,754        $  4,413      $  8,550       $  8,627
Costs and expenses:
         Cost of sales                                                  3,914           4,164         7,368          8,280
         Research and development                                         277             726           562          1,253
         General and administrative                                       903           2,057         1,655          4,049
         Depreciation and amortization                                    177             312           364            607
         Minority interest                                                 --             150            --            300
                                                                     --------        --------      --------       --------
                  Total costs and expenses                              5,722           7,409         9,499         14,489
                                                                     --------        --------      --------       --------
Loss from operations                                                     (517)         (2,996)       (1,399)        (5,862)

Other income (expense):
         Interest income                                                    6              59            23            222
         Interest expense                                                 (15)           (367)          (30)          (611)
                                                                     --------        --------      --------       --------
                  Net other income (expense)                               (9)           (308)           (7)          (389)
                                                                     --------        --------      --------       --------
Loss before income taxes and affiliate losses                            (526)         (3,304)       (1,406)        (6,251)
         Income taxes                                                      --              --            --             --
                                                                     --------        --------      --------       --------
Loss before affiliate losses                                             (526)         (3,304)       (1,406)        (6,251)
         Equity in losses of unconsolidated subsidiaries                   --            (481)           --           (930)
                                                                     --------        --------      --------       --------
         Net loss                                                    $   (526)       $ (3,785)     $ (1,406)      $ (7,181)
                                                                     ========        ========      ========       ========
         Loss per share                                              $  (0.02)       $   (.16)     $  (0.06)      $   (.31)
                                                                     ========        ========      ========       ========
Number of weighted average shares outstanding (000's)                  23,702          23,103        23,702         23,016
                                                                     ========        ========      ========       ========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     SIX MONTHS ENDED
                                                                                   JUNE 30,    JUNE 30,
                                                                                     1999        1998
                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $ (1,406)   $ (7,181)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  364         607
         Undistributed losses of unconsolidated subsidiary                                          930
         Minority interest in subsidiary                                                            300
         Non-cash interest expense                                                                   --
         Changes in assets and liabilities, net of acquisitions:
                Accounts receivable                                                  (1,132)        (92)
                Prepaid assets                                                           88          64
                Inventory                                                                          (190)
                Non cash interest                                                                   344
                Other assets                                                            (28)        (79)
                Accounts payable                                                        281      (1,394)
                Payables to related parties                                               0         (56)
                Other liabilities                                                      (132)         48
                                                                                   --------    --------
                  Net cash provided/(used) in operating activities                   (1,965)     (6,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                            (587)     (1,302)
      Acquisition of patents                                                              0        (137)
      Investments                                                                                (1,750)
      Advances to related parties                                                        50       1,315
      Decrease (increase) in restricted cash                                                         31
      Other investments                                                                   0         259
      Other receivables                                                                              15
                                                                                   --------    --------
                  Net cash provided/(used) in investing activities                     (537)     (1,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowing from principal stockholder                                                    3,450
      Increase in (repayment of) line of credit                                       1,119        (355)
      Proceeds from subsidiary's sale of stock                                                       26
      Increase (decrease) in notes and loans payable                                     (3)        (28)
      Preferred stock dividend paid by subsidiary                                        --        (300)
                                                                                   --------    --------
                  Net cash provided/(used) in financing activities                    1,116       2,793

Increase (decrease) in cash                                                          (1,386)     (5,475)
Cash, beginning of period                                                             1,798      13,151
                                                                                   --------    --------
Cash, end of period                                                                $    412    $  7,676
                                                                                   ========    ========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  JUNE 30, 1999

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         Certain prior-year amounts have been reclassified to conform with the current year presentation. The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 1998, 1997, and 1996, Applied incurred losses exclusive of their gains on the sale of an affiliate and extraordinary item of $13,353,000, $15,694,000 and $5,643,000, respectively. Applied has also experienced net cash outflows from operating activities of $9,155,000, $8,220,000 and $7,159,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Presently, Applied does not have sufficient cash resources to meet its requirements in 2000. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $132,000 at December 31, 1998 and $118,000 at June, 30, 1999.

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

This investment is carried at $0 at December 31, 1998 and June 30, 1999.

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

Convertible Preferred Stock

         Effective September 28, 1998, Applied authorized and issued three new series of Preferred Stock. Series B, C and D Preferred Stock were authorized up to 25,000, 15,000, and 25,000 shares, respectively, all at $.001 par value. The Company issued 20,909 shares of Series B, 10,189 shares of Series C and 20,391 shares of Series D effective September 28, 1998.

         Each of the Series B, C and D Preferred Stock is convertible into common shares of Applied; each has a par value of $.001 and a stated value of $100 per share; each carries a dividend rate of $6.00 per share per annum from the date of issuance, payable quarterly commencing December 31, 1998, when, and if declared by the Board of Directors; and each has non-cumulative dividends. Applied did not declare any dividend payment through June 30, 1999.

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

Note C - Segment Information

         Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Applied has identified three reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Advanced Sciences ("CASI"), which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis; Solution, which is developing and constructing equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia; and through September 28, 1998, Separation, which provides water and contaminant separation by use of a patented process. Common overhead costs are allocated between segments based on a record of time spent by executives. Applied evaluates segment performance based on the segment's net income (loss). Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following table. Effective September 28, 1998, Applied sold its investment in Separation to Commodore, and accordingly, the summarized information for Separation is not included in the three and six months ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 1999

-----------------------------------------------------------------------------------------------------------------------
                                                                                                             Corporate
                                                                                                             Overhead
                                                     Total                CASI             Solution          and Other
                                                   ----------          ----------         ----------         ----------
Contract Revenues                                  $    4,754              $4,754         $       -          $       -

Costs and expenses
     Cost of Sales                                      3,914               3,914
     Research and Development                             277                   -                277
     General and Administrative                           903                 433                 27                443
     Depreciation and Amortization                        177                  32                 71                 74
                                                   ----------          ----------         ----------         ----------
              Total costs and expenses                  5,271               4,379                375                517
                                                   ----------          ----------         ----------         ----------
Income (Loss) from Operations                            (517)                375               (375)              (517)

     Interest Income                                        6                                                         6
     Interest Expense                                     (15)                (15)
     Equity in losses of
         Unconsolidated subsidiary
                                                   ----------          ----------         ----------         ----------
Net Income (Loss)                                  $     (526)         $      360         $     (375)        $     (511)
                                                   ==========          ==========         ==========         ==========

Total Assets                                       $   15,476          $    5,015         $    2,094         $    8,367

Expenditures for long-lived assets                 $      322          $       -          $      322         $       -
-----------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1999

--------------------------------------------------------------------------------------
                                                                             Corporate
                                                                             Overhead
                                          Total        CASI      Solution    and Other
Contract Revenues                        $  8,550    $  8,550    $   --      $   --

Costs and expenses
     Cost of Sales                          7,368       7,368
     Research and Development                 562                     562           0
     General and Administrative             1,655         700          33         922
     Depreciation and Amortization            364          59         160         145
                                         --------    --------    --------    --------
              Total costs and expenses      9,949       8,127         755       1,067
                                         --------    --------    --------    --------
Income (Loss) from Operations              (1,399)        423        (755)     (1,067)

     Interest Income                           23                                  23
     Interest Expense                         (30)        (30)
     Equity in losses of
         Unconsolidated subsidiary
                                         --------    --------    --------    --------
Net Income (Loss)                        $ (1,406)   $    393    $   (755)   $ (1,044)
                                         ========    ========    ========    ========

Total Assets                             $ 15,476    $  5,015    $  2,094    $  8,367

Expenditures for long-lived assets       $    587    $   --      $    587    $    --
--------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 1998

                                                                                         CORPORATE
                                                                                         OVERHEAD
                                          TOTAL        CASI     SEPARATION   SOLUTION    AND OTHER
Contract Revenues                        $  4,413    $  4,357    $   --      $   --      $     56

Costs and expenses
     Cost of Sales                          4,473       3,763         502         186          22
     Research and Development                 416                     (70)        374         112
     General and Administrative             1,907         255         652          21         979
     Depreciation and Amortization            313          23          97         111          82
     Minority Interest                        300                                             300
                                         --------    --------    --------    --------    --------
              Total costs and expenses      7,409       4,041       1,181         692       1,495
                                         --------    --------    --------    --------    --------
Income (Loss) from Operations              (2,996)        316      (1,181)       (692)     (1,439)

     Interest Income                           59                      29                      30
     Interest Expense                        (367)        (38)                               (329)
     Equity in losses of
         Unconsolidated subsidiary           (481)                                           (481)
                                         --------    --------    --------    --------    --------
Net Income (Loss)                        $ (3,785)   $    278    $ (1,152)   $   (692)   $ (2,219)
                                         ========    ========    ========    ========    ========

Total Assets                             $ 25,195    $  3,218    $    134    $  3,756    $ 18,087

Expenditures for long-lived assets       $  1,077    $     77    $    369    $    631    $    --

SIX MONTHS ENDED JUNE 30, 1998

                                                                                         CORPORATE
                                                                                         OVERHEAD
                                          TOTAL        CASI     SEPARATION   SOLUTION    AND OTHER
Contract Revenues                        $  8,627    $  8,564    $    --     $    --     $     63

Costs and expenses
     Cost of Sales                          8,280       7,530         501         207          42
     Research and Development               1,253                     369         654         230
     General and Administrative             4,049         492       1,389          41       2,127
     Depreciation and Amortization            607          47         177         221         162
     Minority Interest                        300                                             300
                                         --------    --------    --------    --------    --------
              Total costs and expenses     14,489       8,069       2,436       1,123       2,861
                                         --------    --------    --------    --------    --------

Income (Loss) from Operations              (5,862)        495      (2,436)     (1,123)     (2,798)

     Interest Income                          221                      82                     139
     Interest Expense                        (611)        (66)                               (545)
     Equity in losses of
         Unconsolidated subsidiary           (930)                                           (930)
                                         --------    --------    --------    --------    --------
Net Income (Loss)                        $ (7,182)   $    429    $ (2,354)   $ (1,123)   $ (4,134)
                                         ========    ========    ========    ========    ========

Total Assets                             $ 25,195    $  3,218    $    134    $  3,756    $ 18,087

Expenditures for long-lived assets       $  1,439    $     81    $    475    $    883    $    --


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

Note F- Subsequent Event

         On August 20, 1999, CASI received $1,000,000 as a "new advance" under a First Amendment to its existing revolving line of credit. This advance is evidenced by a Secured Promissory Note (the "1999 Term Note"). The term note is repayable in monthly installments in the principal amount of $16,666.67 plus interest accrued and unpaid interest. The first payment is due August 1, 1999. Interest will be at prime plus 1 1/2%. Security for the note includes virtually all property and equipment owned by CASI and CAT.


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


RESULTS OF OPERATIONS

Three and Six months ended June, 30, 1999 compared to Three and Six months ended June, 30, 1998

         Revenues were $4,754,000 and $8,550,000 for the three and six months ended June, 30, 1999, as compared to $4,413,000 and $8,627,000 for the three and six months ended June, 30, 1998. Such revenues were primarily from the Company's ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. There have been no major changes in The Company's customer base during these periods. Cost of sales were $4,179,000 and $7,368,000 for the three and six months ended June 30, 1999, as compared to $4,164,000 and $8,280,000 for the three and six month period ended June 30, 1998. The Sale of Separation was the major factor in this variation.

         For the three and six months ended June 30, 1999, the Company incurred research and development costs of $277,000 and $562,000 as compared to $416,000 and $1,253,000 for the three and six months ended June 30, 1998. Part of the reorganization plan put in place in late 1998, reduced personnel costs in the research and development area. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Commodore Separation Technologies, Inc. ("Separation"), a former subsidiary, had research and development costs of $369,000 for the six months ended June 30, 1998.

         General and administrative expenses for the three and six months ended June 30, 1999 were $903,000 and $1,655,000 as compared to $1,907,000 and
$4,049,000 for the three and six months ended June 30, 1998. The savings in 1999 are a result of restructuring steps taken during the last half of 1998 and the sale of Separation.

         Interest expense for the three and six months ended June 30, 1999 was $15,000 and $30,000 as compared to $367,000 and $611,000 for the three and six months ended June 30, 1998. Interest changes in 1999 result from favorable rate and terms on a line of credit put in place in April, 1998. Also, conversion of significant intercompany debt balances into preferred stock in late 1998 greatly reduced interest expense in 1999.

         Equity in losses of unconsolidated subsidiary for the three and six months ended June 30, 1999 was $0 and $0, as compared to $481,000 and $930,000 for the three and six months ended June 30, 1998. The Company's Teledyne-Commodore, LLC joint venture commenced operations in October 1996. The Company recorded its liability for all capital contributions at December 31, 1998.

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

         At June, 30, 1999 and December 31,1998, CASI had a $1,480,000 and $361,000 outstanding balance, respectively, on its revolving lines of credit. In August 1998, CASI refinanced their line of credit. The line of credit is not to exceed 75% of eligible receivable or $2,000,000 and is due August 4, 2000 with interest payable monthly at prime plus 1.5 percent (9.25 percent as of June, 30, 1999). The credit line is collateralized by the assets of CASI and is guaranteed by Applied. This line of credit contains certain financial covenants and restrictions including minimum ratios that CASI must satisfy. CASI was in compliance with the covenants at June 30, 1999 and December 31, 1998.

         In addition, the line of credit agreement stipulates that no payments shall be made to the Company other than monthly scheduled payments of principal with respect to $6,300,000 of subordinated indebtedness owed by ASI to the company (which is eliminated in consolidation) and intercompany indebtedness not to exceed $20,000 in any month. This was subsequently amended to allow up to five payments of $105,000 each to the Company. In addition, CASI shall not incur indebtedness in excess of $25,000, other than trade payables, the above subordinated indebtedness and other contractual obligations to suppliers and customers incurred in the ordinary course of business.

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

         For the six months ended June, 30, 1999, the Company incurred a net loss of $1,406,000 as compared to a net loss of $7,181,000 for the six months ended June, 30, 1998. For the years ended December 31, 1998, 1997 and 1996, the Company incurred losses exclusive of their gain on the sale of affiliate and extraordinary item of $13,353,000, $15,694,000 and $5,643,000,respectively. The Company has also experienced net cash outflows from operating activities of $9,155,000, $8,220,000 and $7,159,000 for the years ended December 31, 1998,
1997 and 1996, respectively. At December 31, 1998, 1997 and 1996 the Company had working capital of $1,817,000, $11,170,000 and $8,838,000, respectively, and stockholders' equity of $11,908,000, $11,654,000 and $20,076,000, respectively.
The Company's decrease in working capital and stockholders' equity from December 31, 1996 to December 31, 1998 is principally due to the net loss for the period.

         Although the Company believes its capital requirements for the remainder of 1999 will be met through the development of its business, the Company will be required to obtain financing through external sources. The Company is currently looking at various alternatives to fund its cash needs until its operations generate an adequate positive cash flow. Advanced Sciences has begun repayment of an intercompany loan by borrowing funds through its line of credit to maximize use of the funds available under the line of credit. This repayment totals approximately $420,000. Also, the Company completed an equipment financing loan which will provide the Company with approximately $1,000,000 working capital. This financing closed in July 1999.


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

         The Company has not quantified the total costs required to become year 2000 compliant, but does not expect that the cost of addressing any year 2000 issues will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. As of June, 30, 1999, the total costs incurred to address the Company's year 2000 issues have not been material (approximately $61,500). However, if the Company, its customers or vendors encounter any unanticipated delays in, or costs associated with, the resolution of any year 2000 issue, the Company's business, financial condition and results of operations could be materially adversely affected. Accordingly, the

Company plans to devote the necessary resources to becoming year 2000 compliant in a timely manner and intends to create a contingency plan by July 1999 to handle any year 2000 problems.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

         (a) Exhibits - none

         (b) Reports on Form 8-K -

             The Company filed a Current Report on Form 8-K, dated April 21, 1999, regarding the execution by the Company of a definitive agreement to initially acquire a 50% interest in Global Energy Investors, LLC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE: AUGUST 14, 1999       COMMODORE APPLIED TECHNOLOGIES, INC.
                            (REGISTRANT)


                            BY    /s/ JAMES M. DE ANGELIS
                              --------------------------------------------------
                                JAMES M. DE ANGELIS - VICE PRESIDENT AND
                                TREASURER (AS BOTH A DULY AUTHORIZED OFFICER OF THE REGISTRANT AND THE PRINCIPAL FINANCIAL OFFICER OF THE REGISTRANT)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule