Form 10-Q
period 1999-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 1999-11-08
CIK 1013556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                            OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----             THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
                      ------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                          11-3312952
                    --------                          ----------
        (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)


              150 EAST 58TH STREET
               NEW YORK, NEW YORK                       10155
               ------------------                       -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)           (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (212) 308-5800
                                                     ----------------

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

     The number of shares the common stock outstanding at November 5, 1999 was 23,702,263.
----------

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                        PAGE NO.
                                                                                                        --------

PART I.           FINANCIAL INFORMATION ...............................................................     3


Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet -
                           September 30, 1999 and December 31, 1998 ...................................     3

                  Condensed Consolidated Statement of Operations -
                           Three months ended September 30, 1999 and 1998 .............................     5
                           Nine months ended September 30, 1999 and 1998 ..............................     5

                  Condensed Consolidated Statement of Cash Flows Nine months ended September 30, 1999 and
                           September 30, 1998 .........................................................     6

                  Notes to Condensed Consolidated Financial Statements ................................     7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations ........................................     14

PART II.          OTHER INFORMATION ...................................................................     20


SIGNATURES        .....................................................................................     21

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                              ASSETS                                         SEPTEMBER 30, 1999            DECEMBER 31, 1998
                                                                             ------------------            -----------------
                                                                                    (unaudited)
Current Assets:
         Cash and cash equivalents                                                      $   562                     $  1,798
         Accounts receivable, net                                                         3,208                        3,142
         Notes and advances to related parties                                               72                          130
         Prepaid assets and other current receivables                                       231                          271
                                                                                       --------                     --------
       Total Current Assets                                                               4,073                        5,341

Property and equipment, net                                                               2,331                        2,202
Patents and completed technology, net of accumulated amortization
         of $440 and $349, respectively                                                     886                          977
Goodwill, net of accumulated amortization of $767 and $575,
         respectively.                                                                    6,905                        7,097
Other                                                                                       153                           --
                                                                                       --------                     --------
Total Assets                                                                           $ 14,348                     $ 15,617
                                                                                       ========                     ========






            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                  LIABILITIES AND
                STOCKHOLDERS' EQUITY                                    SEPTEMBER 30, 1999                 DECEMBER 31, 1998
                                                                        ------------------                 -----------------
                                                                            (Unaudited)

Current Liabilities
         Accounts payable                                                          $   781                           $   975
         Notes payables/related parties
         Current portion of long term debt                                             202                                 5
         Line of credit                                                              1,231                               361
         Other accrued liabilities                                                   1,624                             2,183
                                                                                 ---------                         ---------
       Total Current Liabilities                                                     3,838                             3,524

Long Term Debt                                                                         767
Notes payable to related parties                                                       185                               185
                                                                                 ---------                         ---------
       Total Liabilities                                                             4,790                             3,709
                                                                                 ---------                         ---------

STOCKHOLDERS' EQUITY
Convertible Preferred Stock-Series B,C, and,
         D, par value $0.001 per share, 6%
         non-cumulative dividends 65,000
         shares authorized, 51,489 shares
         outstanding.                                                                   --                                --
Common Stock, par value $0.001 per share,
         75,000,000 shares authorized, 23,702,263
         issued and outstanding.                                                        24                                24
Additional paid-in capital                                                          43,382                            43,382
Accumulated deficit                                                               (37,795)                          (35,445)
Accumulated Other Comprehensive Income                                               3,947                             3,947
                                                                                 ---------                         ---------
Total Stockholders' Equity                                                           9,558                            11,908
                                                                                 ---------                         ---------
Total Liabilities and Stockholders' Equity                                       $  14,348                         $  15,617
                                                                                 =========                         =========



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPT 30,      SEPT 30,      SEPT 30,      SEPT 30,
                                                                        1999          1998          1999          1998
                                                                        ----          ----          ----          ----

Contract revenues                                                     $  4,851      $  4,604      $ 13,401      $ 13,212
Costs and expenses:
         Cost of sales                                                   4,358         4,234        11,726        12,229
         Research and development                                          276           547           838         1,781
         General and administrative                                        905         1,692         2,559         6,026
         Depreciation and amortization                                     176           327           540           934
         Minority interest                                                --             --           --             300
                                                                      --------      --------      --------      --------
                  Total costs and expenses                               5,715         6,800       15 ,663        21,270
                                                                      --------      --------      --------      --------
Loss from operations                                                      (864)       (2,196)       (2,262)       (8,058)
                                                                      --------      --------      --------      --------
Other income (expense):

         Interest income                                                     7            74            29           296
         Interest expense                                                  (87)         (685)         (117)       (1,296)
                                                                      --------      --------      --------      --------
                  Net other income (expense)                               (80)         (611)          (88)       (1,000)
                                                                      --------      --------      --------      --------
Loss before income taxes and affiliate losses                             (944)       (2,807)       (2,350)       (9,058)
         Income taxes                                                     --            --            --            --
                                                                      --------      --------      --------      --------
Loss before affiliate losses                                              (944)       (2,807)       (2,350)       (9,058)
         Equity in losses of unconsolidated subsidiaries                  --            (473)         --          (1,403)
                                                                      --------      --------      --------      --------
         Net loss                                                     $   (944)     $ (3,280)     $ (2,350)     $(10,461)
                                                                      ========      ========      ========      ========
         Loss per share                                               $  (0.04)     $  (0.14)     $  (0.10)     $  (0.45)
                                                                      ========      ========      ========      ========
Number of weighted average shares outstanding (000's)                   23,702        23,103        23,702        23,042
                                                                      ========      ========      ========      ========



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                                                        1999                        1998
                                                                                        ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $ (2,350)                    $ (10,461)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                                    540                           934
         Undistributed losses of unconsolidated subsidiary                               --                           1,403
         Minority interest in subsidiary                                                 --                             300
         Non-cash interest expense                                                       --                             860
         Changes in assets and liabilities, net of acquisitions:
                Accounts receivable                                                       (66)                         (320)
                Prepaid assets                                                             40                            77
                Inventory                                                                --                            (271)
                Other assets                                                             (151)                         --
                Accounts payable                                                         (194)                       (1,157)
                Payables to related parties                                              --                              81
                Other liabilities                                                        (559)                          182
                                                                                     --------                     ---------
                  Net cash provided/(used) in operating activities                     (2,740)                       (8,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                              (386)                       (1,953)
      Acquisition of patents                                                             --                            (174)
      Investments                                                                        --                          (1,750)
      Advances to related parties                                                          57                         1,416
      Decrease (increase) in restricted cash                                                                             31
      Other investments                                                                  --                             257
      Other receivables                                                                  --                              15
                                                                                     --------                     ---------
                  Net cash provided/(used) in investing activities                       (329)                       (2,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowing from principal stockholder                                           --                           2,622
      Increase in (repayment of) line of credit                                           870                          (347)
      Proceeds from subsidiary's sale of stock                                           --                              26
      Increase (decrease) in notes and loans payable                                      963                           (33)
      Preferred stock dividend paid by subsidiary                                        --                            (300)
                                                                                     --------                     ---------
                  Net cash provided/(used) in financing activities                      1,833                         1,968

Increase (decrease) in cash                                                            (1,236)                       (8,562)
Cash, beginning of period                                                               1,798                        13,151
                                                                                     --------                     ---------
Cash, end of period                                                                  $    562                     $   4,589
                                                                                     ========                     =========



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                               SEPTEMBER 30, 1999


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         Certain prior-year amounts have been reclassified to conform with the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 1998, 1997, and 1996, Applied incurred losses exclusive of their gains on the sale of an affiliate and extraordinary item of $13,353, $15,694 and $5,643 respectively. Applied has also experienced net cash outflows from operating activities of $9,155, $8,220 and $7,159 for the years ended December 31, 1998, 1997 and 1996, respectively. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, and the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability

(including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $132 at December 31, 1998 and $118 at September 30, 1999.

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method as the Company does not have a controlling interest in the venture. This investment is carried at $0 at December 31, 1998 and September 30, 1999.

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

         Each of the Series B, C and D Preferred Stock is convertible into common shares of Applied; each has a par value of $.001 and a stated value of $100 per share; each carries a dividend rate of $6.00 per share per annum from the date of issuance, payable quarterly commencing December 31, 1998, when, and if declared by the Board of Directors; and each has non-cumulative dividends. Applied did not declare any dividend payment through September 30, 1999.

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

Note C - Segment Information

         Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Applied has identified three reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Advanced Sciences ("CASI"), which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis; Solution, which is developing and constructing equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia; and through September 28, 1998, Separation, which provides water and contaminant separation by use of a patented process. Common overhead costs are allocated between segments based on a record of time spent by executives. Applied evaluates segment performance based on the segment's net income (loss). Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following table. Effective September 28, 1998, Applied sold its investment in Separation to Commodore, and accordingly, the summarized information for Separation is not included in the nine months ended September 30, 1999.


THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                                  Corporate
                                                                                                   Overhead
                                                       Total            CASI        Solution      and Other

Contract Revenues                                   $  4,851        $  4,851        $     --        $     --

Costs and expenses
     Cost of Sales                                     4,358           4,358              --              --
     Research and Development                            276              --             276              --
     General and Administrative                          905             167             114             624
     Depreciation and Amortization                       176              52              55              69
     Minority Interest

                                                    --------        --------        --------        --------
              Total costs and expenses                 5,715           4,577             445             693
                                                    --------        --------        --------        --------
Income (Loss) from Operations                           (864)            274            (445)           (693)

     Interest Income                                       7              --              --               7
     Interest Expense                                    (87)            (87)             --              --
     Equity in losses of
         Unconsolidated subsidiary                        --              --              --              --

                                                    --------        --------        --------        --------
Net Income (Loss)                                   $   (944)       $    187        $   (445)       $   (686)
                                                    ========        ========        ========        ========

Total Assets                                        $ 14,348        $  2,862        $  2,496        $  8,990

Expenditures for long-lived assets                  $     21        $   --          $     21        $   --

NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                                Corporate
                                                                                                 Overhead
                                                    Total            CASI        Solution       and Other

Contract Revenues                                $ 13,401        $ 13,401        $     --          $   --

Costs and expenses
     Cost of Sales                                 11,726          11,726              --              --
     Research and Development                         838              --             838               0
     General and Administrative                     2,559             868             146           1,545
     Depreciation and Amortization                    540             110             216             214
                                                 --------        --------        --------        --------
              Total costs and expenses             15,663          12,704           1,200           1,759
                                                 --------        --------        --------        --------
Income (Loss) from Operations                      (2,262)            697          (1,200)         (1,759)

     Interest Income                                   29              --              --              29
     Interest Expense                                (117)           (117)             --              --
     Equity in losses of
         Unconsolidated subsidiary                     --              --              --              --
                                                 --------        --------        --------        --------
Net Income (Loss)                                $ (2,350)       $    580        $ (1,200)       $ (1,730)
                                                 ========        ========        ========        ========

Total Assets                                     $ 14,348        $  2,862        $  2,496        $  8,990

Expenditures for long-lived assets               $    386        $   --          $    386        $   --

THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                                   Corporate
                                                                                                    Overhead
                                                  Total          CASI          CST   Solution      and Other

Contract Revenues                             $   4,604       $ 4,561      $    --    $    --      $      43

Costs and expenses
     Cost of Sales                                4,234         3,909          147        160             18
     Research and Development                       547                        132        392             23
     General and Administrative                   1,692           620          507         17            548
     Depreciation and Amortization                  327            23          110        115             79
                                              ---------       -------      -------    -------      ---------
              Total costs and expenses            6,800         4,552          896        684            668
                                              ---------       -------      -------    -------      ---------
Income (Loss) from Operations                    (2,196)            9         (896)      (684)          (625)

     Interest Income                                 74                         12                        62
     Interest Expense                              (685)          (33)                                  (652)
     Equity in losses of
         Unconsolidated subsidiary                 (473)                                                (473)
                                              ---------       -------      -------    -------      ---------
Net Income (Loss)                             $  (3,280)      $   (24)     $  (884)   $  (684)     $  (1,688)
                                              =========       =======      =======    =======      =========


Total Assets                                  $  22,113       $ 3,558      $ 3,237    $ 3,756      $  11,562

Expenditures for long-lived assets            $     688       $     0      $   288    $   363      $      37

NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                                   Corporate
                                                                                                    Overhead
                                                 Total           CASI   Separation     Solution    and Other


Contract Revenues                            $  13,212       $ 13,106    $      --    $      --     $    106

Costs and expenses
     Cost of Sales                              12,229         11,154          648          367           60
     Research and Development                    1,781                         501        1,046          234
     General and Administrative                  6,026          1,112        1,896           58        2,960
     Depreciation and Amortization                 934             70          287          336          241
     Minority Interest                             300                                                   300
                                             ---------       --------    ---------    ---------     --------
              Total costs and expenses          21,270         12,336        3,332        1,807        3,795
                                             ---------       --------    ---------    ---------     --------
Income (Loss) from Operations                   (8,058)           770       (3,332)      (1,807)      (3,689)

     Interest Income                               296                          94                       202
     Interest Expense                           (1,296)           (99)                                (1,197)
     Equity in losses of
         Unconsolidated subsidiary              (1,403)                                               (1,403)
                                             ---------       --------    ---------    ---------     --------
Net Income (Loss)                            $ (10,461)      $    671    $  (3,238)   $  (1,807)    $ (6,087)
                                             =========       ========    =========    =========     ========

Total Assets                                 $  22,113       $  3,558    $   3,237    $   3,756     $ 11,562

Expenditures for long-lived assets           $   2,127       $     81    $     763    $   1,109     $    174


Note D - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.


Note E -Subsequent Event

         In November 1999, Applied completed $2.5 million in financing through private placement. The Company issued 335,000 shares, with a liquidation value of $10 per share, of a new Series E convertible preferred stock, convertible into the Company's common stock at the market price, after April 30, 2000 and up through April 30, 2003 at which time it automatically converts to the Company's common stock. The Series E convertible preferred stock has a variable rate dividend averaging 8.15% over the term of the securities. The Company reserved the right to redeem all of the Series E preferred stock on or before April 30, 2000 by payment of $2,800,000 plus any accrued dividends. Depending upon the share price at the time of conversion, the issuance of the common shares relating to the conversion may be subject to shareholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

         Commodore Applied Technologies, Inc. and subsidiaries ("Applied"), is engaged in the destruction and neutralization of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs). Until September, 1998, Applied was engaged in the Separation of hazardous waste through its 87% owned subsidiary, Commodore Separation Technologies, Inc. ("Separation"). Effective September 28, 1998, Applied sold its investments in Separation which has caused significant variations in results for the periods presented.

         Applied is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Commodore Advanced Sciences, Inc. ("CASI"), formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States. As some government contracts are funded in one-year increments, there is a possibility for cutbacks as these contracts constitute a major portion of CASI's revenues, and such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow Applied to obtain new contracts in the future.


RESULTS OF OPERATIONS

Three and nine months ended September 30, 1999 compared to three and nine months ended September 30, 1998

         Revenues were $4,851,000 and $13,401,000 for the three and nine months ended September 30, 1999, as compared to $4,604,000 and $13,212,000 for the three and nine months ended September 30, 1998. Such revenues were primarily from the Company's ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Costs of sales were $4,358,000 and $11,726,000 for the three and nine months ended September 30, 1999, as compared to $4,234,000 and $12,229,000 for the three and nine month periods ended September 30, 1998. Variations arise from the changes in subcontract activities in relations to total revenue. The sale of Separation was also a major factor in the variation of cost of sales numbers.

         For the three and nine months ended September 30, 1999, the Company incurred research and development costs of $276,000 and $838,000 as compared to $547,000 and $1,781,000 for the three and nine months ended September 30, 1998. In 1999, research and development costs were reduced in accordance with the Company's cost saving program initiated in late 1998. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Commodore Separation Technologies, Inc. ("Separation"), a former subsidiary, had research and development costs of $501,000 for the nine months ended September 30, 1998.

         General and administrative expenses for the three and nine months ended September 30, 1999 were $905,000 and $2,559,000 as compared to $1,692,000 and
$6,026,000 for the three and nine months ended September 30, 1998. The savings in 1999 are a result of restructuring steps taken during the last half of 1998. Also, Separation had $1,896,000 in general and administrative costs through September 1998.

         Interest expense for the three and nine months ended September 30, 1999 was $87,000 and $117,000, as compared to $685,000 and $1,296,000 for the three and nine months ended September 30, 1998. Interest changes in 1999 result from favorable rate and terms on a line of credit put in place in April 1998 and the elimination of non-cash interest expense that totaled $860,000 for the nine months ended September 30, 1998.

         Equity in losses of unconsolidated subsidiary for the three and nine months ended September 30, 1999 was $0 and $0, as compared to $473,000 and $1,403,000 for the three and nine months ended September 30, 1998. The Company's Teledyne-Commodore, LLC joint venture commenced operations in October 1996. The Company recorded its liability for all capital contributions at December 31, 1998. The Company currently has no obligation to contribute any further capital to the LLC.


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

         In August 1996, the Company loaned $1.5 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly owned subsidiary of Lanxide Corporation, a Delaware Corporation ("Lanxide"). Lanxide is related to the Company by significant common beneficial ownership. The LPM Note is collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998. In March 1998, the Company transferred the LPM Note to Environmental, together with $500,000 in cash, as partial prepayment of the $4.0 million unsecured loan from Environmental to the Company in September 1997.

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

         At September, 30, 1999 and December 31,1998, CASI had a $1,231,000 and $361,000 outstanding balance, respectively, on its revolving lines of credit. In August 1998, CASI refinanced their line of credit. The line of credit is not to exceed 75% of eligible receivable or $2,000,000 and is due August 4, 2000 with interest payable monthly at prime plus 1.5 percent (9.25 percent as of September, 30, 1999). The credit line is collateralized by the assets of CASI and is guaranteed by Applied. This line of credit contains certain financial covenants and restrictions including minimum ratios that CASI must satisfy. CASI was in compliance with the covenants at September 30, 1999 and December 31, 1998.

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

         For the nine months ended September 30, 1999, the Company incurred a net loss of $2,350,000 as compared to a net loss of $10,461,000 for the nine months ended September 30, 1998. For the years ended December 31, 1998, 1997 and 1996, the Company incurred losses exclusive of their gain on the sale of affiliate and extraordinary item of $13,353,000, $15,694,000 and $5,643,000,respectively. The Company has also experienced net cash outflows from operating activities of $9,155,000, $8,220,000 and $7,159,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, 1997 and 1996 the Company had working capital of $1,817,000, $11,170,000 and $8,838,000, respectively, and stockholders'
equity of $11,908,000, $11,654,000 and $20,076,000, respectively. The Company's decrease in working capital and stockholders' equity from December 31, 1996 to December 31, 1998 is principally due to the net loss for the period.

         The Company is currently looking at various alternatives to fund its cash needs until its operations generate an adequate positive cash flow. It is the intent of the Company to have its subsidiary, Advanced Sciences, begin repayment of an intercompany loan by borrowing funds through its line of credit to maximize use of the funds available under the line of credit. Through September 30, 1999, Advanced Sciences has repaid $420,000 to the Company and increased its borrowings under the line of credit by that amount.

         On August 20, 1999, CASI received $1,000,000 as a "new advance" under a First Amendment to its existing revolving line of credit. This advance is evidenced by a Secured Promissory Note (the "1999 Term Note"). The term note is repayable in monthly installments in the principal amount of $16,666.67 plus interest accrued and unpaid interest. The first payment was paid August 1, 1999. Interest will be at prime plus 1 1/2%. Security for the note includes virtually all property and equipment owned by CASI and CAT. This 1999 term note is shown as long term debt in the consolidated balance sheet.

         In November 1999, Applied completed $2.5 million in financing through private placement. The Company issued 335,000 shares of a new Series E convertible preferred stock, convertible into the Company's common stock at the market price, after April 30, 2000 and up through April 30, 2003 at which time it automatically converts to the Company's common stock. The Series E convertible preferred stock has a variable rate dividend averaging 8.15% over the term of the securities. The Company reserved the right to redeem all of the Series E preferred stock on or before April 30, 2000 by payment of $2,800,000 plus any accrued dividends.


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

         The Company believes that its database and operating systems are year 2000 compliant, meaning that they may be able to operate without error in dates and date-related data, including calculating, comparing, indexing and sequencing, prior to on and after January 1, 2000. However, certain of the Company's software applications utilized to bill customers and maintain finance and accounting records are coded using two digits rather than four to define the applicable year. The Company is working with its major software vendor to assure that proper modifications will be made to such applications and anticipates such modifications will be completed by June 1999. The Company also relies, directly and indirectly, on external systems of its customers (primarily U.S. government agencies and contractors), suppliers, creditors, financial organizations and governmental entities. Consequently, the Company could be affected through the disruptions in the operations of the enterprises with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by year 2000 issues as companies expend significant resources to make their current systems year 2000 compliant.

         The Company has not quantified the total costs required to become year 2000 compliant, but does not expect that the cost of addressing any year 2000 issues will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. As of September 30, 1999, the total costs incurred to address the Company's year 2000 issues have not been material (approximately $61,500). However, if the Company, its customers or vendors encounter any unanticipated delays in, or costs associated with, the resolution of any year 2000 issue, the Company's business, financial condition and results of operations could be materially adversely affected. Accordingly, the Company has devoted the necessary resources to becoming year 2000 compliant and has a contingency plan to handle any year 2000 problems.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.  OTHER EVENTS
                  (a) The Company has notified holders of its publicly traded warrants that the conversion price and conversion ratio have changed in accordance with the original warrant agreement.

                  (b) In October 1999, Applied announced new terms for its merger agreement with Global Energy Investors, Inc. ("GEI"). This Merger Agreement by and among the Company, GEI and its stockholders expired by its terms on October 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits - 27.1 Financial Data Schedule.

                  (b)      Reports on Form 8-K:

                           1) The Company filed a Current Report on Form 8-K, dated August 23, 1999, regarding the change in auditors to Tanner+Co.

                           2) The Company filed a Current Report on Form 8-K, dated October 4, 1999, regarding the new terms for its merger agreement with Global Energy Investors, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE: NOVEMBER 8, 1999           COMMODORE APPLIED TECHNOLOGIES, INC.
                                 (REGISTRANT)


                                 BY        /S/ JAMES M. DE ANGELIS
                                     ------------------------------------------
                                          JAMES M. DE ANGELIS-VICE PRESIDENT
                                          AND TREASURER (AS BOTH A DULY
                                          AUTHORIZED OFFICER OF THE REGISTRANT
                                          AND THE PRINCIPAL FINANCIAL OFFICER
                                          OF THE COMPANY)

                                INDEX TO EXHIBIT



EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 27.1                             Financial Data Schedule