Form 10-K
period 1999-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2000-03-29
CIK 1013556

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $0.001 PER SHARE                   AMERICAN STOCK EXCHANGE
REDEEMABLE COMMON STOCK PURCHASE WARRANTS                  AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NOT APPLICABLE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of February 29, 2000 with an aggregate market value of approximately $29,174,364 (based upon the last sale price of the Common Stock on February 29, 2000 as reported by the American Stock Exchange).

         As of February 29, 2000, 31,016,338 shares of the registrant's Common Stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


PART 1............................................................................................................5
         ITEM 1.  BUSINESS........................................................................................5
                  General.........................................................................................5
                  Soil Decontamination--Commodore Solution Technologies, Inc......................................7
                  Environmental Management - Commodore Advanced Sciences, Inc....................................13
                  Markets and Customers..........................................................................15
                  Raw Materials..................................................................................16
                  Backlog........................................................................................16
                  Research and Development.......................................................................16
                  Intellectual Property..........................................................................17
                  Competition....................................................................................17
                  Environmental Regulation.......................................................................18
                  Employees......................................................................................20
         ITEM 2.  PROPERTIES.....................................................................................20
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................21
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................21
PART II..........................................................................................................22
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................22
                  Market Information.............................................................................22
                  Dividend Information...........................................................................22
                  Recent Sales of Unregistered Securities........................................................23
         ITEM 6.  SELECTED FINANCIAL DATA........................................................................27
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........28
                  Overview.......................................................................................28
                  Results of Operations..........................................................................28
                  Liquidity and Capital Resources................................................................30
                  Net Operating Loss Carryforwards...............................................................33
                  Year 2000 Considerations.......................................................................33
                  Forward Looking Statements.....................................................................34
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................35
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................35
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE............................................................35

PART III.........................................................................................................36
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................36
                  Executive Officers and Directors...............................................................36
                  Key Employees..................................................................................39
                  Board Committees...............................................................................40
                  Compensation of Directors......................................................................40
                  Compliance with Section 16(a) of the Exchange Act..............................................40
         ITEM 11. EXECUTIVE COMPENSATION.........................................................................41
                  Summary Compensation...........................................................................41
                  Stock Options..................................................................................43
                  Employment Agreements..........................................................................44
                  Compensation Committee Interlocks and Insider Participation....................................46
                  Report of the Compensation Committee on executive Compensation.................................46
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................50
                  Security Ownership of Certain Beneficial Owners................................................50
                  Security Ownership of Management...............................................................51
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................53
                  Organization and Capitalization of the Company.................................................53
                  Services Agreement.............................................................................54
                  Sale of Company Common Stock by Environmental..................................................55
                  February 1998 Intercompany Note................................................................56
                  September 1997 Intercompany Convertible Note...................................................57
                  Sale of Series D Preferred Stock by Environmental..............................................57
                  License of SET Technology......................................................................58
                  Future Transactions............................................................................58
PART IV..........................................................................................................59
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................59
SIGNATURES.......................................................................................................60

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Commodore Applied Technologies, Inc. (the "Company") is an environmental treatment and services company which, through its operating subsidiaries, provides a range of technologies and services directed principally at remediating contamination in soils and other materials, protecting the integrity of our nation's water and air and disposing or reusing certain waste by-products through development of inert and environmentally sound technologies. The Company believes it provides, through its wholly-owned subsidiary Commodore Solution Technologies, Inc. ("Solution"), the only patented, non-thermal, portable and scalable process, known as SET (solvated electron technology), for treating and decontaminating soils and other materials containing PCBs, pesticides, dioxins, radioactivity, chemical warfare agents, explosives and other toxic contaminants. The Company, through Commodore Advanced Sciences, Inc. ("Advanced Sciences"), also provides a full range of services related to on-site waste containment, management of on-site and off-site remediation and waste removal using environmentally safe methods and through the use of the Company's technologies. The operations of Advanced Sciences, which account for substantially all of the Company's current revenues, also include engineering and technical services in connection with environment waste management and waste minimization.

         The Company's SET technology is directed principally at treating and decontaminating soils, as well as other materials and surfaces, by destroying PCBs, pesticides, dioxins and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines for safe disposal. The Company also believes that SET is capable of neutralizing chemical weapons and warfare agents, explosives and concentrating certain radioactive wastes for more effective disposal. In January 1999, Commodore entered into an agreement with Dames & Moore group pursuant to which the Company's SET technology will be used in connection with the remediation of mixed waste, principally at Department of Energy sites, and also selected international locations. In December 1999, Advanced Sciences entered into a memorandum of understanding with Envirocare of Utah, to utilize the SET technology for treatment of mixed waste at their Clive, Utah treatment and disposal facility. In August 1996, the Company formed a 50/50 joint venture with a subsidiary of Allegheny Teledyne, Inc., known as Teledyne-Commodore, LLC, to jointly pursue the chemical weapons destruction and demilitarization market on a worldwide basis, in both cases utilizing the SET technology. The Company operates under a Nationwide Permit for PCB disposal (the "Nationwide Permit"), issued by the U.S. Environmental Protection Agency ("EPA"), which allows the Company to use SET on-site to treat PCB-contaminated soils, waste oils, organic materials and metallic surfaces anywhere in the United States. This permit is under revision to increase the scope of materials to be processed as well as the machinery to perform the process. Based on currently published lists of EPA national operating permits, the Company believes that it possesses the only non-thermal PCB destruction technology for multiple applications permitted by the EPA. The Company's business strategy is to use SET on a select number of industrial and governmental clean-up and related projects through collaborative working arrangements with well-recognized companies in the environmental industry.

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

         Demand for the Company's environmental technology and services is anticipated to arise principally from two sources:

o the need for alternative environmental treatment and disposal methods for toxic substances, (such as the SET technology), which involve limited safety risks with respect to air pollution and transportation of hazardous materials and do not result in large volumes of residual waste that require further treatment prior to disposal; and

o stricter legislation and regulations mandating new or increased levels of air and water pollution control and solid waste management.

         The Company's business strategy is to expand its environmental services business and commercialize its SET technology. The Company plans to execute this strategy by:

o strengthening its relationships with its present industrial and government-sector customers, particularly the Department of Energy and Department of Defense, by continuing to provide high-quality environmental management and consulting services;

o focusing its marketing efforts with respect to the SET technology on selected niche markets within certain strategic environmental market segments, such as government mixed waste remediation and chemical weapons demilitarization, where the Company believes SET offers the greatest value and meets pressing customer needs; and

o establishing additional collaborative joint working and marketing arrangements with established engineering and environmental service organizations to pursue commercial opportunities in public and private sector.

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

SOIL DECONTAMINATION--COMMODORE SOLUTION TECHNOLOGIES, INC.

         The Company, through Solution, has developed and is in the process of commercializing its patented process known as SET. Based on the results of its extensive testing, the Company believes that SET is capable of effectively treating and decontaminating soils and other materials, including sludges, sediments, oils and other hydrocarbon liquids, metals, clothing and porous and non-porous structures and surfaces, by destroying PCBs, pesticides, dioxins, chlorinated substances and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. The Company also believes that, based on the results of additional tests, SET is capable of neutralizing substantially all known chemical weapons materials and warfare agents, explosives and concentrating certain radioactive wastes for more effective disposal.

         The SET process was further commercialized during the calendar year 1999. The testing that was enacted occurred in several process systems of varying capacities with varying contaminated soil, oil, and material matrices. The Company performed several treatability studies for third party customers during this time period as well as continued internal testing and process development. In the case of third party treatability studies, customer location processing and new patent data set construction, all tests and processing results were verified by independent laboratories agreed upon by the Company and/or the respective client. In the case of internal Company process development testing, we verify results with Company owned analytical equipment in addition to periodic independent testing.

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

         Equipment utilized in the SET process consists of tanks, pumps and piping to handle anhydrous ammonia and other solvents in liquid and vapor forms, and treatment vessels for holding contaminated materials and for the introduction of solvating solutions. The system can be transported to field sites and configured in numerous sizes.

         The SET process requires placing the contaminated materials into a treatment vessel where they are mixed with a solvent and charged with a base metal (e.g. sodium). The chemical reaction produces metal salts such as calcium chloride, calcium hydroxide and non-halogenated inert organics. The ammonia within the treatment vessel is then removed to a discharge tank for later reuse. The materials are removed, sampled for residual traces of PCB or other halogenated organic compounds, and placed in storage for disposal. In many cases, the decontaminated soil and metals can be replaced in their original location, recycled or reused. The solvents do not enter the chemical reaction, but merely serve as dissolving liquids for the solvated electron solution.

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

         EPA NATIONWIDE PERMIT. In order to treat PCBs within the United States on all non-Superfund sites, a treating entity must obtain a permit from the EPA. Most EPA permits granted to date for PCB destruction are solely for single-site incineration treatment centers. In August 1995, SET was demonstrated to the EPA in order to obtain the Nationwide Permit, which was issued to the Company in March 1996. The Nationwide Permit allows the Company to use SET on-site to treat PCB-contaminated soil at any location in the United States. In addition to soil treatment, the Nationwide Permit allows the Company to treat PCB-contaminated metallic surfaces and waste oils, as well as wastewater (the wastewater is treated by a non-SET process). The Company has also successfully demonstrated SET as a treatment process for organic materials contaminated with PCBs and radionuclides, and has received a draft revised EPA permit for these matrices. This permit revision covers the destruction of PCBs in soils, waste oils, organic materials, water, and on metallic surfaces. Additionally, the Company is in the process of obtaining a permit revision for its commercial SET processing system; the S-10. The S-10 system is capable of processing up to 10 tons of contaminated material daily. These revisions to the company's existing permit are expected to issue in June 2000.

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



MATERIAL            CONTAMINANT               PRE-TREATMENT         POST-TREATMENT            DESTRUCTION EFFICIENCY
--------            -----------               -------------         --------------            ----------------------
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

         On July 30, 1998 the US Army announced that there was insufficient funding for all six technologies to be demonstrated. The US Army stated there was funding to demonstrate three technologies and that additional funding would be procured for the other three technologies to be tested. The Army chose the three technologies least expensive to demonstrate (these three were ranked on technical merit 2nd, 5th, and 6th by the US Army). The LLC's SET process was not selected for demonstration. The Company filed a formal protest with the Government Accounting Office (GAO) on August 12, 1998. The protest was denied on September 16, 1998 on the basis that the GAO did not have jurisdiction to review the case. Upon the LLC's application for reconsideration, the GAO reinstated the protest on November 25, 1998. The GAO denied the protest on March 10, 1999. An effort by certain members of the US Congress has secured additional funding for the Company's technology to be demonstrated. The Company was notified in 1999 that additional funding was secured by the US Congress to test its technology under its ACWA contract. Testing will commence in fiscal year 2000. The international efforts to utilize the LLC's SET process are ongoing in Russia, Japan and China. The LLC SET process is one of fourteen technologies selected by the Japanese government eligible for consideration in the Japanese government effort to demilitarize chemical warfare agents existing in China.

         Government Technologies and Teledyne Environmental each owns 50% of the equity, profit and losses of the LLC and have made capital contributions of approximately $4.58 million as of December 31, 1999. The Company contributed an additional $176,500 in February 2000. From inception of the LLC to February 29, 2000 the Company has made capital contributions of approximately $4.8 million. Additional capital contributions may be required from time to time in amounts approved by the LLC's board of managers. Under the terms of the joint venture agreement, Government Technologies' role concentrates on engineering and site operations relating to the SET process and related equipment. Teledyne Environmental is primarily responsible for site development, facilities engineering, facilities construction and maintenance, utility connections, materials recovery, transportation, waste management and transport and site decommissioning.

         In consideration for the Company's interest in the joint venture, the Company licensed SET and corresponding know-how to the joint venture. The Company also licensed the SET process and corresponding know-how to Teledyne Brown Engineering, Inc. ("TBE"), a subsidiary of Allegheny Teledyne, Inc. for use in TBE's existing United States Department of Army Small Burials Contract (the "Small Burials Contract"). TBE's Small Burials Contract is an existing contract covering demilitarization of non-stockpile caches of chemical munitions at up to 25 sites to be designated by the United States Army. Under the terms of such license, the Company receives a royalty equal to 8% of TBE's net sales revenues derived from the Small Burials Contract. There have been no royalties received through December 31, 1999.

         CONTRACTS

         ICF KAISER TEAMING AGREEMENT: In March 1997, Advanced Sciences entered into a teaming agreement with ICF Kaiser to utilize the Company's SET technology to remediate mixed waste at Los Alamos National Laboratory ("LANL") in New Mexico and provide support services. Under ICF Kaiser's primary contract with the DOE, ICF Kaiser was investigating and cleaning-up soils at LANL and on former LANL property that may have contained hazardous and radioactive materials. The teaming agreement specifies that Advanced Sciences will provide the SET technology under a subcontractual arrangement along with environmental engineering and other services, including remediation and safety services, technical task support and health physics for implementation of tasks. Pursuant to the terms of the teaming agreement, Advanced Sciences will be reimbursed for time and materials expended on projects completed pursuant to the agreement and will receive fees averaging 5.5% of its costs. ICF Kaiser, Inc. announced that it had been awarded a five-year contract valued at up to $40 million to conduct environmental restoration and cleanup projects at Los Alamos National Laboratory in New Mexico. CAS is a team member of this project having entered into a teaming agreement with ICF Kaiser to utilize the Company's SET Technology to remediate mixed waste and to provide support services. ICF Kaiser is in the process of completing final negotiating of their contract with Los Alamos.

         LOCKHEED MARTIN MEMORANDUM OF UNDERSTANDING: In December 1997, Advanced Sciences also entered into a memorandum of understanding (MOU) with Lockheed Martin Advanced Environmental Systems, Inc. to jointly pursue environmental remediation projects utilizing the Company's SET technology. Under the MOU, the companies agreed, beginning in late January 1998, to employ the SET technology at Lockheed Martin's laboratory in Las Vegas, Nevada to treat certain mixed waste streams. This work was successfully completed in October 1998.

         WASTE CONTROL SPECIALISTS (WCS) MEMORANDUM OF UNDERSTANDING (MOU):
Advanced Sciences signed an MOU with WCS in August 1998. WCS operates a broad-based waste treatment, storage and disposal facility in Texas. The agreement is intended to establish the first permanent SET process installation at a facility that is permitted and licensed to treat and store mixed waste as well as hazardous waste (including PCB's). The Company processed approximately 4000 lbs. of mixed waste for one of WCS' clients in 1999. All processing results were successful.

         OPERATIONAL TECHNOLOGIES CORP (OPTECH) CONTRACT: In August 1998, Advanced Sciences was awarded a contract to utilize the solvated electron technology (SET) process to treat PCB-contaminated soil located at a Pennsylvania Air National Guard Facility. The contract has a value of $229,650. This contract will deploy the third generation SET process equipment, the SET processing machinery capable of processing ten tons a day, named the S-10. It is anticipated that the contract will be performed in the second quarter of 2000.

         URS[DAMES & MOORE GROUP AGREEMENT (D&M)]: In January 1999, the Company entered into a formal agreement with D&M for the use of its proprietary technology to destroy radioactive contaminated sodium and sodium potassium mixtures at several domestic DOE sites domestically and at selected international locations, where D&M is already participating in site cleanup of cold war legacy waste. Dames & Moore Group is identifying sodium metal stores that can be combined with mixed waste contamination projects where the SET technology can be reliably and cost-effectively applied.

         ENVIROCARE OF UTAH, INC. (ENVIROCARE) MEMORANDUM OF UNDERSTANDING
(MOU): Commodore Solution Technologies, Inc. (Solution) signed an MOU with Envirocare in September 1999. Envirocare operates a broad-based waste treatment, storage and disposal facility in Utah. This agreement is intended to establish a permanent SET process installation at a facility that is permitted and licensed to treat and store mixed waste as well as certain hazardous waste. The Company has performed a series of processing trials in January of 2000 to validate the efficacy of the SET process. All trials were successful.

         TETRA TECH, INC.: The Company was awarded a contract by Tetra Tech EM Inc. to treat PCB contaminated soil as part of a study on three sites; each with several PCB contaminated locations, in Hawaii, including Pearl Harbor. This contract followed the successful completion of an initial treatability study and is the second step toward being included in a comparative study for the remediation of in excess of 10,000 cubic yards of PCB contaminated soils. The contract was performed successfully in the fourth quarter of 1999 at Pearl Harbor.

           ENVIRONMENTAL MANAGEMENT--COMMODORE ADVANCED SCIENCES, INC.

     The Company, through Advanced Sciences, provides specialized technical and project management products and services primarily to government-sector customers, including the DOE and DOD, and also to private-sector domestic and foreign industrial customers. Advanced Sciences engages in all aspects of environmental regulation and compliance, as well as access to leading technologies and innovative skills related to the identification, investigation, remediation and management of hazardous, mixed and radiological waste sites. Advanced Sciences currently operates a network of six offices located in four states, with its principal executive offices located in Albuquerque, New Mexico.

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

     TECHNICAL SERVICES. New technologies play a critical role in both the remediation of existing waste sites and in the reduction of waste generated by ongoing production processes. Commodore Advanced Sciences has access to the SET(TM) technology and all its derivatives. Additionally, Advanced Sciences has access to the Supported Liquid Membrane (SLIM(TM)) technology held by Commodore Separation Technologies. This technology has the ability to selectively extract heavy metals and radioactive nuclides from liquids and gasses. The SLIM(TM) technology is held in an 87% owned subsidiary of Commodore Environmental Services (COES), which owns 49.9% of Commodore Applied. Advanced Sciences has also retained what it believes are among the most qualified professionals in the environmental consulting business. Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the DOE and DOD, and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission. To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

         CONTRACTS

     WASTE ISOLATION PILOT PLANT (WIPP) CONTRACT EXTENSION: In November 1998, Advanced Sciences was awarded a two-year extension by the DOE on its existing Carlsbad Area Office Technical Assistance Contract. Advanced Sciences will provide technical assistance to the DOE's Carlsbad Area Office in support of the permitting and operation of the Waste Isolation Pilot Plant (WIPP) in Carlsbad, New Mexico. Pursuant to the WIPP Contract, Advanced Sciences manages the efforts of approximately 85 full-time equivalent (FTE) personnel who provide support covering functional areas such as regulatory assurance, waste packaging and transportation, and facility operations. The WIPP Contract is structured as a cost plus 5.25% fee agreement. Based on current billings under the WIPP Contract of approximately $900,000 per month, Advanced Sciences estimates that revenues will reach approximately $10 million in 2000 as a result of the extension of the contract.

     ROCKY FLATS CONTRACT: UNder a basic ordering agreement from Kaiser-Hill Company, LLC, the site operating contractor, Advanced Sciences is currently providing technical, engineering and scientific support for the closedown and cleanup of the DOE facility at Rocky Flats, Colorado (the "Rocky Flats Contract"). Pursuant to the Rocky Flats Contract, approximately 40 Advanced Sciences personnel are involved in activities such as environmental monitoring, health monitoring, engineering design and documentation support with respect to the facility. The Rocky Flats Contract, which extends through the end of June 2000, is structured as a time and materials contract that provides for a fee averaging 5.5% of costs. Advanced Sciences' billings under the Rocky Flats Contract are approximately $400,000 per month. Kaiser-Hill Co. was recently (February 1, 2000) awarded a contract extension of 5 years and CAS is in the process of negotiating an extension to its contract as well.

     TETRA TECH CONTRACT: In November 1998, Advanced Sciences was awarded a five-year subcontract under Tetra Tech's $20 million contract with Bechtel Jacobs Co, LLC for general engineering support on environmental management work at the U.S. DOE's Oak Ridge, TN site. Advanced Sciences estimates that this subcontract may have an estimated value of $3 to $5 million over a 5-year period(1).

     GENERAL SERVICES ADMINISTRATION CONTRACT: In January 2000, the Company was awarded a 5-year contract for environmental services by the GSA's Federal Supply Service. This contract has an estimated value of $15 million. The environmental advisory services contract includes providing expertise in the areas of environmental planning services and documentation, environmental compliance services, environmental/occupational training services, and waste management services.

MARKETS AND CUSTOMERS

         GENERAL

     The Company markets its services and technologies to governmental and industrial customers throughout the United States. The Company also plans to target customers in markets abroad, particularly in the Far East. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. During the year ended December 31, 1999, sales of approximately 5% of the Company's environmental management services were to private sector customers and sales of approximately 95% were derived from contracts with federal, state and municipal government agencies. Contracts with these governmental customers generally may be terminated at any time at the option of the customer. In 1999, Advanced Sciences' WIPP Contract and Rocky Flats Contract accounted for approximately 68% and 20%, respectively of the Company's sales. No other project accounted for more than 10% of the Company's sales for such period. The Company benefits substantially from its long-term relationships with many of its customers which result in a significant amount of repeat business.


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

     As with any new technology or process, there has been initial resistance to the use of SET on a large scale, especially in connection with a strong vested interest on the part of the United States military (based on substantial expenditures and commitments previously made) to use incineration for the destruction of weapons. In addition, other prospective projects for the Company have already been committed to other forms of destruction technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, biological treatment, catalytic electrochemical oxidation and supercritical wet oxidation. The Company, and its collaborative partners, have been attempting to overcome such competition by introducing SET in smaller clean-up projects and through feasibility studies demonstrating its applicability to larger projects, such as the clean-up of hazardous waste at Harrisburg, PA, performing mixed waste remediation at the Envirocare site in Clive, Utah, and performing mixed waste remediation at the WCS site in Andrews, Texas. The SET process provides a significant advantage by allowing the processed material to be disposed of as a non-mixed waste by destroying the hazardous component.

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

         ENVIRONMENTAL MANAGEMENT

     Based on market data compiled by Advanced Sciences, the largest market for environmental services today within the United States is the U.S. government. Government wide spending levels exceed $10 billion per year. The DOD and DOE are expected to account for approximately 66% of such expenditures and together expect to spend in excess of $200 billion for environmental work. Advanced Sciences has a long-term record for providing environmental services to the United States government with the DOD and DOE being its primary customers.

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

BACKLOG

     At December 31, 1999, total backlog for the Company was approximately $50,000,000, as compared with approximately $80,000,000 as of December 31, 1998. Approximately $25,000,000 of the total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. The remaining backlog of approximately $25,000,000 represents the Company's current estimate of work for which the Company has been notified that it has been chosen for a project but where a contract has not yet been finalized. The Company estimates that approximately $18,500,000 of the total backlog represents work, which will be completed in the next 12 months. Backlog amounts have historically resulted in revenue; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

     Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were $1,145,000 and $2,722,000 for the years ended December 31, 1999 and 1998, respectively of which approximately $0 and $1,390,000 respectively, were attributable to Commodore Separation Technologies, Inc. ("Separation"). The Company transferred its 87% interest in Separation to Commodore Environmental Services, Inc. ("Environmental") in 1998. See "Recent Sales of Unregistered Securities -- September 1998 Exchange of Debt per Series B, C, D Preferred Stock and Separation Stock."

INTELLECTUAL PROPERTY

     The Company currently has thirty-(30) issued, U.S. and foreign patents. Additionally, the Company has seventy-nine(79) patent applications currently on file and pending in the U.S. and in foreign countries. The average life expectancy for the currently issued patents is 14.66 years. As patents issue, the US Patent and Trademark Office assigns the Company a twenty-(20) year patent-life for each patent issued.

     The Company's patent portfolio provides the Company the necessary "proprietary turf" in which it can market, distribute, and license the full range of the SET(TM) technology and all of its derivatives. Additionally, the Company's strength of its patent portfolio may operate as an effective "barrier to entry" in several of the markets in which the Company is presently conducting business.

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

     There can be no assurance that any patents that may hereafter be obtained, or any of the Company's confidentiality and non-disclosure agreements, will provide meaningful protection of the Company's confidential or proprietary information in the case of unauthorized use or disclosure. In addition, there can be no assurance that the Company will not incur significant costs and expenses, including the costs of any future litigation, to defend its rights in respect of any such intellectual property.

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

     ENVIRONMENTAL MANAGEMENT. Advanced Sciences has been primarily engaged in providing environmental engineering and scientific support services to United States government agencies, such as the DOE and DOD. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to continue its spending level for environmental services at approximately $10 to $11 billion for 2000. The DOE and DOD are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environmental services to the United States government.

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

     In the hazardous waste management market, Advanced Sciences' competitors include such firms as Roy F. Weston, Jacobs Engineering, Science Applications International Corp., CH2M Hill, and CDM. In providing environmental impact assessment services, Advanced Sciences' principal competition in this market sector include Tetra Tech, The Earth Technology Corp., URS and Woodward-Clyde. Primary factors affecting Advanced Sciences' competitiveness in this market are its ability to continue to attract and retain qualified technical and professional staff with quality project performance records and to control its costs of doing business.

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

ENVIRONMENTAL REGULATION

     The environmental legislation and policies which the Company believes are applicable to SET in the United States primarily include the Toxic Substances Control Act ("TSCA"), the Resource Conservation and Recovery Act (RCRA), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and may include, on a case by case basis, the Clean Air Act of 1970, as amended (the "Clean Air Act"). These laws regulate the management and disposal of toxic and hazardous substances, provide for the protection of land and groundwater resources, and control the discharge of pollutants into the air. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America.

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

     RCRA was enacted in 1976 with the primary objective to protect human health and the environment, and to conserve valuable material and energy resources. The most important aspect of RCRA is its establishment of "cradle-to-grave" management and tracking of hazardous waste, from generator to transporter, to treatment, storage, and disposal.

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

The Company was selected to participate in the Rapid Commercialization Initiative program in 1996. A direct result of this temporary administrative program was a SET(TM) process demonstration for the destruction of PCBs at the Port Hueneme naval base in Port Hueneme, California in 1997. The Company's SET(TM) technology successfully destroyed the PCBs in the test material provided, results were verified by independent laboratories, and a closure report was prepared by the various associated agencies involved with the RCI. The RCI no longer is a functioning office having served its primary mission of streamlining the demonstration and evaluation of various technologies into government sectors. The Company believes that its recent contract in Hawaii, the subject of a press release and disclosed in the business description section of various, subsequent SEC filings, was partially the result of its participation in the RCI program.

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

EMPLOYEES

     As of February 29, 2000, the Company (including all of its direct and indirect subsidiaries) had a total of 105 full-time employees, of which approximately 85 are engineers, scientists and other professionals. None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.


ITEM 2. PROPERTIES.

The Company's maintains offices in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, a director and principal stockholder of Environmental and a director of the Company, Solution, Separation, Advanced Sciences and certain other subsidiaries and affiliates of the Company. Such space also serves as the principal executive offices of Environmental and certain of its affiliates. The Company's lease for the New York City space expired in December 1998. The Company was permitted to use the New York City office space during 1999 on a rent free basis and as of March 29, 2000 the Company has not been charged rent for this space. The Company currently does not have any lease for any use of this space. The Company is charged for direct labor, office supplies and third party vendor services that the Company generates in its activities in the New York City offices.

     The Company leased approximately 21,000 square feet of space in Houston, Texas, for testing, additional research and development, equipment demonstration and assembly, and executive and administrative offices. Such space also served as the principal accounting offices of Solution. The Company pays $6,800 per month under the lease for the Houston space, which expires in June 2000. The leased offices were sublet in for part of 1999. All accounting functions were transferred to the Advanced Sciences principal offices in Albuquerque, New Mexico in January 1999.

     The Company rents approximately 5000 square feet of space in Marengo, Ohio, for testing, additional research and development, equipment demonstration and assembly and executive offices. The Company pays $2500 per month under the rental agreement for the Marengo space, which is on a month-to-month basis. This facility is scheduled to be closed in the first quarter of 2000. All laboratory research and development functions were transferred to Albuquerque, New Mexico in February 2000.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 22, 1999, the Company conducted its 1999 Annual Meeting of Stockholders (the "Annual Meeting"). As of the record date of November 26, 1999, there were 30,960,796 shares of Company Common Stock eligible to vote. Of these shares 28,852,217, (93.2%) were represented either in person or by proxy at the Annual Meeting. The following matters were submitted to a vote at the Annual Meeting with the following results:

(a) Election of Directors: Each of the following nominees for election to the Board of Directors of the Company were elected by an affirmative vote of a minimum of 28,308,967 shares, or 91.4% of all eligible shares: Kenneth L. Adelman, PhD., Bentley J. Blum, Herbert A. Cohen, Paul E. Hannesson, David
     L. Mitchell, Edward L. Palmer, and William R. Toller. A maximum of 635,750 shares were "withheld" with respect to each of the foregoing nominees; no shares "abstained"; and no shares were represented as "broker non-votes".

(b) Charter Amendment: By an affirmative vote of 28,049,000 shares, 90.6% of all eligible shares, the stockholders of the company ratified an amendment to the Company's Certificate of Incorporation increasing the authorized number of shares of common stock from 75,000,000 to 100,000,000. 858,935 shares were voted "against" approval of this proposal; 36,782 shares "abstained"; and no shares were represented as "broker non-votes".

(c) Ratification of Independent Auditors: By an affirmative vote of 28,453,440 shares, 91.9% of all eligible shares, the stockholders of the Company ratified the appointment of Tanner + Co. as the Company's independent auditors for the fiscal year ending December 31, 1999. 465,120 shares were voted "against" approval of this proposal; 26,157 shares "abstained"; and no shares were represented as "broker non-votes".

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock and Warrants began trading publicly on June 28, 1996 at initial public offering prices of $6.00 per share and $0.10 per Warrant and are traded on the American Stock Exchange ("Amex") under the symbols CXI and CXIW, respectively. On February 29, 2000, there were 137 holders of record of Common Stock and 43 holders of record of Warrants.

     The following table sets forth, for the fiscal periods shown, the high and low sale prices (rounded to the nearest cent) for the Common Stock and Warrants as reported on the Amex.

                                                                 COMMON STOCK                WARRANTS
                                                              -----------------         -----------------
                                                              HIGH          LOW         HIGH         LOW
                                                              -----       -----         -----       -----
FISCAL 1999
      First Quarter....................................       0.44         0.38         0.16         0.03
      Second Quarter...................................       0.38         0.19         0.02         0.02
      Third Quarter....................................       1.50         0.25         0.63         0.02
      Fourth Quarter...................................       1.44         0.63         0.38         0.02
FISCAL 1998
      First Quarter....................................       6.75         2.56         2.06         0.75
      Second Quarter...................................       5.19         1.75         1.50         0.63
      Third Quarter....................................       2.81         0.19         0.81         0.06
      Fourth Quarter...................................       0.75         0.25         0.25         0.03

     Commodore Applied, through its joint venture Teledyne Commodore, LLC has participated in the Assembled Chemical Weapons Alternative (ACWA) technology program since 1997 with a derivative of the SET(TM) technology. The SET(TM) technology was short-listed in 1997 with 5 other technologies. Throughout 1997 and into 1998 Teledyne - Commodore, LLC demonstrated the efficacy of the SET(TM) technology to the ACWA assessment board. The ACWA program forwarded 1.8 million dollars to the joint venture in anticipation of the further testing of the SET(TM) technology. When the ACWA program did not select the Commodore SET(TM) technology (July 1998) for further demonstration, the Company's stock reacted strongly in a negative manner.

     In the last quarter of 1999 the same ACWA assessment panel announced in a written report that it would test the technologies that it did not test in 1998. The ACWA assessment panel notified Teledyne/Commodore in February 2000, that the Company's SET(TM) technology would be tested further in the ACWA demonstration program. The ACWA awarded a 7.9 million dollar contract to the joint venture for this purpose in March 2000. The company's stock reacted strongly in a positive manner.

DIVIDEND INFORMATION

     The holders of the Company's 7% Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), were entitled to receive if, when and as declared by the Board of Directors out of funds legally available therefor, cumulative dividends at the rate of $7.00 per share per annum, payable at the time of conversion, either in cash or, at the election of the Company, by delivery of shares of Common Stock at the conversion price then in effect. As of December 31, 1998, the Company had issued a total of 15,173 shares of Common Stock as dividends in kind with respect to the Series A Preferred Stock, the total dollar value of which is approximately $37,318. Of this total amount, 6,252 shares of the Company's Commons Stock were issued in 1998, the total value of which is approximately $14,000. All series A preferred stock was converted prior to 1999. See "Recent Sales of Unregistered Securities -- August 1997 Private Placement of Series A Preferred Stock."

     The holders of the Company's Series E Convertible Preferred Stock, par value ($0.001) per share (the "Series E Preferred Stock"), are entitled to a variable rate dividend beginning at 12% and averaging 8.15% over the term of the securities. As of December 31, 1999, the Company had paid $62,533 in dividends on these shares. The Company has the option to pay these dividends in common stock for all periods after April 30, 2000. See "Recent Sales of Unregistered Securities -- November 1999 Private Placement of Series E Preferred Stock."

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

RECENT SALES OF UNREGISTERED SECURITIES

     NOVEMBER 1999 PRIVATE PLACEMENT OF SERIES E PREFERRED STOCK

     On November 4, 1999 the Company completed a $2,500,000 private placement financing with The Shaar Fund Ltd. The Company issued to The Shaar Fund 335,000 shares of a new Series E convertible preferred stock, convertible into its common stock, any time after April 30, 2000, at a conversion price equal to the arithmetic mean of the closing prices of the Company's common stock as reported on the American Stock Exchange for the ten trading days immediately preceding the date of conversion, as long as the Company's common stock continues to trade on the American Stock Exchange. In May 2003, the Series E convertible preferred stock will automatically convert into the Company's common stock at a conversion price calculated in accordance with the above conversion formula plus any accrued and unpaid dividends. The Series E convertible preferred stock has a variable rate dividend averaging 8.15% over the term of the securities. The Company reserved the right to redeem all of the Series E convertible preferred stock on or before April 30, 2000 by payment of $2,800,000 plus any accrued and unpaid dividends. Depending upon the market price of the Company's common stock at the time of conversion, the issuance of the common stock upon conversion of the Series E convertible preferred stock may be subject to shareholder approval. In addition, the Company issued to The Shaar Fund a warrant to purchase up to 312,500 shares of its common stock (subject to adjustment) at a purchase price of $1.1963 per share. The warrant expires on November 4, 2004. The Company also issued to Avalon Research Group Inc., as finder in this transaction, a five-year warrant to purchase up to 250,000 shares of common stock (subject to adjustment) at a purchase price of $1.1963 per share. The Company also paid Avalon a fee of $250,000.

     This transaction was deemed exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction by an issuer not involving any public offering. The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to The Shaar Fund Ltd. written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipient of the limitations on resale of such securities. In addition, The Shaar Fund Ltd. was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company.

     SEPTEMBER 1998 EXCHANGE OF DEBT FOR SERIES B,C,D, PREFERRED STOCK AND SEPARATION STOCK

     On December 25, 1998, the Company consummated the transfer of all 10,000,000 of its shares of Common Stock, par value $.001 per share (the "Separation Stock"), of Separation, representing approximately 87% of the issued and outstanding shares of capital stock of Separation, to Environmental as part of a debt repayment plan between the Company and Environmental. The transfer was effective as of September 28, 1998. Environmental owned approximately 35% of the outstanding shares of Common Stock of the Company at that date. Currently Environmental owns approximately 49% of the outstanding shares of Common Stock of the Company.

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

     This transaction was deemed exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction by an issuer not involving any public offering. The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to Environmental written information about the Company in accordance with Rule 502 of the Securities Act and advised Environmental of the limitations on resale of such securities. In addition, Environmental was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company.

     On November 24, 1999, Environmental converted all its series B, C, and D preferred stock into 7,258,533 shares of the Company's common stock.

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

     This transaction was deemed exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction by an issuer not involving any public offering. The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to Environmental written information about the Company in accordance with Rule 502 of the Securities Act and advised Environmental of the limitations on resale of such securities. In addition, Environmental was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company.

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

        This transaction was deemed exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction by an issuer not involving any public offering. The recipients of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in such transactions. The Company made available to all recipients of securities written information about the Company in accordance with Rule 502 of the Securities Act and advise such recipients of the limitations on resale of such securities. In addition, all recipients were offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company.

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

         This transaction was deemed exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction by an issuer not involving any public offering. The recipients of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in such transactions. The Company made available to all recipients of securities written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipients of the limitations on resale of such securities. In addition, all recipients were offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company.

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

         This transaction was deemed exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction by an issuer not involving any public offering. The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrant issued in this transaction. The Company made available to Environmental written information about the Company in accordance with Rule 502 of the Securities Act and advised Environmental of the limitations on resale of such securities. In addition, Environmental was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table presents selected financial data of the Company, as of December 31, 1999, and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. The following selected historical data is derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                1995           1996           1997           1998           1999
                                              --------       --------       --------       --------       --------

Revenue:
    Contract revenue ......................   $     --       $  5,123       $ 19,493       $ 17,470       $ 18,147
Cost of sales:
    Cost of sales .........................         --          4,136         16,325         15,421         16,127
    Research and development ..............      1,815          2,022          3,074          2,722          1,145
    General and administrative ............      1,773          3,412         12,196          8,118          4,037
    Depreciation and amortization .........         --            561          1,282          1,150            696
    Minority interests ....................         --             --            (82)           300             --
                                              --------       --------       --------       --------       --------

Loss from operations ......................     (3,588)        (5,008)       (13,302)       (10,241)        (3,858)

    Gain on sale of affiliate .............         --             --             --          4,664             --
    Interest income .......................          6            477            745            337             39
    Interest expense ......................       (274)          (617)        (1,310)        (1,066)          (166)
    Equity in net losses of subsidiary ....         --           (495)        (1,827)        (2,383)            --
                                              --------       --------       --------       --------       --------
Loss before income taxes and
extraordinary item ........................     (3,856)        (5,643)       (15,694)        (8,689)        (3,985)
                                                                                                            (3,856)
    Income taxes, benefit .................         --             --             --          1,262             --
Net loss -before extraordinary item .......     (3,856)        (5,643)       (15,694)        (7,427)        (3,985)
    Extraordinary item Gain on troubled
    debt restructuring ....................         --             --             --          1,892             --
                                              --------       --------       --------       --------       --------
Net loss ..................................   $ (3,856)      $ (5,643)      $(15,694)      $ (5,535)      $ (3,985)
                                              ========       ========       ========       ========       ========

Net loss per share -- basic and diluted ...   $  (0.26)      $  (0.31)      $  (0.73)      $  (0.32)      $  (0.16)
    Extraordinary item per share ..........         --             --             --           0.08             --
                                              --------       --------       --------       --------       --------
Net loss per share -- basic and diluted ...   $  (0.26)      $  (0.31)      $  (0.73)      $  (0.24)      $  (0.16)
                                              ========       ========       ========       ========       ========
Weighted average number of shares .........     15,000         18,100         21,844         23,194         24,819
                                              ========       ========       ========       ========       ========



CONSOLIDATED BALANCE SHEET DATA:

                                                               DECEMBER 31,
                                ------------------------------------------------------------------------
                                  1995             1996            1997            1998            1999
                                -------          -------         -------         -------         -------

Cash and cash equivalents ...   $     4          $12,076         $13,151         $ 1,777         $ 1,797
Total assets ................     1,091           33,456          29,696          15,617          16,047
Long term debt ..............        --               29              19              --             716
Total liabilities ...........     9,633           13,380          10,521           3,709           6,096
Minority interests ..........        --               --           6,645              --              --
Stockholders' equity ........    (8,542)          20,076          11,654          11,908           9,951

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

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues were $18,147,000 for the year ended December 31, 1999, as compared to $17,470,000 for the year ended December 31, 1998. Such revenues were primarily from the Company's ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Costs of sales were $16,127,000 for the year ended December 31, 1999, as compared to $15,421,000 for the year ended December 31, 1998. Variations arise from the changes in subcontract activities in relations to total revenue.

         For the year ended December 31, 1999, the Company incurred research and development costs of $1,145,000, as compared to $2,722,000 for the year ended December 31, 1998. In 1999, research and development costs were reduced in accordance with the Company's cost saving program initiated in late 1998. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. 1998 numbers included research and development costs of $501,000 for Separation.

         General and administrative expenses for the year ended December 31, 1999 were $4,037,000, as compared to $8,118,000 for the year ended December 31, 1998. The savings in 1999 are a result of restructuring steps taken during the last half of 1998. Also, Separation had $1,896,000 in general and administrative costs in 1998.

         Interest expense for the year ended December 31, 1999 was $166,000 as compared to $1,066,000 for the year ended December 31, 1998. Interest changes in 1999 result from favorable rate and terms on a line of credit put in place in April 1998 and the elimination of non-cash interest expense that totaled $777,000 in 1998.

         Equity in losses of unconsolidated subsidiary for the year ended December 31, 1999 was $0, as compared to $2,383,000 for the year ended December 31, 1998. The Company's Teledyne-Commodore, LLC joint venture commenced operations in October 1996. The Company recorded its liability for all capital contributions at December 31, 1998. The Company's 1999 obligation to fund the LLC ($176,500) has been included in research and development costs.

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

         At December 31, 1999 and 1998, ASI had a $948,000 and $361,000
outstanding balance, respectively, on various revolving lines of credit. In August 1998, ASI refinanced their line of credit. The line of credit is not to exceed 75% of eligible receivable or $2,000,000 and is due August 4, 2000 with interest payable monthly at prime plus 1.5 percent (9.25 percent as of December 31, 1998). The credit line is collateralized by the assets of ASI and is guaranteed by Applied. This line of credit contains certain financial covenants and restrictions including minimum ratios that ASI must satisfy. CASI was in compliance with the covenants at December 31, 1999 and 1998.

         In addition, the line of credit agreement stipulates that no payments shall be made to the Company other than monthly scheduled payments of principal with respect of $6,300,000 subordinated indebtedness owned by ASI to the Company (which is eliminated in consolidation) and intercompany indebtedness not to exceed $20,000 in any month. In addition, ASI shall not incur indebtedness in excess of $25,000, other than trade payables, the above subordinated indebtedness and other contractual obligations to suppliers and customers incurred in the ordinary course of business.

         On August 20, 1999, CASI received $1,000,000 as a "new advance" under a First Amendment to its existing revolving line of credit. This advance is evidenced by a Secured Promissory Note (the "1999 Term Note"). The term note is repayable in monthly installments in the principal amount of $16,667 plus interest accrued and unpaid interest. The first payment was paid August 1, 1999. Interest will be at prime plus 1 1/2%. Security for the note includes virtually all property and equipment owned by CASI and CAT. This 1999 term note is shown as long term debt in the consolidated balance sheet.

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

         For the year ended December 31, 1999, the Company incurred a net loss of $3,985,000. As compared to a net loss of $5,535,000 for the year ended December 31, 1998.

         As shown in the financial statements for the years ended December 31, 1999, 1998 and 1997, the Company incurred losses exclusive of their gain on the sale of affiliate and extraordinary item of $3,985,000, $13,353,000, and $15,694,000, respectively. The Company has also experienced net cash outflows from operating activities of $2,888,000, $9,155,000, and $8,220,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, 1998 and 1997 the Company had working capital of $842,000, $1,817,000, and $11,170,000, respectively, and stockholders' equity of $6,968,000, $11,908,000, and $11,654,000, respectively. The Company's decrease in working capital and stockholders' equity from December 31, 1997 to December 31, 1999 is principally due to the net loss for the period.

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

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards of approximately $36,000,000, which expire in the years 2000 through 2018. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

YEAR 2000 CONSIDERATIONS

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. As of March 29, 2000, the Company has not experienced any such computer difficulty; however, computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties may, depending upon their pervasiveness and severity, have a material adverse effect on the Company's business, financial condition and results of operations. Any of the following could have a material adverse effect on the Company's business, financial condition and results of operations:

     o a failure to fully identify all year 2000 dependencies in the Company's systems;

     o a failure to fully identify all year 2000 dependencies in the systems of third parties with whom the Company does business;

     o a failure of any third party with whom the Company does business to adequately address their year 2000 issues;

     o the failure of any contingency plans developed to protect the Company's business and operations from year 2000-related interruptions; and

     o delays in the implementation of new systems resulting from year 2000 problems.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         The consolidated financial statements of the Company are included on pages F-1 through F-45 of this Annual Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Registrant terminated its former auditors, PricewaterhouseCoopers, LLP ("PwC"), on August 17, 1999.

         During the Registrant's past two fiscal years, PwC's report on the Registrant's financial statements neither contained any adverse opinions or disclaimers of opinions nor were qualified or modified as to uncertainty, audit scope or accounting principles, except that PwC's auditors report on the Registrant's consolidated financial statements for the year ended December 31, 1998, contained an explanatory paragraph relating to the Registrant continuing as a going concern due to the Registrant's recurring losses from operations and net cash outflows from operations.

         The decision to terminate its relationship with PwC was approved by the Board of Directors of the Registrant.

         In connection with its audits for the past two fiscal years and through August 17, 1999, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Pursuant to action approved by the Registrant's Board of Directors, the Registrant retained Tanner + Co. ("Tanner") as is auditors as of August 17, 1999.

         During the Company's fiscal year ended December 31, 1999, there were no disagreements between the Company and its independent accountants, Tanner + Co., on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner + Co., would have caused Tanner + Co. to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive Officers and Directors of the Company, and their positions with the Company as of February 29, 2000, are as follows:

NAME                    AGE     POSITION
----                    ---     --------

Paul E. Hannesson       59      Chairman of the Board, President and Chief Executive
                                Officer

Peter E. Harrod, P.E.   50      President of Commodore Advanced Sciences

William E. Ingram       54      Vice President and Controller

James M. DeAngelis      39      Chief Financial Officer

Kenneth L. Adelman      51      Director

Bentley J. Blum         58      Director

Herbert A. Cohen        66      Director

David L. Mitchell       78      Director

William R. Toller       68      Director

Edward L. Palmer        82      Director



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

     JAMES M. DEANGELIS was appointed Vice President-Finance and Treasurer of the Company in July 1998 and was promoted to Chief Financial Officer in December 1998. Mr. DeAngelis has also served as Senior Vice President-Sales & Marketing of Separation since July 1996, after having served as its Vice President-Marketing since November 1995. Mr. DeAngelis has also served as the President of CFC Technologies since September 1994, and served as Vice President-Marketing of Environmental from September 1992 to September 1995. Prior to September 1992, Mr. DeAngelis holds a Masters in International Management degree from the American Graduate School of International Management. Mr. DeAngelis holds B.S. degrees in Biology and Physiology from the University of Connecticut.

     WILLIAM E. INGRAM served as the Company's Vice President and Controller from October 1996 to March 1997, as its Vice President-Finance from March to May 1997, and was re-appointed Vice President and Controller in June 1997. Mr. Ingram has also served as Vice President and Controller of Separation, Solution and CFC Technologies since June 1997 and served as Vice President and Controller of Environmental from June 1997 to June 1998. Prior to such time, Mr. Ingram was Chief Financial Officer of HydroChem Industrial Services, Inc., a privately owned company providing high pressure water and chemical cleaning services primarily to the petrochemical industry, from January 1995 to September 1996. Mr. Ingram was Vice President and Region Controller for Chemical Waste Management, Inc. (CWM) from September 1983 to December 1994. CWM, a subsidiary of Waste Management, Inc., provides hazardous waste treatment and disposal services to a wide range of government and industrial customers. Mr. Ingram also spent two years with the solid waste operations of Waste Management, Inc. Mr. Ingram is a Certified Public Accountant and has a M.B.A. from the University of Florida and a B.S. in Accounting from Florida Southern College.

     KENNETH L. ADELMAN, Ph.D. joined the Board of Directors of the Company and Environmental in July 1996 and was appointed Executive Vice President-Marketing and International Development of the Company in May 1997. Dr. Adelman resigned his management positions effective December 31, 1998. Dr. Adelman was appointed President and Chief Operating Officer of Solution in November 1997. Dr. Adelman also joined the Board of Directors of Separation in April 1997. Since 1987, Dr. Adelman has been an independent consultant on international issues to various corporations, including Lockheed Martin Marietta Corporation and Loral Corporation. Previously, Dr. Adelman held positions of responsibility in arms control during most of the Reagan Administration. From 1983 to the end of 1987, he was Director of the United States Arms Control and Disarmament Agency. Dr. Adelman was a Professor at Georgetown University and writer for Washingtonian Magazine from 1987 to 1991. Dr. Adelman accompanied President Ronald Reagan on summits with Mikhail Gorbachev, and negotiated with Soviet diplomats on nuclear and chemical weapons control issues, from 1985 to 1987. He also headed the United States team on annual arms control discussions with top-level officials of the People's Republic of China from 1983 through 1986. From 1981 to 1983, he served as Deputy United States Representative to the United Nations with the rank of Ambassador Extraordinary and Plenipotentiary. Dr. Adelman holds M.A. and Ph.D. degrees from Georgetown University.

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

     WILLIAM R. TOLLER joined the Board of Directors of the Company in March 1998. Mr. Toller has also served as a member of the Board of Directors of Separation since April 1997 and has served as a consultant to Environmental since July 1997. Mr. Toller served as the Vice Chairman of Lanxide from July 1997 to February 1998. Mr. Toller also currently serves as Chairman and Chief Executive Officer of Titan Consultants, Inc. (August 1996-Present). Mr. Toller had been the Chairman and Chief Executive Officer of Witco Corporation since October 1990 and retired in July 1996. Mr. Toller joined Witco in 1984 as an executive officer when it acquired the Continental Carbon Company of Conoco, Inc., where he had been its President and an officer since 1955. Mr. Toller is a graduate of the University of Arkansas with a Bachelor's degree in Economics, and the Stanford University Graduate School Executive Program. Mr. Toller serves on the board of Directors of Chase Industries, Inc., Fuseplus, Inc., where he is also Chairman of the Organization and Compensation Committee, and the United States Chamber of Commerce, where he is also a member of the Labor Relations and International Policy Committees. Mr. Toller is also a member of the Board of Trustees and the Executive and Finance Committees of the International Center for the Disabled, a member of the Board of Associates of the Whitehead Institute for Biomedical Research, a member of the National Advisory Board of First Commercial Bank in Arkansas, a member of the Dean's Executive Advisory Board and the International Business Committee at the University of Arkansas, College of Business Administration, and a member of the Board of Presidents of the Stamford Symphony Orchestra.

     EDWARD L. PALMER joined the board in August 1998. Mr. Palmer currently serves as President of the Mill Neck Consulting Group, founded in 1983. Mr. Palmer retired September 1982 as Chairman of the Executive Committee and Director of CitiCorp and Citibank, N.A. after 23 years of service. Prior to joining Citibank, Mr. Palmer served as Vice President at the New York Trust, serving in several executive positions since 1940. Mr. Palmer is Trustee Emeritus of Brown University, New York Philharmonic and The Metropolitan Museum of Art. Mr. Palmer served as Director of Borg-Warner Corp., CitiCorp, Corning Incorp., Del Monte Corp., First Boston Corp., Grindlays Banks, plc Kissinger Associates, Monsanto Co., Mutual Life Ins., Phelps Dodge Corp., Union Pacific Corp., and Washington National Bank Corp.

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

KEY EMPLOYEES

     The names and ages of the key employees of the Company, and their positions with the Company as of February 29, 2000, are as follows:

NAME                       AGE   POSITION
----                       ---   --------
Vincent Valeri             64    Senior Vice President and Chief Engineer

Gerry D. Getman, Ph.D.     52    Vice President and Director of Research and Development

O. Mack Jones              58    Vice President-Field Operations


     VINCENT VALERI has served as Senior Vice President and Chief Engineer of the Company since June 1996 and as Vice President and Chief Engineer of Solution since November 1997. From October 1994 to May 1996 he served as Vice President and Chief Engineer for Environmental. From July 1993 to November 1994, he was a private consultant for Environmental. From 1992 to July 1993, Mr. Valeri served as Vice President of Manufacturing at Moen, Inc., a manufacturer of faucets and plumbing parts, and for five years prior thereto was Vice President and a co-founder of General Management Technologies, Inc., a management consulting firm. From 1965 to 1987, Mr. Valeri served in various capacities with Westinghouse Electric Corporation, and was Director and General Manager of its Factory Automation Systems Division from 1984 to 1987.

     GERRY D. GETMAN, Ph.D. has served as Vice President and Director of Research and Development of the Company since June 1996 and of Solution since November 1997. Prior to that he was employed by Calgon Corporation from 1991 to 1995 as Director of Research. From January 1996 to March 1996, he was a private consultant for Environmental and from April 1996 to May 1996 he served as Vice President and Director of Research for Environmental. From 1982 to 1991, Dr. Getman served in various capacities at Calgon including ISO 9000 Director, Quality Assurance Director, and Analytical Laboratory Manager. From 1975 to 1981, he was employed by Velsicol Chemical Corporation in several capacities including Manager of Analytical Research. Dr. Getman received his Ph.D. in Chemistry from Rensselaer Polytechnic Institute and a B.S. in chemistry from Florida Southern College.

     O. MACK JONES has served as Vice President of Field Operations of the Company since April 1998 managing its field treatability studies and commercial projects. Mr. Jones served as a consultant to the Company from June 1996 to April 1998, assisting in the commercialization of the solvated electron technology. Prior to this he served as a consultant to Environmental from September 1994 to May 1996, assisting in the development of the solvated electron technology. From 1991 to May 1996, Mr. Jones served as the founder and principal executive officer of an environmental consulting company, Florida Vector Services, which provided both consulting and hands-on remediation services primarily in TSCA-related areas. From 1986 to 1991, Mr. Jones was Vice President-Operations with Quadrex Environmental Company, managing the company's field remediation businesses. Mr. Jones is a professional mechanical engineer who in his twenty-six years with General Electric Company held several managerial operating positions in power generation and distribution arenas. His experience includes commercial nuclear, fossil, and hydro power construction and maintenance, industrial power delivery systems, and industrial drives and controls.

BOARD COMMITTEES

     The Company's Board of Directors has (i) an Audit Committee, (ii) a Compensation, Stock Option and Benefits Committee and (iii) an Executive and Finance Committee. The responsibilities of the Audit Committee, which, as of December 31, 1998, was composed of David L. Mitchell (Chairman), Herbert A. Cohen and William R. Toller, include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to Officers and Directors of the Company. The Compensation, Stock Option and Benefits Committee, which, as of December 31, 1999, was composed of Herbert A. Cohen (Chairman), David L. Mitchell and William R. Toller, has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1996 Stock Option Plan, and determining the recipients, amounts and other terms (subject to the requirements of the 1996 Stock Option Plan) of options which may be granted under the 1996 Stock Option Plan from time to time and providing guidance to management in connection with establishing additional benefit plans. The Executive and Finance Committee was composed of Paul E. Hannesson (Chairman), Bentley J. Blum and David L. Mitchell as of March 26, 1998, and has the authority and responsibility of the full Board of Directors to supervise and oversee the financial practices and policies of the Company, to oversee the adoption of significant accounting policies, and to manage the Company between meetings of the Board of Directors, subject to certain limitations. The Executive and Finance Committee also has the authority and responsibility for making recommendations to the Board of Directors regarding nominees to serve as Directors of the Company.

COMPENSATION OF DIRECTORS

     Non-management Directors of the Company receive director's fees of $375 per meeting for attendance at Board of Directors' meetings, and are reimbursed for actual expenses incurred in respect of such attendance. The Company does not separately compensate employees for serving as Directors.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1998, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1999, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

     The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 1999, 1998, and 1997 to all persons serving as the Company's Chief Executive Officer during 1999, to each of the Company's four most highly compensated executive Officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such year, and to two additional individuals who served as executive Officers of the Company during 1998, but not at December 31, 1998.

                           SUMMARY COMPENSATION TABLE


                                               ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                   --------------------------------------------     ------------------------------------------------
                                                                        OTHER                    SECURITIES
                                                                        ANNUAL      RESTRICTED     UNDER-                  ALL OTHER
                                                                        COMPEN-       STOCK        LYING          LTIP      COMPEN-
   NAME AND PRINCIPAL                         SALARY         BONUS      SATION       AWARD(S)     OPTIONS        PAYOUTS    SATION
        POSITION                   YEAR        ($)            ($)         ($)          ($)          (#)            ($)       ($)
---------------------------        ---      ----------       -----      -------     ----------   ----------      -------   ---------
Paul E. Hannesson                  1999     331,416(1)        -0-      12,000(3)       -0-      2,400,000          -0-    33,638(4)
Chief Executive Officer            1998     250,256(1)        -0-       7,700(3)       -0-        577,500          -0-       -0-
                                   1997     250,526(1)     63,356(2)   15,205(3)       -0-            -0-          -0-       -0-

Kenneth L. Adelman, Ph.D           1999         -0-           -0-     238,756(8)       -0-            -0-          -0-       -0-
Former Executive Vice              1998     179,854(5)        -0-         -0-          -0-         70,000(7)       -0-       -0-
President                          1997      83,444(5)     54,937(6)      -0-          -0-        150,000          -0-       -0-

William E. Ingram(9)               1999     150,426(10)       -0-         -0-          -0-        100,000          -0-       -0-
Vice President & Controller        1998      82,500(10)       -0-         -0-          -0-        150,000          -0-       -0-
                                   1997      82,500(10)    16,500(11)     -0-          -0-        150,000          -0-       -0-

Peter E Harrod(12)                 1999     170,501(13)       -0-         -0-          -0-        200,000          -0-       -0-
President Advanced Sciences        1998     170,653(13)       -0-         -0-          -0-        255,000          -0-       -0-
                                   1997     150,807(13)    45,000(14)     -0-          -0-        125,000          -0-       -0-

James M. DeAngelis(15)             1999     147,614(16)       -0-         -0-          -0-        200,000          -0-    12,225(17)
Senior Vice President & Chief      1998      72,500(16)       -0-         -0-          -0-        181,250          -0-       -0-
Financial Officer                  1997         -0-           -0-         -0-          -0-            -0-          -0-       -0-


(1) Represents the amount of Mr. Hannesson's base salary allocated to the Company (100% in 1999). Mr. Hannesson's total base salary for 1997 and 1998 was $395,000 and $434,500, (25% of base salary was deferred as of October 5, 1998; base salary adjusted to $330,000), respectively. Certain portions of such base salary were also allocated to Environmental and Separation. The Company has recorded a liability for $344,000 representing amounts owed to Mr. Hannesson under his employment contract, but deferred per agreement. See "Certain Relationships and Related Transactions--Services Agreement."

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

(4)  Represents moving allowances paid to Mr. Hannesson in 1999.

(5) Represents the amount of Dr. Adelman's base salary allocated to the Company. Dr. Adelman's total base salary for 1997 and 1998 was $151,980 and $400,500 respectively. Certain portions of such base salary were also allocated to Environmental and Separation. Dr. Adelman resigned his management positions effective December 31, 1998.

(6) Represents the amount of Dr. Adelman's annual incentive bonuses allocated to the Company. Dr. Adelman's total annual incentive bonus for 1997 and 1998 was $100,000 and $0 respectively. Certain portions of such annual incentive bonuses were also allocated to Environmental and Separation. Dr. Adelman resigned his management positions effective December 31, 1998.

(7) Represents shares of Common Stock underlying stock options granted to Dr. Adelman by the Company in his capacity as a director of the Company.

(8) Represents amounts paid to Mr. Adelman in 1999 in satisfaction of his employment agreement.

(9) Mr. Ingram served as Vice President and Controller from October 1996 to March 1997, as Vice President-Finance from March to May 1997, and as Vice President and Controller of the Company from June 1997 to present.

(10) Represents the amount of Mr. Ingram's base salary allocated to the Company. Mr. Ingram's total base salary for 1999, 1998 and 1997 was $150,000. Certain portions of such base salary in 1998 and 1997 were also allocated to Environmental and Separation.

(11) Represents the amount of Mr. Ingram's annual incentive bonuses allocated to the Company. Mr. Ingram's total annual incentive bonus for 1997, 1998 and 1999 was $30,000, $0 and $0 respectively. Certain portions of his 1997 annual incentive bonus was allocated to Environmental and Separation.

(12) Mr. Harrod served as President of Advanced Sciences, a wholly owned subsidiary of the Company, from November 1996 to present and serves as President of Commodore Solution Technologies, Inc., a wholly owned subsidiary of the Company since January 1999.

(13) Represents the amount of Mr. Harrod's base salary allocated to the Company, through its wholly owned subsidiary, Advanced Sciences. Mr. Harrod's total base salary for 1996, 1997 and 1998 was $134,500, $150,000, and $170,000
     respectively.

(14) Represents the amount of Mr. Harrod's annual incentive bonus allocated to the Company. Mr. Harrod's total annual incentive bonus, under Advanced Sciences (a wholly owned subsidiary of the Company) management bonus program, for 1997, 1998 and 1999 was $45,000, $0, and $0 respectively.

(15) Mr. DeAngelis served as Vice President and Treasurer of the Company since July 1998.

(16) Represents the amount of Mr. DeAngelis' base salary allocated to the Company. Mr. DeAngelis' total base salary for 1999 and 1998 was $145,000.

(17) Represents moving allowances paid to Mr. DeAngelis in 1999.

STOCK OPTIONS

     The following table sets forth certain information concerning options granted during the year ended December 31, 1999 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan (the "1998 Plan"). The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                          --------------------------------------------------
                                                                                  POTENTIAL REALIZABLE
                                                                                    VALUE AT ASSUMED
                          NUMBER OF      PERCENT OF                                  ANNUAL RATES OF
                          SECURITIES    TOTAL OPTIONS   EXERCISE              STOCK PRICE APPRECIATION FOR
                          UNDERLYING      GRANTED TO    OF BASE                       OPTION TERM(6)
                            OPTIONS      EMPLOYEES IN    PRICE    EXPIRATION  ----------------------------
          NAME            GRANTED (#)   FISCAL YEAR(5)   ($/SH)      DATE        5% ($)           10% ($)
------------------------  -----------   --------------  --------  ----------  ----------------------------
Paul E. Hannesson....... 2,400,000(1)       74%          0.500     07/13/03     1,050,423        1,387,464
Peter E. Harrod.........   200,000(2)        6%          0.688     12/14/08       113,715          244,388
James M. DeAngelis......   200,000(3)        6%          0.688     12/14/08       113,715          244,388
William E. Ingram.......   100,000(4)        3%          0.688     12/14/08        56,858          122,194

(1) Options to purchase 2,400,000 shares of Common Stock were granted to Mr. Hannesson in July 1999 pursuant to the 1998 Plan and are exercisable in four (4) 500,000 share increments when the Company's stock price reaches $2, $3, $4 and $5 per share. The remaining 400,000 shares are exercisable upon the successful power fund financing in the amount of approximately $90 million or other criteria as determined by the Board of Directors.

(2) Options to purchase 200,000 shares of Common Stock were granted to Mr. Harrod in December 1999 pursuant to the 1998 Plan and are fully vested.

(3) Options to purchase 200,000 shares of Common Stock were granted to Mr. DeAngelis in December 1999 pursuant to the 1998 Plan and are fully vested.

(4) Options to purchase 100,000 shares of Common Stock were granted to Mr. Ingram in December 1999 pursuant to the 1998 Plan and are fully vested.

(5) Percentages based on 3,259,323 stock options granted (the 1998 Plan) during the year ended December 31, 1999.

(6) The closing price for the Company's Common Stock on December 31, 1999 was $0.81. The closing price is used for all the subsequent stock appreciation calculations.

     The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan at December 31, 1999 by the individuals listed in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                                             NUMBER OF
                                                                       SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                                                                        UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                                      SHARES           VALUE           AT FISCAL YEAR-END(#)      AT FISCAL YEAR-END($)
                                    ACQUIRED ON       REALIZED             EXERCISABLE/               EXERCISABLE/
             NAME                   EXERCISE (#)       ($)(1)             UNEXERCISABLE             UNEXERCISABLE(2)
------------------------------      ------------      --------         ---------------------      --------------------
Paul E. Hannesson ............           -0-             -0-           577,500 / 2,400,000       $215,119 / $744,000

Kenneth L. Adelman, Ph.D .....           -0-             -0-              70,000 / -0-              $26,075 / $0

William E. Ingram ............           -0-             -0-            190,000 / 60,000          $45,725 / $22,350

James M. DeAngelis ...........           -0-             -0-              381,250 / -0-             $91,916 / $0

Peter E. Harrod ..............           -0-             -0-            353,000 / 102,000         $81,393 / $37,995


(1) Represents the difference between the last reported sale price of the Common Stock on December 31, 1999 ($0.81), and the exercise price of the option ($0.4375 to $0.688) multiplied by the applicable number of options exercised.

(2) Represents the difference between the exercise price and the closing price on December 31, 1999, multiplied by the applicable number of securities.

EMPLOYMENT AGREEMENTS

     Paul E. Hannesson, the Company's Chairman of the Board, President and Chief Executive Officer, entered into an employment agreement with Environmental on November 18, 1996 for a term expiring on December 31, 1999. Pursuant to such employment agreement, Mr. Hannesson agreed to devote his business and professional time and efforts to the business of Environmental as a senior executive officer, and to serve in senior executive positions with one or more of Environmental's subsidiaries at the time, including the Company. The employment agreement provides that Mr. Hannesson shall receive, among other things, a base salary at an annual rate of $395,000 through December 31, 1997, and will receive not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999, for services rendered to Environmental and certain of its affiliates, including the Company. Pursuant to the employment agreement, Mr. Hannesson received, among other things: (i) a signing bonus of
(a) $150,000 cash and (b) options to purchase 950,000 shares of Common Stock of Environmental, which options vested on the date of his employment agreement; and
(ii) options to purchase an aggregate of 2,500,000 shares of Environmental Common Stock, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Hannesson also received options to purchase Common Stock of the Company and Separation in the amount of 1.0% of each company's total outstanding shares of Common Stock on the date of grant, and is eligible to receive incentive compensation of up to $225,000 per year, but not less than $25,000 per year, for achieving certain goals.

     In June 1998, Mr. Hannesson's Employment Agreement was assigned from Environmental to Applied. On September 28, 1998, Separation was sold by Applied to Environmental and effective as of that date the costs associated with Mr. Hannesson's employment agreement ceased being allocated to Separation. Effective June 30, 1998, the Company accepted an Assignment from Commodore Environmental Services, Inc. ("COES") of the Employment Agreement between Mr. Hannesson, the Company's Chairman and CEO, and COES. The Company accepted the Assignment in view of the fact that Mr. Hannesson had resigned as an officer and director of COES and for some time had been and has continued to devote full time as a director and officer of the Company. The Company's Board of Directors approved the Company's acceptance of the assignment of Mr. Hannesson's Employment Agreement. Mr. Hannesson's Employment Agreement expired on December 31, 1999 and provided for an annual base salary of $477,950 in the third year of that contract ending December 31, 1999. A portion of Mr. Hannesson's base salary for 1998 (25% of base salary $434,500, was deferred as of October 5, 1998; base salary adjusted to $330,000). Also, a portion of Mr. Hannesson's base salary for 1999 ( 31% of $477,950, was deferred as of January 1, 1999; base salary adjusted to $330,000). At December 31, 1999, the Board has approved recognition of a deferred compensation liability to Mr. Hannesson of $343,000. This represents, among other things, monies due Mr. Hannesson for deferred payroll, approved relocation costs and guaranteed minimum bonuses.

     Michael D. Fullwood, the Company's Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel, entered into an employment agreement with Environmental on May 7, 1997 for an initial term expiring on April 30, 1999. Mr. Fullwood resigned as an employee of the Company effective July 10, 1998, thus voiding the employment contract.

     Kenneth L. Adelman, Ph.D., the Company's Executive Vice President-Marketing and International Development, entered into an employment agreement with the Company on May 7, 1997 for a term expiring on April 30, 2000. Pursuant to such employment agreement, Dr. Adelman agreed to devote his business and professional time and efforts to the business of the Company as its Executive Vice President--Marketing and International Development. The employment agreement provided that Dr. Adelman would receive, among other things, a fixed base salary at an annual rate of $250,000 for services rendered to the Company. Pursuant to the employment agreement, Dr. Adelman received options to purchase an aggregate of 150,000 shares of Common Stock of the Company, exercisable in installments over a period of five years commencing on the date of his employment agreement. Dr. Adelman also received options to purchase 700,000 shares of Common Stock of Environmental, exercisable in installments over a period of five years commencing on the date of his employment agreement. Dr. Adelman is also eligible to receive incentive compensation of up to $150,000 per year for achieving certain goals, but in no event less than $100,000, regardless of whether such goals are attained. Dr. Adelman resigned his management positions in the Company as of December 31, 1998 and received severance pay and benefits which terminated June 30, 1999.

     James M. DeAngelis, the Company's Vice President and Chief Financial Officer, entered into an Employment Agreement with Separation in September of 1996. Effective June 30, 1998, the Company accepted an Assignment from the Company's then 70%-owned subsidiary, Commodore Separation Technologies, Inc. ("Separation") of an Employment Agreement between James M. DeAngelis and Separation. The Company accepted the Assignment of Mr. DeAngelis' Employment Agreement in view of the fact that Mr. DeAngelis was appointed as the Vice President Finance of the Company effective June 30, 1998, and on that date began to work almost exclusively for the Company. The Company's Board of Directors approved the Company's acceptance of the assignment of Mr. DeAngelis' Employment Agreement. Mr. DeAngelis' Employment expired on December 31, 1999. It provided for an annual base salary of $145,000.

     William E. Ingram, the Company's Vice President and Controller, entered into an Employment Agreement with the Company in September of 1996. Mr. Ingram's Employment Agreement expired on December 31, 1999. It provided for an annual base salary of $150,000.

     The Company has decided to no longer use employment contracts in the normal course of business.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 1999 were Herbert A. Cohen (Chairman), David L. Mitchell, and William R. Toller. At December 31, 1999, the members of the Compensation Committee were Messrs. Cohen (Chairman), Mitchell and Toller. Messrs. Cohen, Mitchell and Toller also constituted the Compensation, Stock Option and Benefits Committee of Environmental, and Messrs. Mitchell and Toller also constituted the Compensation, Stock Option and Benefits Committee of Separation at December 31, 1999. Mr. Mitchell served as a consultant to the Company from July 15, 1997 to August 14, 1998, and received compensation in the amount of $10,000 per month for services rendered to the Company in such capacity.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Compensation Committee was established in November 1996 and is responsible for, among other things, establishing the compensation policies applicable to executive Officers of the Company. The Compensation Committee was composed of Herbert A. Cohen (Chairman), David L. Mitchell and William R. Toller at December 31, 1999, of whom were non-employee Directors of the Company. All decisions of the Compensation Committee relating to the compensation of the Company's executive Officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Mr. Cohen, Mr. Mitchell and Mr. Toller in their capacities as members of the Compensation Committee at December 31, 1999, addressing the Company's compensation policies for 1999 as they affected the Company's executive Officers.

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

     The key elements of the Company's executive compensation program in 1999 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

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

     In 1999, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

     Mr. Hannesson, the Chairman of the Board, President and Chief Executive Officer of the Company and Environmental, and the Chairman of the Board and Chief Executive Officer of Solution, Separation and CFC Technologies, receives annual compensation based upon, among other things, the terms of his employment agreement with Environmental. Pursuant to the terms of his employment agreement, Mr. Hannesson is entitled to receive a base salary at an annual rate of not less than $434,500 through December 31, 1999. Mr. Hannesson agreed to a base salary deferment so that he will receive a base salary at an annual rate of $330,000 October 5, 1998 for services rendered to the Company.

     The members of the Compensation Committee establish the amount actually received by Mr. Hannesson each year as base salary for services rendered to the Company and its affiliates. In establishing Mr. Hannesson's base salary for 1999, the Compensation Committee took into account the salaries of chief executive Officers at other similar public companies, future objectives and challenges, and Mr. Hannesson's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Hannesson's achievement of his 1998 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 1998 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 1998. The Compensation Committee also considered Mr. Hannesson's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Hannesson, the Compensation Committee exercised its discretion and judgment based on the above factors, and no specific formula was applied to determine the weight of each factor.

     Mr. Hannesson's base salary increased from $434,500 for 1998 to $477,950 for 1999, representing an increase of approximately 10%. On October 5, 1998, Mr. Hannesson agreed to defer a portion of his base salary (31%), reducing his base salary to $330,000. 1998 base salary was allocated among the Company, Environmental and Separation based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Environmental and Separation paid $260,526, $58,658 and $94,504, respectively, of his 1998 salary. Mr. Hannesson also received an automobile allowance of $12,000 for 1998, and the Company, Environmental and Separation paid $7,700, $1,620 and $2,610, respectively, of such allowance. The Company paid all of Mr. Hannesson's compensation in 1999.

     ANNUAL INCENTIVE BONUS. Annual incentive bonuses for executive Officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company. For 1999 no annual incentive bonuses were paid to the individuals named in the Summary Compensation Table.

     Pursuant to his employment agreement with Environmental, Mr. Hannesson is eligible to receive incentive compensation of up to $225,000 per year for achieving certain of the performance goals set forth above. For 1999, Mr. Hannesson was awarded an incentive bonus of $0. However, per Mr. Hannesson's employment contract, he was guaranteed a minimum bonus of $25,000 per year. The Company has included $50,000 in a deferred compensation liability representing minimum bonuses for 1998 and 1999.

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

         A total of 3,259,323 and 3,576,412 stock options were granted pursuant to the 1998 Plan in 1999 and 1998, respectively. 2,400,000 and 577,500 of which were granted to Mr. Hannesson respectively, and 500,000 and 656,250 of which were granted (in the aggregate) to other individuals named in the Summary Compensation Table. The 1998 number does not include 324,959 stock options granted to Directors under the 1996 Plan, which were rescinded on the issuance of the 1998 Plan. The number of stock options granted in 1999 and 1998 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information, as of February 29, 2000, with respect to the beneficial ownership of Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


                                                   NUMBER OF SHARES                   PERCENTAGE OF OUTSTANDING
          NAME AND ADDRESS OF                       OF COMMON STOCK                    SHARES OF COMMON STOCK
          BENEFICIAL OWNER(1)                    BENEFICIALLY OWNED(2)                   BENEFICIALLY OWNED
          -------------------                    ---------------------                -------------------------
Commodore Environmental
Services, Inc........................                15,456,677(3)                              49.9%
Bentley J. Blum......................                15,526,677(4)                              50.0%
Paul E. Hannesson....................                 2,121,578(5)                               6.7%



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

(4) Consists of: (i) 70,000 shares of the Company Common Stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (ii) Mr. Blum's indirect beneficial ownership of Common Stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental Common Stock, representing together 49.4% of the outstanding shares of Environmental Common Stock at February 29, 2000, and 4,500,000 shares of Environmental Common Stock underlying currently exercisable stock options, representing together 52% of the outstanding shares of Environmental. Does not include 450,400 shares of Environmental Common Stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental Common Stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental Common Stock owned by his spouse, mother and father.

(5) Consists of: (i) 3,077,500 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan; and (ii) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental Common Stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental Common Stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (c) 500,000 shares of Environmental Common Stock in exchange for options to purchase 950,000 shares of Environmental Common Stock, issued to Hannesson Family Trust, (d) currently exercisable options to purchase 525,705 shares of Environmental Common Stock, representing together 10% of the outstanding shares of Environmental Common Stock. Does not include 1,000,000 shares of Environmental Common Stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental Common Stock owned by or for the benefit of his spouse and children. It also does not include 2,400,000 shares of common stock underlying stock options granted to Mr. Hannesson by the Company which are not currently exercisable.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of the Record Date by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each Director, (iii) each individual listed in the Summary Compensation Table herein, and (iv) all executive officers and Directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.




                                                                                         PERCENTAGE OF OUTSTANDING
              NAME AND ADDRESS OF                         NUMBER OF SHARES                 SHARES OF COMMON STOCK
              BENEFICIAL OWNER(1)                      BENEFICIALLY OWNED(2)                 BENEFICIALLY OWNED
              -------------------                      ---------------------             -------------------------
Commodore Environmental Services, Inc.......              15,456,677(3)                             49.9%
Bentley J. Blum.............................              15,526,677(4)                             50.0%
Paul E. Hannesson...........................               2,121,578(5)                              6.7%
James M. DeAngelis..........................                 524,011(6)                              1.7%
Peter E. Harrod.............................                 353,000(7)                              1.1%
William E. Ingram...........................                 190,000(8)                              *
Kenneth L. Adelman, PhD.....................                  70,000(9)                              *
Herbert A. Cohen............................                  71,000(10)                             *
David L. Mitchell...........................                  70,000(11)                             *
Edward L. Palmer............................                  70,000(12)                             *
William R. Toller...........................                  70,000(13)                             *
All executive officers and Directors as a
group (10 persons)..........................              19,066,266                                61.6%

 *       Percentage ownership is less than 1%

(1) Unless otherwise noted, the address of each beneficial owner is 150 East 58th Street, Suite 3400, New York, New York 10155.

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

(3) Excludes warrants to purchase an aggregate of 14,410,540 shares of Common Stock at exercise prices ranging from $1.28 per share. See "Certain Relationships and Related Transactions."

(4) Consists of: (i) 70,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Blum by the Company's 1998 Stock Option Plan (the "1998 Plan"); and (ii) Mr. Blum's indirect beneficial ownership of Common Stock based upon his beneficial ownership of 28,479,737 shares of Environmental common stock; and
         (iii) 4,500,000 shares of Environmental underlying currently exercisable options at $0.10 per share; and (iv) his spouse's ownership of 2,000,000 shares of common stock of Environmental, representing together 52.0% of the outstanding shares of Environmental common stock at the Record Date.

         Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father. The Board of Directors of Environmental has the power to direct the vote and to direct the disposition of the 15,456,677 shares of Common Stock of the Issuer owned directly by Environmental. Environmental's Board of Directors is currently composed of two directors, one of which is Mr. Blum. By virtue of Mr. Blum's beneficial ownership of approximately 52% of the outstanding shares of Environmental common stock and his position on the Board of Directors of Environmental, Mr. Blum is deemed to be the indirect beneficial owner of the shares of the Issuer's Common Stock owned directly by Environmental and shares voting and disposition power with the other member of Environmental's Board of Directors.

(5) Consists of: (i) 577,500 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Company's 1998 Plan; and (ii) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse, (c) 500,000 shares of Environmental common stock issued to the Hannesson Family Trust, and (d) additional stock options to purchase 525,705 shares of Environmental common stock at $0.10 per share, representing collectively 10% of the outstanding shares of Environmental common stock at the Record Date. Does not include 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children. It also does not include 2,400,000 shares of Common Stock underlying stock options granted to Mr. Hannesson by the Company that are not currently exercisable.

(6) Consists of (i) 381,250 shares of Common Stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company under the Company's 1998 Plan; and (ii) Mr. DeAngelis' indirect beneficial ownership of Common Stock based upon his ownership of 580,000 shares of Environmental.

(7) Consists of 353,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Harrod by the Company under the Company's 1998 Plan.

(8) Consists of 190,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Ingram by the Company under the Company's 1998 Plan.

(9) Consists of 70,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Adelman by the Company under the Company's 1998 Plan.

(10) Consists of (i) 1,000 shares of Common Stock; (ii) 70,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Cohen by the Company under the Company's 1998 Plan.

(11) Consists of 70,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Mitchell by the Company under the Company's 1998 Plan.

(12) Consists of 70,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Palmer by the Company under the Company's 1998 Plan.

(13) Consists of 70,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Toller by the Company under the Company's 1998 Plan.


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

         There was no sharing of services in 1999, although, insurance costs were allocated between the Companies where it was beneficial to insure the family of Companies under one policy.

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

         Pursuant to the terms of the Environmental Private Placement, Environmental was required to issue up to a maximum of 1,618,308 additional shares of Company Common Stock to the investors, for no additional consideration, in the event that 90% of the average closing bid price of the Common Stock for a certain period of time is less than the $4.3425 per share purchase price of the Common Stock sold in the First Tranche Sale. Environmental was required to issue an additional 1,400,981 shares of the Company's stock in satisfaction of the price reset provisions. Environmental will, for a certain period of time, have the right and option (but not the obligation) to require the investors to purchase (i) an aggregate amount of additional shares of Company Common Stock equal to 4,000,000 divided by 90% of the average closing price per share of the Common Stock for the five trading days immediately prior to the closing date of such sale and (ii) warrants to purchase an aggregate of 100,000 shares of Company Common Stock at an exercise price per share equal to the greater of $6.00 or 125% of the per share purchase price of the shares of Common Stock sold pursuant to (i) above, for an aggregate purchase price of $4.0 million (the "Second Tranche Sale"). As in the case of the First Tranche Sale, Environmental may be required to issue additional shares of Company Common Stock to the investors in connection with the Second Tranche Sale, for no additional consideration, in the event that 90% of the average closing bid price of the Common Stock for a certain period of time is less than the per share purchase price of the Common Stock sold in the Second Tranche Sale.

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

FEBRUARY 1998 INTERCOMPANY NOTE

          Upon receipt of the net proceeds of the Environmental Private Placement, Environmental provided a $5,450,000 uncollateralized loan to the Company, evidenced by the Intercompany Note. Pursuant to the terms of the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note was payable at the rate of 8% per annum semiannually in cash. The unpaid principal amount of the Intercompany Note was due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement (other than the Environmental Private Placement) of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, provided that if such funds are raised in a private placement during the period commencing on February 9, 1998 and ending on the last day of the Effective Period, then the Intercompany Note was not payable unless a Registration Statement has been effective for 75 consecutive days and is effective on the date of such repayment. The Company used the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. The Intercompany Note was fully paid off effective September 28, 1998. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--February 1998 Intercompany Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

          In March 1998, the Company prepaid $2.0 million of the Convertible Note by (i) paying Environmental the sum of $500,000 in cash and (ii) transferring to Environmental the LPM Note. To induce Environmental to accept the Company's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into Common Stock), the Company issued to Environmental an additional warrant to purchase up to 514,000 shares of Common Stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of the Common Stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000. The remaining balance of this Intercompany Convertible Note was paid off effective September 28, 1998. See "Transactions with Lanxide," "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--September 1997 Intercompany Convertible Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

SALE OF SERIES D PREFERRED STOCK BY ENVIRONMENTAL

         In May and August 1997, Environmental sold an aggregate of 88,000 shares of its 7% Series D Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $100 per share (the "Series D Preferred Stock"), for an aggregate purchase price of approximately $7.8 million. The Series D Preferred Stock is convertible into shares of the Company's Common Stock held by Environmental, at a conversion price equal to 85% of the lower of
(a) the average of the low prices, or (b) the average of the closing bid prices of the Common Stock of the Company for the previous five business days ending on the day prior to conversion (the "Average Closing Bid Price"). The conversion price of the Series D Preferred Stock will be equal to certain amounts set forth in the Certificate of Designation, Rights and Preferences for the Series D Preferred Stock if the Average Closing Bid Price of the Common Stock for any consecutive 30 days is equal to or less than $2.00, provided that in no event will the conversion price of the Series D Preferred Stock be less than $1.50. As of December 31, 1998, the 88,000 shares of Series D Preferred Stock have been converted into an aggregate 4,019,210 shares of the Company's Common Stock.

         The purchasers of the Series D Preferred Stock also received five-year warrants to purchase an aggregate of 1,175,000 shares of the Company's Common Stock held by Environmental at exercise prices ranging from $5.15 per share to $7.14 per share. Such exercise prices were reset on August

18, 1998 to an exercise price of $0.825 . In addition, if the Common Stock trades at less than 50% of the August 17, 1998 closing bid price for any 10 consecutive trading days, the exercise price is subject to further reset (on one occasion only) to 50% of such August 17, 1998 closing bid price. In addition, affiliates of the finder received warrants to purchase an aggregate of 85,000 shares of Common Stock from Environmental at exercise prices ranging from $5.15 per share to $7.14 per share. The Company has an effective registration statement on file with the Commission covering the shares of Common Stock into which the Series D Preferred Stock are convertible, as well as the 1,260,000 shares of Common Stock transferable by Environmental upon exercise of the foregoing warrants.

LICENSE OF SET TECHNOLOGY

         As a result of its acquisition of the capital stock of Commodore Labs, the Company acquired all patents, discoveries, technology and other intellectual property in connection with the SET process, which it later transferred to Solution effective December 1, 1996. Environmental licenses from Solution the exclusive worldwide right with the right to sublicense, to make, use, sell and exploit, itself or jointly with other third parties, for the life of all patents now or hereafter owned by Solution, the SET process and all related technology underlying such patents and intellectual property in all domestic and international commercial and industrial applications, in connection with the destruction of CFCs and other ozone-depleting substances (the "CFC Business"); provided that such license expressly limits the rights of the licensee(s) and others who may be sub-licensees or users of the Company's patents and technologies to the CFC Business.

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

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         The following documents are filed as part of this Annual Report:

                                                                                                            Page No.
                                                                                                            --------
Financial Statements.

         Independent Auditors' Report.............................................................             F-1
         Report of Independent Accountants........................................................             F-1A
         Consolidated Balance Sheets as of December 31, 1999 and 1998.............................             F-2
         Consolidated  Statements  of  Operations  and  Comprehensive  Loss for the years ended
                  December 31, 1999, 1998 and 1997................................................             F-4
         Consolidated Statements of Stockholders' Equity for the years
                  ended December 31, 1999, 1998 and 1997..........................................             F-5
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997................................................             F-8
         Notes to Consolidated Financial Statements...............................................             F-10




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

Date:  March 29, 2000             COMMODORE APPLIED TECHNOLOGIES, INC.

                                  By: /s/ JAMES M. DEANGELIS
                                      ------------------------------------------
                                          James. M. DeAngelis, Senior Vice
                                          President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Paul E. Hannesson                          Chairman of the Board and Chief           March 29, 2000
------------------------------------------     Executive Officer (principal executive
Paul E. Hannesson                              officer)


/s/ James M. DeAngelis                         Senior Vice President                     March 29, 2000
------------------------------------------     Chief Financial Officer (principal
James M. DeAngelis                             financial officer)

/s/ William E. Ingram                          Vice President and Controller             March 29, 2000
----------------------------------
William E. Ingram

/s/ Kenneth L. Adelman                         Director                                  March 29, 2000
------------------------------------------
Kenneth L. Adelman, Ph.D.

/s/ Bentley J. Blum                            Director                                  March 29, 2000
------------------------------------------
Bentley J. Blum

/s/ Herbert A. Cohen                           Director                                  March 29, 2000
------------------------------------------
Herbert A. Cohen

/s/ David L. Mitchell                          Director                                  March 29, 2000
------------------------------------------
David L. Mitchell

/s/ Edward L. Palmer                           Director                                  March 29, 2000
----------------------------------
Edward L. Palmer

/s/ William R. Toller                          Director                                  March 29, 2000
------------------------------------------
William R. Toller

Exhibits.

EXHIBIT NO.   DESCRIPTION


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

4.15 Amended Warrant to purchase 1,500,000 shares of Common Stock issued to Environmental. (15)

4.16 Certificate of Designation of 6% Series B Convertible Preferred Stock of the Company. (15)

4.17 Certificate of Designation of 6% Series C Convertible Preferred Stock of the Company. (15)

4.18 Certificate of Designation of 6% Series D Convertible Preferred Stock of the Company. (15)

4.19 Warrant to purchase shares of Common Stock of Commodore Applied Technologies, Inc. issued to The Shaar Fund Ltd. (16)

4.20          Certificate of Designation of Series E Preferred Stock. (16)

4.21 Warrant to purchase shares of Common Stock of Commodore Applied Technologies, Inc. issued to Avalon Research Group, Inc. (16)

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

10.34 Securities Purchase Agreement, dated November 4, 1999, between Commodore Applied Technologies, Inc. and The Shaar Fund Ltd. (16)

10.35 Registration Rights Agreement, dated November 4, 1999, between Commodore Applied Technologies, Inc. and the Shaar Fund Ltd. (16)

10.36 Finder's Agreement, dated August 17, 1999, between Commodore Applied Technologies, Inc. and Avalon Research Group, Inc. (16)

16.1          Letter regarding change in certifying accountant. (12)

16.2          Letter regarding change in certifying accountant. (17)

*21.1         Subsidiaries of the Company.

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

(12) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1996 (File No. 1-11871).

(13) Incorporated by reference and filed as an Exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 5, 1997 (File No. 333-41643).

(14) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 (File No. 1-11871).

(15) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 1999 (File No. 1-11871).

(16) Incorporated by reference and filed as an Exhibit to Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2000 (File No. 333-95445).

(17) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999 (File No. 1-11871).

Reports on Form 8-K:
-------------------

     On November 16, 1999, the Company filed with the SEC the Company's current report on Form 8-K, dated October 31, 1999, with respect to its announcement that the agreement and Plan of Merger, dated October 1, 1999, between Global Energy Investors, Inc., and certain other parties thereto expired by its terms on October 31, 1999. Such event was reported in Item 5 of the Form 8-K and no financial statements were included in such report.

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES

                                          CONSOLIDATED FINANCIAL STATEMENT INDEX

--------------------------------------------------------------------------------





                                                                                         PAGE

Commodore Applied Technologies Inc.

     Independent Auditors' Report                                                        F-1

     Report of Independent Accountants                                                   F-1A

     Consolidated Balance Sheet as of December 31, 1999 and 1998                         F-2

     Consolidated Statements of Operations for the years ended
       December 31, 1999, 1998 and 1997                                                  F-4

     Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 1999, 1998 and 1997                                  F-5

     Consolidated Statements of Cash Flows for the years
       ended December 31, 1999, 1998 and 1997                                            F-8

     Notes to Consolidated Financial Statements                                          F-10

                                                    INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

We have audited the consolidated balance sheet of COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                  Tanner + Co.


Salt Lake City, Utah
February 18, 2000, except Note 18 which is dated March 17, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Commodore Applied Technologies, Inc. and Subsidiaries:

In our opinion, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of Commodore Applied Technologies, Inc. and its subsidiaries at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Commodore Applied Technologies, Inc. for any period subsequent to December 31, 1998.

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


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
April 8, 1999



                                                                            F-1A

--------------------------------------------------------------------------------


                                                                    1999         1998
                                                                 ----------   ----------
              ASSETS
Current assets:
     Cash and cash equivalents (Note 2)                          $    1,797   $    1,777
     Accounts receivable, net (Notes 2, 6 and 10)                     3,552        3,142
     Notes and advances to related parties (Note 15)                    265          130
     Restricted cash and certificates of deposit (Note 2)                21           21
     Prepaid assets and other current receivables                       366          271
                                                                 ----------   ----------

                  Total current assets                                6,001        5,341

Investments and advances (Note 7)                                        --           --
Property and equipment, net (Notes 2, 8 and 10)                       2,244        2,202
Other assets (Notes 2 and 5):
     Patents and completed technology, net of accumulated
       amortization of $425 and $296, respectively                      961          977
     Goodwill, net of accumulated amortization of $831
       and $575, respectively                                         6,841        7,097
                                                                 ----------   ----------


                  Total assets                                   $   16,047   $   15,617
                                                                 ----------   ----------





--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F-2

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET

                                                      DECEMBER 31, 1999 AND 1998
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------



                                                                                       1999          1998
                                                                                   ----------    ----------
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $    1,792    $      975
     Current portion of long-term debt (Note 10)                                          200             5
     Line of credit (Note 10)                                                             948           361
     Other accrued liabilities (Note 9)                                                 2,255         2,183
                                                                                   ----------    ----------

                  Total current liabilities                                             5,195         3,524
                                                                                   ----------    ----------

Long-term debt (Note 10)                                                                  716            --
Notes payable to related parties (Note 15)                                                185           185
                                                                                   ----------    ----------

                  Total liabilities                                                     6,096         3,709

Minority interest in subsidiary (Note 5)                                                   --            --
Commitments and contingencies (Note 16)                                                    --            --
Stockholders' Equity:
     Convertible Preferred Stock, Series B, C and D, par value $.001 per share,
       6% non-cumulative dividends, 65,000 shares authorized, 0 and 51,489 share issued and outstanding, at December 31, 1999 and 1998,
       respectively (Notes 5 and 13)                                                       --            --
     Convertible Preferred Stock, Series E,  par value $0.001
       per share, aggregate liquidation value of $4,355,000, 12% cumulative dividends, 335,000 shares authorized, 335,000 shares and 0 shares issued and outstanding at December 31, 1999 and 1998,
       respectively (Notes 5 and 13)                                                       --            --
     Common Stock, par value $0.001 per share, 100,000,000
       shares authorized, 30,962,938 and 23,702,263 issued
       and outstanding, at December 31, 1999 and 1998,
       respectively                                                                        31            24
Additional paid-in capital                                                             49,350        47,329
Accumulated deficit                                                                   (39,430)      (35,445)
                                                                                   ----------    ----------

                  Total stockholders' equity                                            9,951        11,908
                                                                                   ----------    ----------


                  Total liabilities and stockholders' equity                       $   16,047    $   15,617
                                                                                   ==========    ==========



--------------------------------------------------------------------------------
                                                                             F-3

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------



                                                          1999        1998        1997
                                                       --------    --------    --------

Contract revenue (Note 2)                              $ 18,147    $ 17,470    $ 19,493
Costs and expenses:
     Cost of sales                                       16,127      15,421      16,325
     Research and development (Note 2)                    1,145       2,722       3,074
     General and administrative                           4,037       8,118      12,196
     Depreciation and amortization (Note 2)                 696       1,150       1,282
     Minority interest                                       --         300         (82)
                                                       --------    --------    --------

                  Total costs and expenses               22,005      27,711      32,795
                                                       --------    --------    --------

Loss from operations                                     (3,858)    (10,241)    (13,302)

Gain on sale of affiliate (Note 5)                           --       4,664          --
Interest income                                              39         337         745
Interest expense                                           (166)     (1,066)     (1,310)
Equity in losses of unconsolidated subsidiary                --      (2,383)     (1,827)
                                                       --------    --------    --------

Loss before income taxes and extraordinary item          (3,985)     (8,689)    (15,694)
Income tax benefit (Note 12)                                 --       1,262          --
                                                       --------    --------    --------

Net loss before extraordinary item                       (3,985)     (7,427)    (15,694)
Extraordinary item - gain on troubled debt
  restructuring, net of taxes $1,262 (Note 5)                --       1,892          --
                                                       --------    --------    --------

Net loss                                               $ (3,985)   $ (5,535)   $(15,694)
                                                       ========    ========    ========

Net loss per share before extraordinary item -
  basic and diluted                                    $   (.16)   $   (.32)   $   (.73)

Extraordinary item per share - basic and diluted             --         .08          --
                                                       --------    --------    --------

Net loss per share - basic and diluted (Note 3)        $   (.16)   $   (.24)   $   (.73)
                                                       ========    ========    ========
Number of weighted average shares outstanding            24,819      23,194      21,844
                                                       ========    ========    ========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F-4

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

--------------------------------------------------------------------------------



                                                          PREFERRED STOCK           COMMON STOCK         ADDITIONAL
                                                      -----------------------   ----------------------     PAID-IN      ACCUMULATED
                                                        SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL        DEFICIT
                                                      ----------   ----------   ----------   ----------   ----------    ----------
Balance, January 1, 1997                                      --   $       --   21,650,000   $       22   $   34,270    $  (14,216)

Gain on subsidiary's sale of Common Stock                     --           --           --           --        3,927            --

Warrants issued in connection with
  Redeemable Preferred Stock                                  --           --           --           --           25            --

Warrants issued in connection with convertible loan
  from parent                                                 --           --           --           --          660            --

Beneficial conversion feature on convertible loan
  from parent                                                 --           --           --           --          750            --

Beneficial conversion feature on Series A Preferred
  Stock                                                       --           --           --           --          216            --

Sale of Common Stock, net of $1,189 liability for
  price reset                                                 --           --      700,000            1        1,143            --

Preferred Stock dividends                                     --           --           --           --         (240)           --

Conversion of Series A Preferred Stock into
  Common Stock                                                --           --      416,334           --          790            --

Net loss                                                      --           --           --           --           --       (15,694)
                                                      ----------   ----------   ----------   ----------   ----------    ----------


--------------------------------------------------------------------------------
                                                                             F-5

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                       CONTINUED

--------------------------------------------------------------------------------





                                                               PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                                            ----------------------  ----------------------    PAID-IN    ACCUMULATED
                                                              SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL      DEFICIT
                                                            ----------  ----------  ----------  ----------  ----------   ----------

Balance, December 31, 1997                                          --          --  22,766,334          23      41,541      (29,910)

Conversion of Series A Preferred Stock into Common
  Stock                                                             --          --     336,866          --         890           --

Issuance of Common Stock to satisfy price reset liability           --          --     599,063           1       1,197           --

Preferred stock dividends                                           --          --          --          --         (14)          --

Warrant issued in connection with early paydown
  on intercompany note                                              --          --          --          --         340           --

Warrant issued in connection with loan from parent                  --          --          --          --         527           --

Change in exercise price of warrant issued in connection
  with convertible loan from parent                                 --          --          --          --         842           --

Change in exercise price of warrant issued in connection
  with debt restructuring                                           --          --          --          --           5           --

Issuance of Series B Convertible Preferred Stock
   (Notes 5 and 13)                                             20,909          --          --          --         813           --

Issuance of Series C Convertible Preferred Stock
  (Notes 5 and 13)                                              10,189          --          --          --         396           --

Issuance of Series D Convertible Preferred Stock
  (Notes 5 and 13)                                              20,391          --          --          --         792           --

Net loss                                                            --          --          --          --          --       (5,535)
                                                            ----------  ----------  ----------  ----------  ----------   ----------


--------------------------------------------------------------------------------
                                                                            F-6

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                       CONTINUED

--------------------------------------------------------------------------------



                                                          PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                                     ------------------------   -----------------------    PAID-IN      ACCUMULATED
                                                       SHARES        AMOUNT       SHARES       AMOUNT      CAPITAL        DEFICIT
                                                     ----------    ----------   ----------   ----------   ----------    ----------

Balance December 31, 1998                                51,489            --   23,702,263           24       47,329       (35,445)

Conversion of series B, C, and D preferred stock
  into common stock (Notes 5 and 13)                    (51,489)           --    7,258,533            7           (7)           --

Issuance of Series E Convertible Preferred Stock
  at redemption value (Notes 5 and 13)                  335,000            --           --           --        2,030            --

Warrants issued in connection with Series E
  Convertible Preferred Stock                                --            --           --           --           60            --

Preferred stock dividends                                    --            --           --           --          (63)           --

Exercise of stock options                                    --            --        2,142           --            1            --

Net loss                                                     --            --           --           --           --        (3,985)
                                                     ----------    ----------   ----------   ----------   ----------    ----------

Balance, December 31, 1999                              335,000    $       --   30,962,938   $       31   $   49,350    $  (39,430)
                                                     ==========    ==========   ==========   ==========   ==========    ==========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial
statements.                                                                  F-7

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------




                                                                           1999        1998        1997
                                                                         --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $ (3,985)   $ (5,535)   $(15,694)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                        696       1,150       1,282
         Loss on disposition of property and equipment                         --         601          --
         Equity in losses of unconsolidated subsidiary                         --       2,340       1,827
         Write down of investment in unconsolidated subsidiary                 --          43          --
         Provision for related party bad debt                                  --          --         814
         Minority interest in subsidiary losses                                --         300         (82)
         Amortization of debt discount                                         --         695         792
         Non-cash gain on sale of affiliate                                    --      (4,664)         --
         Non-cash gain on early extinguishment of debt                         --      (3,154)         --
         Other                                                                 --          26         135
     Changes in assets and liabilities, net of sale of subsidiary and acquisitions:
         Accounts receivable                                                 (410)        (79)      4,085
         Inventory                                                             --        (271)       (360)
         Restricted cash                                                       --         (21)         --
         Prepaid assets                                                       (95)        132         178
         Other accounts receivable                                             --          18          45
         Accounts payable and accrued liabilities                             889        (776)     (1,347)
         Other                                                                 --          19         105
                                                                         --------    --------    --------

                  Net cash used in
                  operating activities                                     (2,905)     (9,176)     (8,220)
                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment purchased or constructed                                      (353)     (2,554)     (1,409)
     Patents acquired                                                        (113)       (150)       (401)
     Purchase of Commodore Separation Technologies, Inc.,
       Commodore CFC Technologies, Inc., and CFC
       Technologies, Inc., net of cash acquired                                --          --          --
     Advances to related parties                                             (135)        (96)         --
     Increase in restricted cash                                               --          50         410
     Cash held by subsidiary at the time of sale                               --        (715)         --
     Repayment of loans to affiliate, net of advances                          --         752        (723)
     Contributions to affiliate                                                --      (2,377)     (1,000)
                                                                         --------    --------    --------

                  Net cash used in
                  investing activities                                       (601)     (5,090)     (3,123)
                                                                         --------    --------    --------


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F-8

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                       CONTINUED

--------------------------------------------------------------------------------




CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of Common Stock                                 1            --         2,341
     Proceeds from sale of Preferred Stock                          2,090            --         1,668
     Preferred stock dividends paid by subsidiary                      --          (300)         (438)
     Preferred stock dividends                                        (63)
     Proceeds from subsidiary's sale of Common
       and Preferred Stock                                             --            --        11,088
     Payments to principal shareholder                                 --        (1,328)           --
     Borrowings from principal shareholder                             --         5,450         4,000
     (Repayments)/borrowings under the line of credit                 587          (838)       (5,843)
     Borrowings on long term debt                                   1,000            --            --
     Payments on long term debt and capital leases                    (89)          (35)          (72)
     Repayment of related party accounts receivable
       and payable                                                     --           (57)         (326)
                                                               ----------    ----------    ----------

                  Net cash provided by
                  financing activities                              3,526         2,892        12,418
                                                               ----------    ----------    ----------

(Decrease) increase in cash and cash equivalents                       20       (11,374)        1,075

Cash and cash equivalents, beginning of year                        1,777        13,151        12,076
                                                               ----------    ----------    ----------

Cash and cash equivalents, end of year                         $    1,797    $    1,777    $   13,151
                                                               ==========    ==========    ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year for:

              Interest                                         $      166    $      289    $      446
                                                               ==========    ==========    ==========

              Taxes                                            $       --    $       --    $       --
                                                               ==========    ==========    ==========




--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F-9

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      DECEMBER 31, 1999 AND 1998
                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

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


                         Until September 1998, Applied was also engaged in the separation of hazardous waste through its 87% owned subsidiary, Commodore Separation Technologies, Inc. ("Separation"). Effective September 28, 1998, Applied sold its investments in Separation to Commodore Environmental Services, Inc. ("Commodore") (See Note
                         5).



--------------------------------------------------------------------------------
                                                                            F-10

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



2.   SUMMARY OF          LIQUIDITY
     SIGNIFICANT
     ACCOUNTING          The accompanying consolidated financial statements have
     POLICIES            been prepared under the assumption that Applied will
                         continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 1999, 1998 and 1997, Applied incurred losses exclusive of their gains on the sale of an affiliate and extraordinary item of $3,985, $13,353 and $15,694, respectively.
                         Applied has also experienced net cash outflows from operating activities of $2,905, $9,155 and $8,220 for the years ended December 31, 1999, 1998 and 1997, respectively. With the financing described in Note 18, The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions.

                         As described in Note 18, in March 2000 Applied completed a $2.0 million dollar financing through a private placement. Net proceeds to the Company were $1.77 million. With this additional cash, it appears Applied will be able to meet its obligations on a timely basis and continue as a going concern.

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


--------------------------------------------------------------------------------
                                                                            F-11

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



2.   SUMMARY OF          USE OF ESTIMATES
     SIGNIFICANT
     ACCOUNTING          The preparation of consolidated financial statements in
     POLICIES            conformity with generally accepted accounting
     CONTINUED           principles requires management to make estimates and
                         assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

--------------------------------------------------------------------------------
                                                                            F-12

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------


2.   SUMMARY OF          CASH AND CASH EQUIVALENTS
     SIGNIFICANT
     ACCOUNTING          Applied considers cash and highly liquid debt
     POLICIES            instruments with original maturities of three months or
     CONTINUED           less at the date of purchase to be cash equivalents.
                         Applied's investments in cash equivalents are diversified among securities with high credit ratings in accordance with Applied's investment policy.

                         RESTRICTED CASH AND CERTIFICATES OF DEPOSIT

                         Restricted cash consists of $21 held in interest bearing deposit accounts as security for closure costs on potential permitted facilities.


                         CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

                         The contract with Customer A is scheduled to end on September 30, 2000. Sales to major customers which exceeded 10 percent of net sales are as follows:


                                                       YEARS ENDED DECEMBER 31,
                                                ------------------------------------
                                                    1999         1998         1997
                                                ----------   ----------   ----------

                         Customer A             $   12,287   $   10,673   $   12,729
                         Customer B             $    3,692   $    4,061   $    3,058
                         Customer C             $    1,006   $    1,972   $    2,168



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

--------------------------------------------------------------------------------
                                                                            F-13

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



2.   SUMMARY OF          IMPAIRMENT OF LONG-LIVED ASSETS
     SIGNIFICANT
     ACCOUNTING          Applied reviews its long-lived assets for impairment
     POLICIES            whenever events or changes in circumstances indicate
     CONTINUED           that the carrying amount of the assets may not be
                         recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

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

--------------------------------------------------------------------------------
                                                                            F-14

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



2.   SUMMARY OF          INCOME TAXES
     SIGNIFICANT
     ACCOUNTING          Income taxes are determined in accordance with
     POLICIES            Statement of Financial Accounting Standards ("SFAS")
     CONTINUED           109, which requires recognition of deferred income tax
                         liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

                         RESEARCH AND DEVELOPMENT

                         Research and development expenditures are charged to operations as incurred.

                         FAIR VALUE OF FINANCIAL INSTRUMENTS

                         The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, notes receivable, cash equivalents, long term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. The fair value of these financial instruments approximate the recorded book value as of December 31, 1999 and 1998.

                         RECLASSIFICATIONS

                         Certain amounts in prior years have been reclassified to conform with the current year presentation.

--------------------------------------------------------------------------------
                                                                            F-15

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



2.   SUMMARY OF          STOCK-BASED COMPENSATION
     SIGNIFICANT
     ACCOUNTING          Compensation costs attributable to stock option and
     POLICIES            similar plans are recognized based on any difference
     CONTINUED           between the quoted market price of the stock on the
                         date of the grant over the amount the employee is required to pay to acquire the stock (in the intrinsic value method under Accounting Principles Board Opinion
                         25). SFAS 123, "Accounting for Stock-Based
                         Compensation," requires companies electing to continue to use the intrinsic value method to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Applied has adopted the disclosure only provisions of SFAS 123.

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

--------------------------------------------------------------------------------
                                                                            F-16

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------


3.   EARNINGS PER        All earnings per share amounts reflect the
     SHARE               implementation of SFAS 128 "Earnings per Share". Basic
                         earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.
                         Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.


                                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                    1999          1998          1997
                                                ----------    ----------    ----------

Net loss before extraordinary item              $   (3,985)   $   (7,427)   $  (15,694)
Preferred stock dividends                              (63)          (14)         (240)
Dividends on Series A Preferred Stock
  (not declared)                                        --            --           (26)
                                                ----------    ----------    ----------

Net loss applicable to common
  shareholders before extraordinary item            (4,048)       (7,441)      (15,960)

Extraordinary item - gain on troubled
  debt restructuring                                    --         1,892            --
                                                ----------    ----------    ----------

Net loss available to common
  shareholders                                  $   (4,048)   $   (5,549)   $  (15,960)
                                                ==========    ==========    ==========



--------------------------------------------------------------------------------
                                                                            F-17

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



3.   EARNINGS            Weighted average common shares
     PER SHARE             outstanding (basic)                         24,819,000        23,194,000        21,844,000
     CONTINUED           Series A Convertible Preferred Stock
                           (Note 13)                                           --                --               (*)
                         Series B Convertible Preferred Stock
                           (Note 13)                                           --               (*)                --
                         Series C Convertible Preferred Stock
                           (Note 13)                                           --               (*)                --
                         Series D Convertible Preferred Stock
                           (Note 13)                                           --               (*)                --
                         Series E Convertible Preferred Stock
                           (Note 13)                                          (*)
                         Employee Stock Options (Note 14)                     (*)               (*)               (*)
                         Warrants issued in connection with
                           various transactions (Note 14)                     (*)               (*)               (*)
                                                                   --------------    --------------    --------------

                         Weighted average common shares
                           outstanding (diluted)                       24,819,000        23,194,000        21,844,000
                                                                   ==============    ==============    ==============

                         Net loss per share before extraordinary
                           item - basic and diluted                $         (.16)   $         (.32)   $         (.73)

                         Extraordinary item per share -
                           basic and diluted                                   --               .08                --
                                                                   --------------    --------------    --------------

                         Net loss per share - basic and diluted    $         (.16)   $         (.24)   $         (.73)
                                                                   ==============    ==============    ==============


                         (*) Due to Applied's loss from continuing operations in 1999, 1998 and 1997, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

--------------------------------------------------------------------------------
                                                                            F-18

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

4.   SEGMENT             Using the guidelines set forth in SFAS No. 131,
     INFORMATION         "Disclosures About Segments of an Enterprise and
                         Related Information," Applied has identified three reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Advanced Sciences ("CASI"), which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis; Solution, which is developing and constructing equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia; and through September 28, 1998, Separation, which provides water and contaminant separation by use of a patented process. Common overhead costs are allocated between segments based on a record of time spent by executives. Applied evaluates segment performance based on the segment's net income
                         (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following table. Effective September 28, 1998,
                         Applied sold its investment in Separation to Commodore, and accordingly, the summarized information for Separation is only included through the date of sale.

--------------------------------------------------------------------------------
                                                                            F-19

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



     1999                                                                     CORPORATE
                                                                              OVERHEAD
                                      TOTAL         CASI       SOLUTION       & OTHER
                                   ----------    ----------    ----------    ----------

Revenue                            $   18,147    $   17,973    $      174    $       --

Costs and expenses:
   Cost of sales                       16,127        15,865           262            --
   Research and development             1,145            --         1,145            --
   General and administrative           4,037         1,428           175         2,434
   Depreciation and
     amortization                         696            64           247           385
   Minority interest                       --            --            --            --
                                   ----------    ----------    ----------    ----------

     Total costs and expenses          22,005        17,357         1,829         2,819
                                   ----------    ----------    ----------    ----------

Income (loss) from operations          (3,858)          616        (1,655)       (2,819)

Interest income                            39            --            --            39
Interest expense                         (166)         (103)          (63)           --
Equity in losses of
  unconsolidated subsidiary                --            --            --            --
Income taxes                               --            --            --            --
                                   ----------    ----------    ----------    ----------

Net income (loss)                  $   (3,985)   $      513    $   (1,718)   $   (2,780)
                                   ==========    ==========    ==========    ==========

Total assets                       $   16,047    $    4,108    $    2,035    $   11,713
                                   ==========    ==========    ==========    ==========

Expenditures for long-lived
  assets                           $      353    $       12    $      337    $        4
                                   ==========    ==========    ==========    ==========


--------------------------------------------------------------------------------
                                                                            F-20

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



     1998                                                           SEPARATION
                                                                     (THROUGH                       CORPORATE
                                                                   SEPTEMBER 28,                     OVERHEAD
                                       TOTAL          CASI             1998)        SOLUTION         & OTHER
                                   ------------    ------------    ------------    ------------    ------------

Revenue                            $     17,470    $     17,346    $         18    $         --    $        106

Costs and expenses:
   Cost of sales                         15,421          14,986              --             375              60
   Research and development               2,722              --           1,169           1,320             233
   General and administrative             8,188           1,835           1,896             440           3,947
   Depreciation and
     amortization                         1,150             103             287             422             338
   Minority interest                        300              --             300              --              --
                                   ------------    ------------    ------------    ------------    ------------

     Total costs and expenses            27,711          16,924           3,652           2,557           4,578
                                   ------------    ------------    ------------    ------------    ------------

Income (loss) from operations           (10,241)            422          (3,634)         (2,557)         (4,472)

Gain on sale of affiliate                 4,664              --              --              --           4,664
Interest income                             337               1              94              --             242
Interest expense                         (1,066)           (125)             --              --            (941)
Equity in losses of
  unconsolidated subsidiary              (2,383)             --              --              --          (2,383)
Income tax benefit                       (1,262)             --              --              --           1,262
                                   ------------    ------------    ------------    ------------    ------------

Income (loss) before
 extraordinary item                      (7,427)            298          (3,540)         (2,557)         (1,628)
Extraordinary item - gain on
 troubled debt restructuring              1,892              --              --              --           1,892
                                   ------------    ------------    ------------    ------------    ------------

Net (loss) income                  $     (5,535)   $        298    $     (3,540)   $     (2,557)   $        264
                                   ============    ============    ============    ============    ============

Total assets                       $     15,617    $      3,506               $    $-     1,932    $     10,179
                                   ============    ============    ============    ============    ============

Expenditures for long-lived
  assets                           $      2,704    $        135    $        762    $      1,669    $        138
                                   ============    ============    ============    ============    ============


--------------------------------------------------------------------------------
                                                                            F-21

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------


     1997                                                                                           CORPORATE
                                                                                                     OVERHEAD
                                       TOTAL           CASI         SEPARATION       SOLUTION        & OTHER
                                   ------------    ------------    ------------    ------------    ------------

Revenue                            $     19,493    $     19,468    $         --    $         --    $         25

Costs and expenses:
   Cost of sales                         16,325          15,763              --             358             154
   Research and development               3,074              --           1,440           1,189             495
   General and administrative            12,196           3,019           3,697           1,766           3,714
   Depreciation and
     amortization                         1,282             103             233             567             379
   Minority interest                        (82)             --              --              --             (82)
                                   ------------    ------------    ------------    ------------    ------------

     Total costs and expenses            32,795          18,885           5,370           3,880           4,660
                                   ------------    ------------    ------------    ------------    ------------

Income (loss) from operations           (13,302)            583          (5,370)         (3,880)         (4,635)

Interest income                             745              --             294              32             419
Interest expense                         (1,310)           (437)             (8)             --            (865)
Equity in losses of
  unconsolidated subsidiary              (1,827)             --              --              --          (1,827)
Income taxes                                 --              --              --              --              --
                                   ------------    ------------    ------------    ------------    ------------

Net income (loss)                  $    (15,694)   $        146    $     (5,084)   $     (3,848)   $     (6,908)
                                   ============    ============    ============    ============    ============

Total assets                       $     29,696    $      3,916    $      6,396    $        984    $     18,400
                                   ============    ============    ============    ============    ============

Expenditures for long-lived
  assets                           $      1,810    $         --    $      1,226    $        427    $        157
                                   ============    ============    ============    ============    ============



--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         1999
     TRANSACTIONS
                         SERIES E CONVERTIBLE PREFERRED STOCK

                         In November 1999, Applied completed $2.5 million in financing through a private placement. The Company issued 335,000 shares of a new Series E Convertible Preferred Stock, convertible into the Company's common stock at the market price, after April 30, 2000 and up through April 30, 2003 at which time it automatically converts to the Company's common stock. The Series E Convertible Preferred Stock has a variable rate dividend averaging 8.15% over the term of the securities. The Company reserved the right to redeem all of the Series E preferred stock on or before April 30, 2000 by payment of $2,800 plus any accrued dividends.

                         The Series E Convertible Preferred Stock has a liquidation preference of $10 per share. In addition, the Company issued warrants to purchase 572,500 shares of common stock at a purchase price equal to 110% of the market price on the date of closing ($1.20). These warrants expire on November 4, 2004.

                         The entry to record this transaction is as follows:


                         Cash                                $    2,500
                         Commission and buyer's legal cost         (410)
                         Value assigned to warrants                 (60)
                                                             ----------

                                                             $    2,030
                                                             ==========

                         1998

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

--------------------------------------------------------------------------------
                                                                            F-23

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         INTERCOMPANY NOTE - CONTINUED
     TRANSACTIONS
     CONTINUED           In connection with the loan, Applied amended a
                         five-year warrant to purchase 7,500,000 shares of Applied Common Stock issued to Commodore on December 2,
                         1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, Applied issued to Commodore an additional five-year warrant to purchase 1,500,000 shares of Applied at an exercise price of $10.00 per share. The new warrant and the modification of the existing warrant issued in connection with this transaction were valued at $1,369 in the aggregate and recorded as additional paid-in capital. Through the date of the extinguishment of this note, the discount associated with this allocation was being recognized using the effective interest rate method over the term of the loan. Amortization of the discount for 1998 was $542.

                         As of September 28, 1998, the balance and carrying values of the 1997 (described in succeeding paragraphs) and 1998 Intercompany Notes were as follows:

                                                         1997        1998
                                                         NOTE        NOTE         TOTAL
                                                       -------      -------      -------
                              Principal balance        $ 2,000      $ 4,622      $ 6,622
                              Accrued interest              40           94          134
                                                       -------      -------      -------

                              Total face value           2,040        4,716        6,756

                              Unamortized discount        (269)        (827)      (1,096)
                                                       -------      -------      -------

                              Carrying value           $ 1,771      $ 3,889      $ 5,660
                                                       =======      =======      =======


--------------------------------------------------------------------------------
                                                                            F-24

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         On September 28, 1998, Applied repaid all amounts owed
     TRANSACTIONS        to Commodore by exchanging i) its 87% interest in the
     CONTINUED           Common Stock of Separation, ii) 20,909 shares of newly
                         created Series B Convertible Preferred Stock, iii)
                         10,189 shares of newly created Series C Convertible
                         Preferred Stock, iv) 20,391 shares of newly created
                         Series D Convertible Preferred Stock, v) a $357 receivable from Separation and vi) a modification of the new warrants granted in connection with the 1998
                         Intercompany Notes reducing the exercise price to $1.50. The value of the consideration given was less than the carrying amount of the Intercompany Notes.
                         Accordingly, a $3,154 gain on troubled debt restructuring was recognized as follows:

                              Carrying value of Intercompany Notes              $ 5,660
                                                                                -------
                              Value of 87% interest in a receivable
                                from Separation                                     500
                              Value of Series B Convertible Preferred Stock         813
                              Value of Series C Convertible Preferred Stock         396
                              Value of Series D Convertible Preferred Stock         792
                              Value of modification warrant                           5
                                                                                -------
                              Value of consideration given                       (2,506)
                                                                                -------

                              Gain on troubled debt restructuring               $ 3,154
                                                                                =======

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


--------------------------------------------------------------------------------
                                                                            F-25

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         1997
     TRANSACTIONS
     CONTINUED           REDEEMABLE PREFERRED STOCK (SERIES A PREFERRED STOCK)

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

                         After cash transaction costs of $132, Applied received net proceeds of $1,668 from the sale of the Series A Preferred Stock. Of this total, $25 was allocated to paid-in capital related to warrants issued to the placement agent in connection with the transaction and $216 was recorded as paid-in capital related to the beneficial conversion feature. The remaining $1,427 was recorded as mandatorily redeemable preferred stock. The $216 beneficial conversion feature was charged to income available to common shareholders over the earliest possible conversion period of five months.


--------------------------------------------------------------------------------
                                                                            F-26

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         REDEEMABLE PREFERRED STOCK (SERIES A PREFERRED STOCK) -
     TRANSACTIONS        CONTINUED
     CONTINUED
                         In December 1997, stockholders owning 8,400 shares of the Series A Preferred Stock elected to convert their shares to Common Stock based upon conversion prices ranging from $2.00 to $2.29 per share. At the time of conversion, Applied recorded $24 of preferred dividends related to the accumulated and unpaid dividends on shares converted. The conversions resulted in the issuance of 416,000 new shares of Common Stock valued at $790, the carrying value of the underlying Preferred
                         Stock at the time of conversion.

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


--------------------------------------------------------------------------------
                                                                            F-27

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         Applied recorded the $750 value of the beneficial
     TRANSACTIONS        conversion feature as additional paid-in capital,
     CONTINUED           offset by an immediate recognition of the $750 as
                         interest expense. The warrants issued in connection with this transaction were valued at $660 in the aggregate and recorded as additional paid-in capital.
                         Through the date of extinguishment, the original issue discount associated with this allocation was recognized using the effective interest rate method over the term of the loan. Amortization of this discount for 1998 and 1997 totaled $19 and $42, respectively.


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


--------------------------------------------------------------------------------
                                                                            F-28

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         COMMODORE SEPARATION TECHNOLOGIES, INC.
     TRANSACTIONS
     CONTINUED           On December 2, 1996 Applied purchased Separation,
                         Commodore CFC Technologies, Inc. ("CCFC") and CFC
                         Technologies, Inc. ("CFC") from Commodore for $5,400, consisting of $3,000 in cash and warrants to purchase
                         7,500,000 shares of Applied's Common Stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. These warrants were amended in February 1998 (see 1998 Intercompany Note). The acquisition was accounted for as a transaction between entities under common control. Applied recorded its investment in Separation, CFC and CCFC as $753, equal to Commodore's historical basis in these subsidiaries.
                         The difference between this amount and the $5,400 paid to Commodore was recorded as a direct reduction in the paid-in capital of Applied.

                         In April 1997, Separation completed an initial public offering of its Common and Preferred equity securities from which it received net proceeds of approximately $6,109 and $4,978, respectively. This offering reduced Applied's equity ownership in Separation from 100 percent to 87 percent. Applied's $3,927 gain on this transaction was recorded as additional paid-in capital.

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


--------------------------------------------------------------------------------
                                                                            F-29

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

6.   RECEIVABLES         The components of Applied's trade receivables are as
                         follows as of December 31, 1999 and 1998:


                                                                             1999        1998
                                                                           -------     -------
                          Contract receivables:
                            Amounts billed                                 $ 3,637     $ 3,132
                            Retainages                                          25         142
                            Unrecovered costs and estimated
                               profits subject to future negotiation -
                               not billed                                        8         (14)
                                                                           -------     -------

                                                                             3,670       3,260

                          Less:  Allowance for doubtful accounts
                            and potential disallowances                        118         118
                                                                           -------     -------

                                        Total receivables - net            $ 3,552     $ 3,142
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


--------------------------------------------------------------------------------
                                                                            F-30

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

7.   OTHER               On August 6, 1996, Applied and Teledyne Environmental,
     INVESTMENTS         Inc. formed a joint venture named Teledyne-Commodore,
                         LLC ("the LLC") and signed a licensing agreement for one of Applied's patented remediation technologies. The
                         LLC was funded by a capital contribution of $1,000 in cash from each of Teledyne and Applied on October 1, 1996. Further capital contributions are required only when the Board of Members determines additional contributions are necessary or advisable. In February
                         1997 and pursuant to the agreement, Applied contributed an additional $1,000 to the LLC. In 1998, Applied contributed an additional $2,581 to the LLC. Applied recognized a liability for $176 at December 31, 1999 to properly record a capital contribution made in January
                         2000. This investment is accounted for under the equity method.

                         Summarized information of the LLC's net assets and results of operations was as follows at December 31, 1999, 1998 and 1997:

                                                                         1999         1998         1997
                                                                       -------      -------      -------
                           Current assets                              $ 1,988      $ 2,049      $ 1,701
                           Non-current assets                              903        1,549        1,312
                           Current liabilities                           2,679        3,873        1,771
                           Revenues                                         35        1,788          510
                           Expenses                                      1,108        6,467        4,163

                           Investment in LLC:
                                Opening balance                        $    --      $   554      $   658
                                Capital contribution                       176        2,581        1,000
                                Advances to LLC, net of repayments          --         (752)         723
                                Loss reserve                              (176)         (43)          --
                                Equity in net loss                          --       (2,340)      (1,827)
                                                                       -------      -------      -------

                                             Net amount                $    --      $    --      $   554
                                                                       =======      =======      =======


--------------------------------------------------------------------------------
                                                                            F-31

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



7.   OTHER               Due to uncertainties over the success of various claims
     INVESTMENTS         made by the LLC against various government agencies,
     CONTINUED           Applied recorded a reserve of $43 in the fourth quarter
                         of 1998 to reduce its investment to $0 at December 31, 1998. Applied committed to invest $176 in 1999 to cover expenses by the LLC. Due to the uncertainty of recovering this investment, Applied fully reserved for this investment in 1999. Applied did not record its equity in the losses of the LLC in 1999 as the LLC agreement states that members of the LLC can only be asked to fund approved capital calls and Applied has no obligation to fund these 1999 losses.


8.   PROPERTY AND        Property and equipment consist of the following:
     EQUIPMENT

                                                                    AVERAGE        DECEMBER 31
                                                                  USEFUL LIFE    1999        1998
                                                                  -----------   ------      ------
                            Machinery and equipment                   10        $1,010      $1,119
                            Furniture and fixtures                     5            64          61
                            Computer equipment                         4           476         359
                            Leasehold improvements                     5            44          44
                            Equipment construction in progress                   1,550       1,208
                                                                                ------      ------

                                                                                 3,144       2,791

                            Less:  accumulated depreciation
                              and amortization                                     900         589
                                                                                ------      ------

                                 Total property and equipment                   $2,244      $2,202
                                                                                ======      ======

                         Substantially all property and equipment is pledged to collateralize its line-of-credit term loan (see Note
                         10).


--------------------------------------------------------------------------------
                                                                            F-32

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

9.   OTHER               Other accrued liabilities consist of the following:
     ACCRUED
     LIABILITIES

                                                                   1999       1998
                                                                  ------     ------
                           Compensation and employee benefits     $  668     $  718
                           Severance Payments                        171        486
                           Loss reserve                              357        405
                           Accrued compensation                      325         --
                           Other                                     734        574
                                                                  ------     ------

                                                                  $2,255     $2,183
                                                                  ======     ======

10.  LINE OF             At December 31, 1999 and 1998, CASI had a $948 and $361
     CREDIT AND          outstanding balance, respectively, on various revolving
     TERM LOAN           lines of credit. In August 1998 CASI refinanced their
                         line of credit. The line of credit is not to exceed 75% of eligible receivables or $2,000 and is due August 4, 2000 with interest payable monthly at prime plus 1.5 percent (10.0 percent as of December 31, 1999). The credit line is collateralized by the assets of CASI and is guaranteed by Applied. The line of credit contains certain financial covenants and restrictions including minimum ratios that CASI must satisfy.


--------------------------------------------------------------------------------
                                                                            F-33

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

10.  LINE OF             This line of credit was amended July 15, 1999 to
     CREDIT AND          include a promissory note of $1,000,000 secured by
     TERM LOAN           substantially all the property and equipment of the
     CONTINUED           Company. This increased the total facility to a maximum
                         of $3,000,000, including $2,000,000 revolving credit loans and the $1,000,000 1999 term loan. The term loan is payable at $16,667 per month plus interest. The term loan has the following scheduled maturities:


                              YEAR                        AMOUNT
                              ----                        ------
                              2000                        $ 200
                              2001                          200
                              2002                          200
                              2003                          200
                              2004                          116
                                                          -----

                                                            916
Less current portion of long-term debt                     (200)
                                                          -----

                                                          $ 716
                                                          =====


11.  NON-CASH            1999
     INVESTING
     AND                 In 1999, 51,489 shares of Series B, C and D Preferred
     FINANCING           Stock held by Commodore with an aggregate value of
     ACTIVITIES          $2,001 were converted into common stock (Note 5).

                         1998

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


--------------------------------------------------------------------------------
                                                                            F-34

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

11.  NON-CASH            1998 - CONTINUED
     INVESTING
     AND                 In September 1998, Applied repaid Intercompany Notes
     FINANCING           with a carrying value of $5,660 through the exchange of
     ACTIVITIES          87% interest in the Common Stock of Separation and
     CONTINUED           receivable from Separation with a value of $500,
                         issuance of Preferred Stock with a value of $2,001 and modification of a warrant with a value of $5 (Note 5).

                         In October 1998, Applied satisfied a price reset liability with an aggregate balance of $1,198, recorded as an accrued liability at December 31, 1997, through the issuance of additional shares of Common Stock Note
                         5).

                         In 1998, 9,600 shares of Series A Preferred Stock with an aggregate value of $876 were converted into Common Stock (Note 5).


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

                         In September 1997, Commodore provided a $4,000 loan to Applied. In connection with the loan, Applied issued a new warrant valued at $660 in the aggregate which was recorded as additional paid-in capital. In addition, Applied recorded $750 in connection with a beneficial conversion feature of the loan as additional paid-in capital, offset by an immediate recognition of the $750 as interest expense (Note 5).

                         In October 1997, Applied sold 700,000 shares of Common Stock that included a price reset feature. The aggregate price reset liability of $1,198 was recorded as an adjustment to the original purchase price and an accrued liability (Note 5).


--------------------------------------------------------------------------------
                                                                            F-35

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------


12.  INCOME TAXES        Applied provides for deferred income taxes on temporary
                         differences which represent tax effects of transactions reported for tax purposes In periods different than for book purposes.

                         The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                      1999         1998         1997
                                                                    -------      -------      -------
                           Current tax benefit                      $(1,594)     $(4,244)     $(6,136)
                           Deferred tax expense                       1,594        2,982        6,136
                                                                    -------      -------      -------

                           Provision (benefit) for income taxes
                             before extraordinary item                   --       (1,262)          --

                           Tax from extraordinary item                   --        1,262           --
                                                                    -------      -------      -------

                           Provision (benefit) for income taxes     $    --      $    --      $    --
                                                                    =======      =======      =======

                         The provision for income taxes for the year ended December 31 results in an effective tax rate which differs from federal income tax rates as follows:

                                                                  1999         1998         1997
                                                                -------      -------      -------
                           Expected tax benefit at federal
                             statutory rate                     $(1,355)     $(1,882)     $(5,336)
                           State income tax benefit, net of
                             federal income tax benefit            (239)        (332)        (942)
                           Loss on sale of subsidiary                --       (2,866)          --
                           Loss of NOLs in connection with
                             sale of affiliate                       --        3,689           --
                           Change in valuation allowance          1,594          476        5,694
                           Interest accretion                        --          796           86
                           Beneficial conversion                     --           --          300
                           Other                                     --          119          198
                                                                -------      -------      -------

                                    Income tax benefit          $    --      $    --      $    --
                                                                =======      =======      =======


--------------------------------------------------------------------------------
                                                                            F-36

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

12.  INCOME TAXES        The components of the net deferred tax as of December
     CONTINUED           31, are as follows:


                                                                            1999         1998          1997
                                                                          -------      --------      --------
                           Components of current deferred taxes, net:
                                Reserve for uncollectable
                                  receivables and potential
                                  disallowances                           $    --      $    480      $    492
                                Net operating loss carryforward            14,394        12,254        11,700
                                In process technology                         837           903           969
                                                                          -------       -------      --------

                                                                           15,231        13,637        13,161

                           Valuation allowance                            (15,231)      (13,637)      (13,161)
                                                                          -------       -------      --------

                                    Net deferred taxes                    $    --      $     --      $     --
                                                                          =======      ========      ========

                         Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 1999, 1998 and 1997, Applied has established a valuation allowance for the entire amount of net deferred tax assets.

                         Applied has net operating loss ("NOL") carryforwards at December 31, 1999 of approximately $36,000 which expire in years 2000 through 2018. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.

13.  STOCKHOLDERS'       In 1997, Applied amended its Certificate of
     EQUITY              Incorporation authorizing up to 10,000,000 shares of
                         Preferred Stock, $.001 par value and increasing authorized shares of Common Stock from 50,000,000 to 75,000,000. The certificate of Incorporation was again amended in 1999, increasing authorized shares of common stock from 75,000,000 to 100,000,000.

--------------------------------------------------------------------------------
                                                                            F-37

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

13.  STOCKHOLDERS'       CONVERTIBLE PREFERRED STOCK
     EQUITY
     CONTINUED           Effective September 28, 1998, Applied authorized and
                         issued three new series of Preferred Stock. Series B, C and D Preferred Stock were authorized up to 25,000, 15,000 and 25,000 shares, respectively, all at $.001 par value.

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

                         The Series B, C and D Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion rate of 142.9 shares of Common Stock for each share of Series B and D Convertible Preferred Stock and 133.3 shares of Common Stock for each share of Series C Convertible Preferred Stock (an effective conversion price of $.70 and $.75 per share of Common Stock, respectively). The conversion price is subject to adjustment under certain circumstances, including Applied taking action to change the number of Common Shares outstanding, such as declaring a stock dividend.

                         In November 1999, all of the Series B, C and D Preferred Stock was converted into 7,258,533 shares of common stock.

                         Effective November 4, 1999, Applied issued 335,000 shares of Series E convertible preferred stock with a stated value of $10 per share. This stock carries a divided rate of 12% per annum through April 30, 2000 and thereafter 5% per annum. In addition there is a special dividend at the rate of 7.5% per annum which will accrue commencing on May 1, 2000, payable on May 1, 2001. The special dividend will not be paid on any Series E preferred share that is converted to common stock on or before April 30, 2001.


--------------------------------------------------------------------------------
                                                                            F-38

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

13.  STOCKHOLDERS'       CONVERTIBLE PREFERRED STOCK - CONTINUED
     EQUITY
     CONTINUED           The Series E convertible preferred stock is convertible
                         into common stock at any time following April 30, 2000 at a conversion price equal to the arithmetic mean of the closing prices of our common stock as reported in the American Stock Exchange for the ten trading days immediately preceding the date of conversion.

                         The holders of Convertible Preferred Stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the Convertible Preferred Stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. Upon liquidation, dissolution or winding up of Applied, holders of Series E Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $10.00 per share before any distribution to holders of the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock.


14.  STOCK OPTIONS       Applied has adopted the intrinsic value method of
     AND STOCK           accounting for stock options and warrants under APB 25
     WARRANTS            with footnote disclosures of the pro forma effects as
                         if the FAS 123 fair value method had been adopted.

                         Had compensation expense for Applied's employee stock options been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS 123, Applied's net loss per share would have been increased to the pro forma amounts indicated below:

                                                               1999         1998       1997
                                                             -------     -------     --------
                            Net loss - as reported           $(3,985)    $(5,535)    $(15,694)
                            Net loss - pro forma             $(6,335)    $(7,931)    $(17,742)
                            Loss per share - as reported     $ (0.16)    $  (.24)       (0.73)
                            Loss per share - pro forma       $ (0.26)    $  (.34)       (0.82)

--------------------------------------------------------------------------------
                                                                            F-39

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

14.  STOCK OPTIONS       FAS 123 requires stock options to be valued using an
     AND STOCK           approach such as the Black-Scholes option pricing
     WARRANTS            model. The Black-Scholes model calculates the fair
     CONTINUED           value of the grant based upon the following assumptions
                         about the underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is 60 percent, the expected risk-free rate of return is 4.6 -
                         6.5 percent, calculated as the rate offered on U.S.
                         Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.


                         STOCK OPTIONS

                         In December 1998, Applied adopted its 1998 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of Applied can receive non-qualified stock options to purchase up to an aggregate 5,000,000 shares of Applied's Common Stock. Exercise prices applicable to stock options issued under this Plan represent no less than 100% of the fair value of the underlying common stock as of the date of grant. Stock options granted under the plan may vest immediately or for any period up to five years.

                         Applied amended stock options to purchase 1,826,234 shares granted under the 1996 Stock Option Plan to extend the term to 10 years and to change the exercise price to $.44, 100% of the fair market value of Applied's on the date of the amendment.


--------------------------------------------------------------------------------
                                                                            F-40

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

14.  STOCK OPTIONS       A summary of the status of options granted under the
     AND STOCK           Plan as of December 31, 1999 and 1998 and changes
     WARRANTS            during the periods then ended is presented below:
     CONTINUED

                                                              1999                  1998                   1997
                                                      --------------------  ---------------------   --------------------
                                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                                   AVERAGE                AVERAGE                AVERAGE
                                                                  EXERCISE               EXERCISE               EXERCISE
                                                        SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                                                      ---------   --------  ----------   --------   ---------   --------
                           Options outstanding -
                             beginning of year        4,155,012   $  1.08    2,912,375    $ 6.06    1,994,875    $ 6.22
                           Granted                    3,259,323      0.56    3,901,371      0.59    1,570,000      6.29
                           Exercised                     (2,142)     0.44           --        --           --        --
                           Forfeited                   (242,396)     4.86           --        --     (242,500)     6.19
                           Rescinded                         --             (2,658,734)     5.83     (410,000)     8.03
                                                      ---------             ----------              ---------

                           Options outstanding -
                             end of year              7,169,797      0.61    4,155,012      1.08    2,912,375      6.06
                                                      =========             ==========              =========

                         The following table summarizes information about employee stock options outstanding at December 31, 1999:

                                                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                              -------------------------------------   -----------------------
                                                               WEIGHTED
                                                               AVERAGE     WEIGHTED                  WEIGHTED
                              RANGE OF                        REMAINING     AVERAGE                   AVERAGE
                            EXERCISABLE         NUMBER       CONTRACTUAL   EXERCISE     NUMBER       EXERCISE
                               PRICES         OUTSTANDING       LIFE         PRICE    EXERCISABLE      PRICE
                           --------------     -----------    -----------   --------   -----------    --------
                           $ 0.25 - $0.44      3,520,474        9 years      $ 0.44    2,320,117      $ 0.44
                           $ 0.50 - $0.50      2,400,000      3.58 years     $ 0.50           --      $ 0.50
                           $ 0.63 - $1.44        891,948        9 years      $ 0.72      818,390      $ 0.69
                           $ 2.00 - $6.00        357,375      6.92 years     $ 4.92      337,375      $ 5.03
                                               ---------                               ---------
                                               7,169,797                     $ 0.61    3,475,882      $ 0.94
                                               =========                               =========


--------------------------------------------------------------------------------
                                                                            F-41

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

14.  STOCK OPTIONS       STOCK WARRANTS
     AND STOCK
     WARRANTS            Outstanding warrants (vested and not vested) at
     CONTINUED           December 31, 1999 are as follows:

                               GRANTED                              NUMBER OF   CURRENT
                               1997 AND      GRANTED     GRANTED     WARRANTS   EXERCISE    EXPIRATION
                                PRIOR         1998        1999         1999      PRICE         DATE
                              ----------    ---------   ---------   ----------  --------  --------------
                                 500,000           --          --      500,000  $ 7.20    August 2001
                               5,750,000           --   2,547,959    8,297,959    5.82    June 2001
                                 500,000           --          --      500,000   13.86    August 2001
                               7,500,000           --   3,405,444   10,905,444    6.88    December 2003
                                  19,407           --          --       19,407    5.80    August 2002
                                  60,000           --          --       60,000    3.68    September 2002
                               1,000,000           --     356,092    1,356,092    3.71    August 2002
                                  60,000           --          --       60,000    5.00    November 2000
                                      --      514,000     148,267      662,267    3.49    March 2003
                                      --    1,500,000     266,861    1,766,861    1.27    February 2004
                                      --           --     312,500      312,500    1.20    November 2004
                                      --           --     250,000      250,000    1.20    November 2004
                              ----------    ---------   ---------   ----------

                              15,389,407    2,014,000   7,287,123   24,690,530
                              ==========    =========   =========   ==========


                         There were no warrants exercised in 1999, 1998 or 1997. As of December 31, 1999 and 1998, 23,861,169 and
                         17,403,407, respectively, warrants were exercisable.


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


--------------------------------------------------------------------------------
                                                                            F-42

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

15.  RELATED PARTY       CASI had a lease agreement with its Chairman under
     TRANSACTIONS        which CASI utilizes certain real estate for business
     CONTINUED           purposes. Rent of approximately $11 was paid for the
                         year ended December 31, 1997. No rent was paid in 1998 or 1999.

                         The Company has receivables from entities under common control of $265 and $130 at December 31, 1999 and 1998, respectively. The Company also has payables to related parties of $165 at December 31, 1999 and 1998.

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

16.  COMMITMENTS         OPERATING LEASES
     AND
     CONTINGENCIES       Applied and its subsidiaries are committed under non
                         cancelable operating leases for office space and other equipment. Future obligations under the leases are as follows:

                             2000                                     $      244
                             2001                                            149
                             2002                                              5
                                                                      ----------
                                                                      $      398
                                                                      ==========

                         Rent expense approximated $332, $502 and $767 in 1999, 1998 and 1997, respectively.


--------------------------------------------------------------------------------
                                                                            F-43

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

16.  COMMITMENTS         EXECUTIVE BONUS PLAN
     AND
     CONTINGENCIES       Applied has a five-year Executive Bonus Plan (the
     CONTINUED           "Bonus Plan") under which a number of executives and
                         employees of Applied are entitled to formula bonuses.
                         Applied paid $622 of 1997 executive bonuses in January
                         1998. No bonuses are accrued at December 31, 1999 and 1998.

                         LITIGATION

                         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

                         U.S. DEPARTMENT OF LABOR PENALTIES

                         CASI has been notified by the U.S. Department of Labor that it is being assessed penalties totaling $100,000 for failing to file reports of an independent qualified public accountant for its 401(k) salary deferral trust and Plan Annual Reports for 1996 and 1997. These reports have since been filed. The delay was the result of numerous problems with the Plan's former record keeper. The Company hopes to settle these penalties for less than the assessed amounts and/or recover the amounts from the previous record keeper.

17.  401(K)              The Company has adopted a 401(K) savings plan for all
     SAVINGS PLAN        employees who qualify as to age and service. The
                         Company made annual contributions to the plan of approximately $91,000, $108,000 and $37,000 during the years ended December 31, 1999, 1998 and 1997, respectively.


--------------------------------------------------------------------------------
                                                                            F-44

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------


18.  SUBSEQUENT          In March 2000, Applied completed $2.0 million in
     EVENT               financing through private placement. The Company issued
                         266,700 shares of a new Series F Convertible Preferred
                         Stock, Convertible into the Company's common stock at any time on or after September 30, 2000. On Conversion the investor will receive for each converted preferred share the greater number of Company common shares as determined by (1) the face per share ($10) plus accrued dividend divided by the average of the closing prices over a ten consecutive trading day period ending on the Trading day immediately preceding the Conversion date, or (2) $7.50 (the cash invested for each preferred share) divided by $1.93875.

                         The Series F convertible preferred stock has a liquidation preference of $10, per share. In addition, the Company issued warrants to purchase 250,000 shares of common stock at $1.93875 per share. This warrant expires on March 16, 2005.

                         The Series F convertible preferred stock has an annual dividend rate of 12% through September 30, 2000 and 5% thereafter, paid quarterly. Transaction costs totaled $230 resulting in net proceeds to the Company of $1.77 million.

--------------------------------------------------------------------------------
                                                                            F-45

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

4.15 Amended Warrant to purchase 1,500,000 shares of Common Stock issued to Environmental. (15)

4.16          Certificate of Designation of 6% Series B Convertible Preferred
              Stock of the Company. (15)

4.17          Certificate of Designation of 6% Series C Convertible Preferred
              Stock of the Company. (15)

4.18          Certificate of Designation of 6% Series D Convertible Preferred
              Stock of the Company. (15)

4.19          Warrant to purchase shares of Common Stock of Commodore Applied
              Technologies, Inc. issued to The Shaar Fund Ltd. (16)

4.20          Certificate of Designation of Series E Preferred Stock. (16)

4.21          Warrant to purchase shares of Common Stock of Commodore Applied
              Technologies, Inc. issued to Avalon Research Group, Inc. (16)

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

10.34         Securities Purchase Agreement, dated November 4, 1999, between
              Commodore Applied Technologies, Inc. and The Shaar Fund Ltd. (16)

10.35         Registration Rights Agreement, dated November 4, 1999, between
              Commodore Applied Technologies, Inc. and the Shaar Fund Ltd. (16)

10.36         Finder's Agreement, dated August 17, 1999, between Commodore
              Applied Technologies, Inc. and Avalon Research Group, Inc. (16)

16.1          Letter regarding change in certifying accountant. (12)

16.2          Letter regarding change in certifying accountant. (17)

*21.1         Subsidiaries of the Company.

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

(12) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1996 (File No. 1-11871).

(13) Incorporated by reference and filed as an Exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 5, 1997 (File No. 333-41643).

(14) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 (File No. 1-11871).

(15) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 1999 (File No. 1-11871).

(16) Incorporated by reference and filed as an Exhibit to Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2000 (File No. 333-95445).

(17) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999 (File No. 1-11871).