Form 10-K/A
period 1999-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2000-05-01
CIK 1013556

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

COMPETITION

     SOIL DECONTAMINATION. The Company anticipates that the initial market for commercial private sector applications of SET will be the hazardous and non-hazardous waste and industrial by-products treatment and disposal market. This market is characterized by several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than the Company. The Company primarily competes in the hazardous waste treatment market in the U.S., a market valued at over $3.6 billion for 1999. The top ten competitors in this market account for over 70% of the revenues for this market sector. The dominant companies in this sector include URS, The IT Group, Inc., Tetra Tech, Inc. and CH2M Hill, Inc.
The Company's revenues for 1999 account for less than 1% of the dollar volume of the hazardous waste market. Although the Company believes that it possesses the only Nationwide Permit for destroying PCBs, any one or more of the Company's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by the Company. To the extent that the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, the Company's ability to compete effectively could be adversely affected.

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

     Commodore Applied, through its joint venture Teledyne Commodore, LLC has participated in the Assembled Chemical Weapons Alternative (ACWA) technology program since 1997 with a derivative of the SET(TM) technology. The SET(TM) technology was short-listed in 1997 with 5 other technologies. Throughout 1997 and into 1998 Teledyne - Commodore, LLC demonstrated the efficacy of the SET(TM) technology to the ACWA assessment board. The ACWA program forwarded $1.8 million to the joint venture in anticipation of the further testing of the SET(TM) technology. When the ACWA program did not select the Commodore SET(TM) technology (July 1998) for further demonstration, the Company's stock reacted strongly in a negative manner.

     In the last quarter of 1999 the same ACWA assessment panel announced in a written report that it would test the technologies that it did not test in 1998. The ACWA assessment panel notified Teledyne/Commodore in February 2000, that the Company's SET(TM) technology would be tested further in the ACWA demonstration program. The ACWA awarded a $7.9 million contract to the joint venture for this purpose in March 2000. On August 27, 1999 the "Defense Cleanup", a publication which covers contracting and general news concerning the Department of Defense (DOD), stated that the DOD had agreed to spend an additional $40 million to test the three remaining technologies in the ACWA program. The Company's technology, represented through the Teledyne/Commodore LLC, was one of the remaining three awaiting this additional funding for test completion.


     Thirty days prior to this August 27, 1999 announcement, the Company's Common Stock was selling at $0.5625 per share. After this article was published, the Company's Common Stock traded at $1.00. This article did not award the testing funds to the company but was a strong indication that the funds were to be received. By early 2000 the Company's stock moved as high as $2.50 per share on February 25th, 2000, the day the Company issued a press release announcing the official funding of the Company's technology in the ACWA program.


     Although the Company released other press releases during this time period on other aspects of its business, it believes this ACWA program funding was the primary reason for the Company's common stock price appreciation.

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


     The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to The Shaar Fund Ltd. written information about the Company advised such recipient of the limitations on resale of such securities. In addition, The Shaar Fund Ltd. was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Given the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction not involving any public offering.


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


     The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to Environmental written information about the Company in accordance with Rule 502 of the Securities Act and advised Environmental of the limitations on resale of such securities. In addition, Environmental was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Given the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction not involving any public offering.


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


     The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to Environmental written information about the Company in accordance with Rule 502 of the Securities Act and advised Environmental of the limitations on resale of such securities. In addition, Environmental was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Given the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction not involving any public offering.


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


         The recipients of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in such transactions. The Company made available to all recipients of securities written information about the Company in accordance with Rule 502 of the Securities Act and advise such recipients of the limitations on resale of such securities. In addition, all recipients were offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Given the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction not involving any public offering.


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


         The recipients of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in such transactions. The Company made available to all recipients of securities written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipients of the limitations on resale of such securities. In addition, all recipients were offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Given the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction not involving any public offering.


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


         The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrant issued in this transaction. The Company made available to Environmental written information about the Company in accordance with Rule 502 of the Securities Act and advised Environmental of the limitations on resale of such securities. In addition, Environmental was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Given the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as a transaction not involving any public offering.

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

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues were $18,147,000 for the year ended December 31, 1999, as compared to $17,470,000 for the year ended December 31, 1998. Such revenues were primarily from the Company's ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. The Company has two major customers, each of which represents more than 10% of annual total revenue. The combined revenue for these two customers was $15,979,000 or 88% of total 1999 revenue. Costs of sales were $16,127,000 for the year ended December 31, 1999, as compared to $15,421,000 for the year ended December 31, 1998. Variations arise from the changes in subcontract activities in relations to total revenue.

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

      YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues were $17,470,000 for the year ended December 31, 1998, compared to $19,493,000 for the year ended December 31, 1997. Revenues in 1998 were primarily from engineering and scientific services performed for the United States government under a variety of contracts similar to those in place in 1997. The Company has three major customers, each of which represents more than 10% of annual revenue. The combined revenue for these three customers was $16,706,000 or 96% of total 1998 revenue. The decline in revenues is primarily the result of less subcontract work being performed in 1998. The government decided to deal directly with the subcontractor rather than having Advanced Sciences subcontract this work on behalf of the government. The government took this action, as the subcontracts became too large. Cost of sales decreased from $16,325,000 for 1997 to $15,421,000 for 1998. A reduction in cost of sales at Advanced Sciences resulted from decreased revenues. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

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

         The contract with one customer, representing $12,287,000, or 68% of 1999 revenue is scheduled to end on September 30, 2000. The Company expects to be successful with its efforts to rebid this work, but at a significantly reduced level. The Company uses many subcontractors to service this account, and it is anticipated that much of this subcontract work will be reduced or eliminated with the anticipated work reduction. The negative impact on profits from this work reduction should be offset by increases in other areas of the Company's business.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1999, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1999, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 1999, except for the following: (i) William E. Ingram, the Vice President and Controller of the Company, who inadvertently failed to file a Form 5 with regard to a transaction that occurred in December 1999 and who inadvertently failed to file a Form 3 upon becoming an officer of the Company in October 1996; (ii) James E. DeAngelis, the Chief Financial Officer of the Company, who inadvertently failed to file a Form 5 with regard to a transaction that occurred in December 1999 and who inadvertently failed to file a Form 3 upon becoming an officer of the Company in July 1998; and (iii) Paul E. Hannesson, the Chairman of the Board, President and Chief Executive Officer of the Company, who inadvertently failed to file a Form 5 with regard to a transaction that occurred in July 1999.


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
                                                                                =======


                         Commodore has had various ownership percentages in Applied over the past three years. At December 31, 1996 Commodore owned 69.3% of Applied; however, at September 28, 1998 Commodore owned only 34.6% of the outstanding common stock of Applied.


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

17.  401(K)              The Company has adopted a 401(K) savings plan for all
     SAVINGS PLAN        employees who qualify as to age and service. The
                         Company made annual contributions to the plan of approximately $91, $108 and $37 during the years ended December 31, 1999, 1998 and 1997, respectively.


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

                         The Series F convertible preferred stock has a liquidation preference of $10, per share. In addition, the Company issued warrants to purchase 363,475 shares of common stock at $1.93875 per share. These warrants expire on March 16, 2005.

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

--------------------------------------------------------------------------------
                                                                            F-45

                            TELEDYNE-COMMODORE, LLC

                            FINANCIAL STATEMENTS

                                                         TELEDYNE-COMMODORE, LLC
                                                   INDEX TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------






                                                                  PAGE

Independent Auditors' Report                                      F-48

Balance Sheet                                                     F-49

Statement of Operations                                           F-50

Statement of Members' Capital (deficit)                           F-51

Statement of Cash Flows                                           F-52

Notes to Financial Statements                                     F-54

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



                                                 Tanner + Co.



Salt Lake City, Utah
March 31, 1999 except for
Notes 1, 3, 4, and 5 which are dated
April 26, 2000

                                                         TELEDYNE-COMMODORE, LLC
                                                                   BALANCE SHEET

                                                                                        DECEMBER 31,
----------------------------------------------------------------------------------------------------

                                                                           1999             1998
                                                                        (UNAUDITED)       (AUDITED)
                                                                       -----------------------------
                     ASSETS

Current assets:
     Cash                                                              $     21,403      $     63,252
     Capital contributions receivable                                       353,000           408,000
     Accounts receivable                                                  1,866,252         1,578,150
                                                                       ------------------------------

                  Total current assets                                    2,240,655         2,049,402

Plant and equipment, net                                                    871,788         1,515,867
Other assets                                                                 30,969            33,101
                                                                       ------------------------------

                                                                       $  3,143,412      $  3,598,370
                                                                       ==============================

----------------------------------------------------------------------------------------------------

          LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)

Current liabilities:
     Accounts payable                                                  $    166,021      $  1,709,012
     Related party payables                                               2,413,089         2,163,504
                                                                       ------------------------------

                  Total current liabilities                               2,579,110         3,872,516
                                                                       ------------------------------

Contingency                                                                       -                 -

Members' Capital (deficit):
     Commodore                                                              282,151          (137,073)
     Teledyne                                                               282,151          (137,073)
                                                                       ------------------------------

                  Total members' capital (deficit)                          564,302          (274,146)
                                                                       ------------------------------

                                                                       $  3,143,412      $  3,598,370
                                                                       ==============================






--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                            F-49

                                                         TELEDYNE-COMMODORE, LLC
                                                         STATEMENT OF OPERATIONS

                                                                                  YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------

                                                            1999              1998               1997
                                                         (UNAUDITED)        (AUDITED)         (UNAUDITED)
                                                        --------------------------------------------------

Revenue:                                                $     35,067       $  1,788,150       $    510,306
                                                        --------------------------------------------------

Expenses:
     Cost of revenues                                         21,807          3,317,651            572,719
     General and administrative                            1,169,280          1,780,413          1,741,459
     Research and development                                 10,505          1,399,302          2,033,093
                                                        --------------------------------------------------

              Total expenses                               1,201,592          6,497,366          4,347,271
                                                        --------------------------------------------------

Loss from operations                                      (1,166,525)        (4,709,216)        (3,836,965)

Other income:
     Interest income                                          23,938             29,596             69,439
     Recovery of bad debt                                  1,628,035                  -                  -
                                                        --------------------------------------------------

                                                           1,651,973             29,596             69,439
                                                        --------------------------------------------------

Net income (loss)                                       $    485,448       $ (4,679,620)      $ (3,767,526)
                                                        ==================================================





--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                            F-50

                                                         TELEDYNE-COMMODORE, LLC
                                         STATEMENT OF MEMBERS' CAPITAL (DEFICIT)

--------------------------------------------------------------------------------

                                                            TELEDYNE          COMMODORE          TOTAL
                                                          ------------------------------------------------

Balance at January 1, 1997 (unaudited)                    $     505,100     $    505,100      $  1,010,200

     Capital contributions                                    2,000,000        2,000,000         4,000,000
     Net loss                                                (1,883,763)      (1,883,763)       (3,767,526)
                                                          ------------------------------------------------

Balance at December 31, 1997 (unaudited)                        621,337          621,337         1,242,674

     Capital contributions                                    1,581,400        1,581,400         3,162,800
     Net loss                                                (2,339,810)      (2,339,810)       (4,679,620)
                                                          ------------------------------------------------

Balance at December 31, 1998 (audited)                         (137,073)        (137,073)         (274,146)

     Capital contributions                                      176,500          176,500           353,000
     Net income                                                 242,724          242,724           485,448
                                                          ------------------------------------------------

Balance at December 31, 1999 (unaudited)                  $     282,151     $    282,151      $    564,302
                                                          ================================================









--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                            F-51

                                                         TELEDYNE-COMMODORE, LLC
                                                         STATEMENT OF CASH FLOWS


                                                                                YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------

                                                                   1999         1998          1997
                                                                (UNAUDITED)   (AUDITED)     (UNAUDITED)
                                                              ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                        $    485,448   $ (4,679,620   $ (3,767,526)
     Adjustments to reconcile net income
       (loss) to net cash used in operating
       activities:
         Depreciation                                              672,388        491,688          6,525
         Decrease in interest receivable                                 -              -          5,286
         Increase in accounts receivable                          (288,102)    (1,282,559)      (295,591)
         Decrease (increase) in other
           assets                                                    2,132        (33,101)             -
         (Decrease) increase in accounts and
           related party payables                               (1,293,406)     2,101,934      1,351,097
                                                              ------------------------------------------

                  Net cash used in
                  operating activities                            (421,540)    (3,401,658)    (2,700,209)
                                                              ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES-
     purchase of plant and equipment                               (28,309)      (695,510)    (1,309,760)
                                                              ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES-
     capital contributions from members                            408,000      3,754,800      3,000,000
                                                              ------------------------------------------

Net decrease in cash                                               (41,849)      (342,368)    (1,009,969)

Cash, beginning of year                                             63,252        405,620      1,415,589
                                                              ------------------------------------------

Cash, end of year                                             $     21,403      $  63,252     $  405,620
                                                              ==========================================








--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                            F-52

                                                         TELEDYNE-COMMODORE, LLC
                                                         STATEMENT OF CASH FLOWS
                                                                       CONTINUED

--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

As of December 31, 1999, 1998 and 1997 the Company recorded member contributions receivable of $353,000 (unaudited), $408,000 (audited) and $1,000,000 (unaudited), respectively for contributions which were received in 2000, 1999 and 1998.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                                      YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                             1999           1998              1997
                                                          (UNAUDITED)     (AUDITED)       (UNAUDITED)
                                                          --------------------------------------------
         Interest paid                                    $         -    $         -      $          -
                                                          ============================================









--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                            F-53

                                                         TELEDYNE-COMMODORE, LLC
                                                   NOTES TO FINANCIAL STATEMENTS

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------


1.   ORGANIZATION     ORGANIZATION
     AND              Teledyne-Commodore, LLC (the Company) is a Delaware
     SUMMARY OF       limited liability company (LLC) formed as a 50/50 joint
     SIGNIFICANT      venture between Teledyne Environmental, Inc. (Teledyne)
     ACCOUNTING       and Commodore Government Environmental Technologies, Inc.
     POLICIES         (Commodore). The Company was formed for the purpose of
                      developing, marketing, selling, and providing services using Solvated Electron Technology (SET). This technology is used in the disposal, elimination, neutralization, separation, remediation and decontamination of weapons and materials produced in the process of weapons materials fabrication. SET is a patented process which provides for the mixing of ammonia and other chemicals to neutralize toxic agents and explosives.

                      The term of the Company commenced on August 6, 1996 and shall continue until December 31, 2046, unless dissolved before such date in accordance with the provisions of the Limited Liability Company Agreement (the Agreement).

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

                      As of December 31, 1999 and 1998 the entire account receivable balance of $1,866,252 (unaudited) and $1,578,150 (audited), respectively, is due from one agency of the federal government.

                      The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes is not exposed to any significant credit risk or cash and cash equivalents.


--------------------------------------------------------------------------------
                                                                            F-54

                                                         TELEDYNE-COMMODORE, LLC
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

1.   ORGANIZATION     CASH AND CASH EQUIVALENTS
     AND
     SUMMARY OF       For purposes of the statement of cash flows, the Company
     SIGNIFICANT      considers all highly liquid investments with original
     ACCOUNTING       maturities of three months or less to be cash equivalents.
     POLICIES
     CONTINUED        CAPITAL CONTRIBUTION RECEIVABLE

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


                      REVENUE

                      The Company records revenue upon completion of the service being performed.


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


--------------------------------------------------------------------------------
                                                                            F-55

                                                         TELEDYNE-COMMODORE, LLC
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

1.   ORGANIZATION     ALLOCATION OF PROFITS OR LOSSES
     AND
     SUMMARY OF       The Company's Agreement generally provides that net
     SIGNIFICANT      profits and net losses shall be allocated 50% to
     ACCOUNTING       Teledyne's and 50% to Commodore's capital accounts.
     POLICIES
     CONTINUED        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL
                      STATEMENTS

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

                      UNAUDITED INFORMATION

                      The accompanying unaudited financial statements as of December 31, 1999 and for the years ended December 31, 1999 and 1997 contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and cash flows of the Company for the years ended December 31, 1999 and 1997.


2.   GOING            The accompanying financial statements have been prepared
     CONCERN          on a going concern basis, which contemplates the
                      realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended
                      December 31, 1998, the Company incurred a net loss of $4,679,620. Additionally the Company has a working capital deficit of $1,823,114 and a deficit in members' capital of $274,146. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.




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



--------------------------------------------------------------------------------
                                                                            F-56

                                                         TELEDYNE-COMMODORE, LLC
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

3.   PLANT AND        Plant and equipment consists of the following as of
     EQUIPMENT        December 31, 1998:

                                                       1999            1998
                                                    (UNAUDITED)       (AUDITED)
                                                    -----------------------------

                      Plant                         $  2,010,900     $  1,982,591
                      Equipment                           33,692           33,692
                                                    -----------------------------

                                                       2,044,592        2,016,283

                      Less accumulated depreciation    1,172,304         (500,416)
                                                    -----------------------------

                                                    $    871,788     $  1,515,867
                                                    =============================



4.   SIGNIFICANT      All of the Company's revenues of $35,067 (unaudited) and
     CUSTOMER         $1,788,150 (audited) for and 1999 and 1998 resulted from
                      sales to and services provided for one agency of the United States Government.


5.   RELATED PARTY    The Company has service operations agreements with
     TRANSACTIONS     Teledyne and Commodore that provide for reimbursement of
                      costs incurred on behalf of the LLC. Approximated expenses accrued to Teledyne and Commodore are as follows:


                                                       1999              1998
                                                    (UNAUDITED)       (AUDITED)
                                                    ----------------------------

                      Teledyne                      $    566,000     $  3,279,000
                      Commodore                            3,000          440,000
                                                    -----------------------------

                           Total                    $    569,000     $  3,719,000
                                                    =============================


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

--------------------------------------------------------------------------------
                                                                            F-57

                                                         TELEDYNE-COMMODORE, LLC
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   RELATED PARTY    Accounts payable reflect payables to the Members as
     TRANSACTIONS     follows at December 31:
     CONTINUED

                                                       1999              1998
                                                    (UNAUDITED)       (AUDITED)
                                                    ----------------------------

                      Teledyne                      $  2,270,835     $  2,023,758
                      Commodore                          142,254          139,746
                                                    -----------------------------

                           Total                    $  2,413,089     $  2,163,504
                                                    =============================



6.   RECENT           In June 1998, the FASB issued SFAS No. 133, "Accounting
     ACCOUNTING       for Derivative Instruments and Hedging Activities." This
     PRONOUNCEMENTS   statement establishes accounting and reporting standards
                      for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.











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