Form 10-Q
period 2000-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2000-05-15
CIK 1013556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

     [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

     [   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11871

Commodore Applied Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	11-3312952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 East 58th Street New York, New York	10155
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 308-5800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ].

     The number of shares the common stock outstanding at May 5, 2000 was 32,108,696.

COMMODORE APPLIED TECHNOLOGIES, INC.

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1:  Financial Statements

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in Thousands, except per share data)

	March 31,	December 31,
	2000	1999

	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$2,298	$1,797

Accounts receivable, net	3,304	3,552

Notes and advances to related parties	261	265

Restricted cash and equivalents	21	21

Prepaid assets and other current receivables	743	366

Total Current Assets	6,627	6,001

Investments and advances	325	—

Property and equipment, net	2,250	2,244
Other assets

Patents and completed technology, net of accumulated amortization of $512 and $478, respectively	927	961

Goodwill, net of accumulated amortization of $895 and $831, respectively	6,777	6,841

Total Assets	$16,906	$16,047

See notes to condensed consolidated financial statements.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in Thousands, except per share data)

	March 31,	December 31,
	2000	1999

	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$1,659	$1,792

Current portion of long term debt	335	200

Line of credit	965	948

Other accrued liabilities	2,029	2,255

Total Current Liabilities	4,988	5,195

Long term debt	866	716

Notes payable to related parties	185	185

Total Liabilities	6,039	6,096

Commitments and contingencies	—	—
Stockholders’ Equity
Convertible Preferred Stock, Series E & F Par value $0.001 per share, 5% to 12% cumulative dividends, 601,700 and
335,000 shares authorized, issued and outstanding as of
March 31, 2000 and December 31, 1999, respectively. The
shares had an aggregate liquidation value of $7,022,000
and $4,355,000 at March 31, 2000 and December 31, 1999

respectively	—	—
Common Stock, par value $0.001 per share, 100,000,000 shares

authorized, 31,134,544 and 30,962,938 issued and outstanding, at March 31, 2000 and December 31, 1999, respectively	31	31

Additional paid-in capital	51,082	49,350

Accumulated deficit	(40,246)	(39,430)

Total Stockholders’ Equity	10,867	9,951

Total Liabilities and Stockholders’ Equity	$16,906	$16,047

See notes to condensed consolidated financial statements.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited — Dollars in Thousands, except per share data)

	Three months ended

	March 31,	March 31,
	2000	1999

Contract revenues	$4,332	$3,796

Costs and expenses:

Cost of sales	3,931	3,454

Research and development	245	285

General and administrative	780	752

Depreciation and amortization	162	187

Total costs and expenses	5,118	4,678

Loss from operations	(786)	(882)

Other income (expense):

Interest income	17	17

Interest expense	(48)	(15)

Net other income (expense)	(31)	2

Loss before income taxes	(817)	(880)

Income taxes	—	—

Net loss	$(817)	$(880)

Loss per share	$(.03)	$(.04)

Number of weighted average shares outstanding (in thousands)	31,041	23,702

See notes to condensed consolidated financial statements.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited — Dollars in Thousands, except per share data)

	Three months ended

	March 31,	March 31,
	2000	1999

Cash flows from operating activities:

Net loss	$(817)	$(880)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	162	187

Changes in assets and liabilities, net of acquisitions:

Accounts receivable	249	404

Prepaid assets	(378)	(16)

Accounts payable	(133)	(274)

Payables to related parties	—	(5)

Other liabilities	(226)	(429)

Net cash provided/(used) in operating activities	(1,143)	(1,013)

Cash flows from investing activities:

Purchase of equipment	(69)	(265)

Acquisition of patents	—	—

Advances to related parties	4	15

Other investments	(325)	—

Net cash provided/(used) in investing activities	(390)	(250)

Cash flows from financing activities:

Increase in (repayment of) line of credit	16	27

Increase in notes and loans payable	285	—

Preferred stock dividends	(112)	—

Proceeds from sale of preferred stock and warrants	1,770	—

Proceeds from sale of common stock	75

Net cash provided/(used) in financing activities	2,034	27

Increase (decrease) in cash	501	(1,236)

Cash, beginning of period	1,797	1,798

Cash, end of period	$2,298	$562

See notes to condensed consolidated financial statements.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)
March 31, 2000

Note A — Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements for Commodore Applied Technologies, Inc. and subsidiaries (the “Company” or “Applied”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K/ A for the year ended December 31, 1999.

      Certain prior-year amounts have been reclassified to conform to the current year presentation.

      The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 1999, 1998, and 1997, Applied incurred losses exclusive of their gains on the sale of an affiliate and extraordinary item of $3,985,000, $13,353,000 and $15,694,000, respectively. Applied has also experienced net cash outflows from operating activities of $2,888,000, $9,155,000 and $8,220,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

      As explained in Note B, in March 2000, Applied completed a $2.0 million financing through a private placement. Net proceeds to the Company were $1.77 million. With this additional cash, it appears that Applied will be able to meet its obligations on a timely basis and continue as a going concern.

      Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $118,000 at December 31, 1999 and March 31, 2000.

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED) — (Continued)

Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method as the Company does not have a controlling interest in the venture. This investment is carried at $0 at December 31, 1999 and $325,000 at March 31, 2000. In the first quarter of 2000, the Company made an additional investment of $325,000 in the LLC. The Company will continue to monitor the carrying value of its investment. The LLC repaid advances totaling $143,000 in the first quarter of 2000. The Company had previously charged off these advances. This recovery was recorded as an offset to Research and Development Costs.

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

Note B — Stockholders’ Equity

      The Certificate of Incorporation was amended in 1999, increasing authorized shares of common stock from 75,000,000 to 100,000,000.

Convertible Preferred Stock

      In March 2000, Applied completed $2 million in financing through private placement. The Company issued 266,700 shares of a new Series F convertible preferred stock, convertible into the Company’s common stock at any time on or after September 30, 2000. On conversion the investor will receive for each converted preferred share the greater number of Company common shares as determined by (1) the face per share ($10) plus accrued dividend divided by the average of the closing prices over a ten consecutive trading day period ending on the Trading day immediately preceding the Conversion date or (2) $7.50 (the cash invested for each preferred share) divided by $1.93875.

      The Series F convertible preferred stock has a liquidation preference of $10, per share. In addition, the Company issued warrants to purchase 363,475 shares of common stock at $1.93875 per share. These warrants expire on March 16, 2005.

      The Series F convertible preferred stock has an annual dividend rate of 12% through September 30, 2000 and 5% thereafter, paid quarterly. Transaction costs totaled $230,000 resulting in net proceeds to the Company of $1.77 million.

Common Stock

      In March 2000, the Company settled a dispute over financing commissions, in part, by committing to issue 100,000 shares of the Company’s unregistered common stock, par value $0.001. This commitment will be charged to Additional Paid in Capital as additional transaction costs upon stock issuance scheduled for April 2000.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED) — (Continued)

Note C — Segment Information

      Using the guidelines set forth in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” Applied has identified three reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Advanced Sciences (“CASI”), which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis and Solution, which is developing and constructing equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia. Common overhead costs are allocated between segments based on a record of time spent by executives. Applied evaluates segment performance based on the segment’s net income (loss). Applied’s foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied’s reportable segments is shown in the following table.

Three Months Ended March 31, 2000

				Corporate
				Overhead
	Total	CASI	Solution	and Other

Contract Revenues	$4,332	$4,287	$20	$25
Costs and expenses

Cost of Sales	3,931	3,896	35	—

Research and Development	245	—	388	(143)

General and Administrative	780	280	—	500

Depreciation and Amortization	162	20	42	100

Total costs and expenses	5,118	4,196	465	457

Income (Loss) from Operations	(786)	91	(445)	(432)

Interest Income	17	—	—	17

Interest Expense	(48)	(33)	(15)	—

Equity in losses of Unconsolidated subsidiary	—	—	—	—

Net Income (Loss)	$(817)	$58	$(460)	$(415)

Total Assets	$16,906	$3,170	$2,624	$11,112

Expenditures for long-lived assets	$69	$2	$67	$—

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED) — (Continued)

Three Months Ended March 31, 1999

				Corporate
				Overhead
				and
	Total	CASI	Solution	Other

Contract Revenues	$3,796	$3,796	$—	$—
Costs and expenses

Cost of Sales	3,454	3,454	—	—

Research and Development	285	—	285	—

General and Administrative	752	267	6	479

Depreciation and Amortization	187	27	89	71

Total costs and expenses	4,678	3,748	380	550

Income (Loss) from Operations	(882)	48	(380)	(550)

Interest Income	17	—	—	17

Interest Expense	(15)	(15)	—	—

Equity in losses of Unconsolidated subsidiary	—	—	—	—

Net Income (Loss)	$(880)	$33	$(380)	$(533)

Total Assets	$14,056	$3,145	$2,094	$8,817

Expenditures for long-lived assets	$265	$—	$265	$—

Note D — Contingencies

      Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

Note E — Subsequent Event

      The Company announced in May 2000 that it has entered into an agreement to acquire 81% of Dispute Resolution Management, Inc. (“DRM”), an international consulting firm specializing in the management and settlement of complex, latent and long-term tail insurance claims, including environmental, asbestos, products liability and other claims, for large corporate and government clients.

      The purchase price for the DRM assets and business is approximately $15 million, plus 1 million shares of company common stock and warrants to purchase an additional 1 million shares of common stock at $2.00 per share. The DRM stockholders, who will continue to own a 19 percent interest in the business, are entitled to receive on-going payments over a five-year period based on a percentage of the profits generated by the existing DRM business. Consummation of this transaction is subject to a number of conditions, including a satisfactory due diligence investigation and financing.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

      Commodore Applied Technologies, Inc. and subsidiaries (the “Company” or “Applied”), is engaged in the destruction and neutralization of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs).

      Applied is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Commodore Advanced Sciences, Inc. (“CASI”), formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one-year increments, there is a possibility for cutbacks as these contracts constitute a major portion of CASI’s revenues, and such a reduction would materially affect the operations. However, management believes the subsidiary’s existing client relationships will allow Applied to obtain new contracts in the future.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

      Revenues were $4,332,000 for the three months ended March 31, 2000, compared to $3,796,000 for the three months ended March 31, 1999. Such revenues were primarily from the Company’s ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. The Company has seen some increase in annualized sales volume as there was unusually high activity on a major contract in the first quarter of 2000 that we expect to reduce to normal levels for the remainder of the year. The Company has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $3,912,000 or 90.3% of total revenues for the period ending March 31, 2000. Cost of sales were $3,931,000 for the period ending March 31, 2000 compared to $3,454,000 for the period ending March 31, 1998. These amounts are a consistent percentage of sales.

      For the three months ended March 31, 2000, the Company incurred research and development costs of $245,000 as compared to $285,000 for the three months ended March 31, 1999. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset.

      General and administrative expenses for the three months ended March 31, 2000 were $780,000 as compared to $752,000 for the three months ended March 31, 1999. This difference is not deemed material.

      Interest income was $17,000 for the three months ended March 31, 2000, as compared to $17,000 for the three months ended March 31, 1999.

      Interest expense for the three months ended March 31, 2000 was $48,000 as compared to $15,000 for the three months ended March 31, 1999. This is due to the increase in debt between periods, primarily the term loan secured by equipment.

      Equity in losses of unconsolidated subsidiary for the three months ended March 31, 2000 was $0 as compared to $0 for the three months ended March 31, 1999. The Company’s Teledyne-Commodore, LLC joint venture commenced operations in October 1996. The LLC joint venture reported a minor profit for the first three months of 2000.

Liquidity and Capital Resources

      At March 31, 2000 and December 31,1999, CASI had a $965,000 and $948,000 outstanding balance, respectively, on its revolving lines of credit. In August 1998, CASI refinanced their line of credit. The line of credit is not to exceed 75% of eligible receivable or $2,000,000 and is due August 4, 2000 with interest payable monthly at prime plus 1.5 percent (9.25 percent as of March 31, 2000). The credit line is collateralized by the assets of CASI and is guaranteed by Applied. This line of credit contains certain financial covenants and restrictions including minimum ratios that CASI must satisfy. CASI was in compliance with the covenants at March 31, 2000 and December 31, 1999.

      The line of credit was amended July 15, 1999 to include a promissory note of $1,000,000 secured by substantially all the property and equipment of the Company. The term loan is payable at $16,667 per month plus interest.

      For the three months ended March 31, 2000, the Company incurred a net loss of $817,000 as compared to a net loss of $880,000 for the three months ended March 31, 1999. For the years ended December 31, 1999, 1998 and 1997, the Company incurred losses and also experienced net cash outflows from operating activities. At March 31, 2000 the Company had working capital of $1,639,000 and shareholders’ equity of $10,867,000.

      The contract with one customer, representing $3,016,000, or 69.6% of the first quarter 2000 revenues is scheduled to end on September 30, 2000. The Company expects to be successful with its efforts to rebid this work, but at a significantly reduced level. The Company uses many subcontractors to service this account, and it is anticipated that much of this subcontract work will be reduced or eliminated with the anticipated work reduction. The negative impact on profits from this work reduction should be offset by increases in other areas of the Company’s business.

      In November 1999, Applied completed $2.5 million in financing through private placement. The Company issued 335,000 shares of a new Series E convertible preferred stock, convertible into the Company’s common stock at the market price, after April 30, 2000 and up through April 30, 2003 at which time it automatically converts to the Company’s common stock. The Series E convertible preferred stock has a variable rate dividend averaging 8.15% over the term of the securities.

      In March 2000, Applied completed $2 million in financing through private placement. The company issued 266,700 shares of a new Series F convertible preferred stock, convertible into the Company’s common stock at any time on or after September 30, 2000. On conversion the investor will receive for each converted preferred share the greater number of Company common shares as determined by (1) the face per share ($10) plus accrued dividend divided by the average of the closing prices over a ten consecutive trading day period ending on the Trading day immediately preceding the Conversion date or (2) $7.50 (the cash invested for each preferred share) divided by $1.93875.

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

Year 2000 Considerations

      Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit data field used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. As of March 31, 2000, the Company has not experienced and any such computer difficulty; however, computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties may, depending upon their pervasiveness and severity, have a material adverse effect on the Company’s business, financial condition and results of operations. Any of the following could have a material adverse effect on the Company’s business, financial condition and results of operations:

•	a failure to fully identify all year 2000 dependencies in the Company’s system;

•	a failure to fully identify all year 2000 dependencies in the systems of third parties with whom the Company does business;

•	a failure of any third party with whom the Company does business to adequately address their year 2000 issues;

•	the failure of any contingency plans developed to protest the Company’s business and operations from year 2000 related interruptions; and;

•	delays in the implementation of new systems resulting from year 2000 problems.

Forward-Looking Statements

      Certain matters discussed in this Quarterly Report are “forward-looking statements” intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company’s results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company’s business; capital expenditures; litigation; regulatory matters; and the Company’s plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company’s control. Further, the Company’s business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

      There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceedings.

ITEM 2.  Change in Securities

      In March 2000, Applied completed $2 million in financing through private placement of 266,700 shares of a new Series F convertible preferred stock. In addition, the Company issued warrants to purchase 363,475 shares of common stock at $1.93875 per share. (See Note B to condensed consolidated financial statements).

ITEM 3.  Defaults among Senior Securities

      Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

ITEM 5.  Other Events

      Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits — 27.1  Financial Data Schedule

      (b)  Reports on Form 8-K — none

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMODORE APPLIED TECHNOLOGIES, INC.
(Registrant)

By	/s/ JAMES M. De ANGELIS

James M. De Angelis —
Senior Vice President and Chief Financial
Officer (as both a duly authorized officer
of the registrant and the principal financial
officer of the registrant)

Date: May 15, 2000