Form 10-K/A
period 1999-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2000-08-01
CIK 1013556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 2)

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

RECENT SALES OF UNREGISTERED SECURITIES

     NOVEMBER 1999 PRIVATE PLACEMENT OF SERIES E PREFERRED STOCK

     On November 4, 1999 the Company completed a $2.5 million private placement financing with The Shaar Fund Ltd. The Company issued to The Shaar Fund 335,000 shares of a new Series E convertible preferred stock, convertible into its common stock, any time after April 30, 2000, at a conversion price equal to the arithmetic mean of the closing prices of the Company's common stock as reported on the American Stock Exchange for the ten trading days immediately preceding the date of conversion, as long as the Company's common stock continues to trade on the American Stock Exchange. In May 2003, the Series E convertible preferred stock will automatically convert into the Company's common stock at a conversion price calculated in accordance with the above conversion formula plus any accrued and unpaid dividends. The Series E convertible preferred stock has a variable rate dividend averaging 8.15% over the term of the securities. The Company reserved the right to redeem all of the Series E convertible preferred stock on or before April 30, 2000 by payment of $2,800,000 plus any accrued and unpaid dividends. Depending upon the market price of the Company's common stock at the time of conversion, the issuance of the common stock upon conversion of the Series E convertible preferred stock may be subject to shareholder approval. In addition, the Company issued to The Shaar Fund a warrant to purchase up to 312,500 shares of its common stock (subject to adjustment) at a purchase price of $1.1963 per share. The warrant expires on November 4, 2004. The Company also issued to Avalon Research Group Inc., as finder in this transaction, a five-year warrant to purchase up to 250,000 shares of common stock (subject to adjustment) at a purchase price of $1.1963 per share. The Company also paid Avalon a fee of $250,000.

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

     As a result of the repayment, the Company has repaid all of its $6,756,000 debt to Environmental by exchanging the debt for (i) the Separation Stock (as repayment of $1,250,000 of debt); (ii) 20,909 shares of newly created 6% Series B Convertible Preferred Stock of the Company (as repayment of $2,090,870 of debt); (iii) 10,189 shares of newly created 6% Series C Convertible Preferred Stock of the Company (as repayment of $1,018,864 of debt); (iv) 20,391 shares of newly created 6% Series D Convertible Preferred Stock of the Company (as repayment of $2,039,100 of debt); (v) assignment to Environmental of an account receivable due to the Company from Separation in the amount of $357,000 (as repayment of $357,000 of debt); and (vi) amendment of an existing warrant owned by Environmental to purchase 1,500,000 shares of the Company's Common Stock to reduce the exercise price of such warrant from $10.00 per share to $1.50 per share. The terms of the debt restructuring were determined as a result of arm's-length negotiations between representatives of both the Company and Environmental, and were supported by fairness opinions by an independent, third-party appraiser. Because the Company and Environmental are deemed to be related parties, gains totaling $7,818,000 from these transactions were recorded as direct contributions to equity. This is a revision to previously issued consolidated financial statements (see Note 19 to Consolidated Financial Statements).

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table presents selected financial data of the Company, as of December 31, 1999, and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. The following selected historical data is derived from the Company's Consolidated Financial Statements (after revising the 1998 Financial Statements--See Note 19 to Consolidated Financial Statements) and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                1995           1996           1997           1998           1999
                                              --------       --------       --------       --------       --------
                                                                                           (Restated)
Revenue:
    Contract revenue ......................   $     --       $  5,123       $ 19,493       $ 17,470       $ 18,147
Cost of sales:
    Cost of sales .........................         --          4,136         16,325         15,421         16,127
    Research and development ..............      1,815          2,022          3,074          2,722          1,145
    General and administrative ............      1,773          3,412         12,196          8,118          4,037
    Depreciation and amortization .........         --            561          1,282          1,150            696
    Minority interests ....................         --             --            (82)           300             --
                                              --------       --------       --------       --------       --------

Loss from operations ......................     (3,588)        (5,008)       (13,302)       (10,241)        (3,858)

    Interest income .......................          6            477            745            337             39
    Interest expense ......................       (274)          (617)        (1,310)        (1,066)          (166)
    Equity in net losses of subsidiary ....         --           (495)        (1,827)        (2,383)            --
                                              --------       --------       --------       --------       --------
Loss before income taxes ..................     (3,856)        (5,643)       (15,694)       (13,353)        (3,985)
    Income taxes ..........................         --             --             --             --             --
                                              --------       --------       --------       --------       --------
Net loss ..................................   $ (3,856)      $ (5,643)      $(15,694)      $(13,353)      $ (3,985)
                                              ========       ========       ========       ========       ========
Net loss per share -- basic and diluted ...   $  (0.26)      $  (0.31)      $  (0.73)      $  (0.58)      $  (0.16)
                                              ========       ========       ========       ========       ========
Weighted average number of shares .........     15,000         18,100         21,844         23,194         24,819
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

         The Company has revised its previously issued Consolidated Financial Statements for the year ended December 31, 1998. The revised net loss reflects a change of now recording as a contribution of capital both the previously reported recognition of a $3,154,000 gain on satisfying a debt obligation to a company which is a material stockholder of the Company and a $4,664,000 previously reported gain relating to the difference between the carrying value of a publicly held subsidiary and the fair market value of the subsidiary at the time of the contribution to the material stockholder.

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

         In 1998, the Company completed a debt restructuring plan which, in part, had the Company transfer all 10,000,000 of its shares of Separation stock (representing approximately 87% of the issued and outstanding shares of capital stock of Separation) to an LLC wholly owned by Environmental. The transfer was effective as of September 28, 1998. Accordingly, the 1998 consolidated financial statements of the Company include the activity of Separation only through September 28, 1998. As a result of this sale, the Company recognized a gain of $4,664,000 as a direct increase to additional paid-in capital as Environmental and the Company are deemed to be related parties.

         The debt-restructuring plan also included an exchange of the Company's preferred stock for debt it owed to Environmental. The Company recorded gain from this early extinguishment of debt of $3,154,000 as a direct increase in additional paid-in capital due to the relationship between Environmental and the Company. This represents the difference between the value assigned to the preferred stock (based on a third-party appraisal) and the net book value of the debt forgiven.

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

         Effective September 28, 1998, the Company repaid $6,756,000 of its debt to Environmental (representing the balances on the September, 1997 Convertible Note and the February, 1998 Intercompany Note) by exchanging the debt for (i) 10,000,000 shares of Separation Common Stock (as repayment of $1,250,000 of debt; (ii) 20,909 shares of newly created 6% Series B Convertible Preferred Stock of the Company (as repayment of $2,090,870 of debt); (iii) 10,189 shares of newly created 6% Series C Convertible Preferred Stock of the Company (as repayment of $1,018,864 of debt); (iv) 20,391 shares of newly created 6% Series D Convertible Preferred Stock of the Company (as repayment of $2,039,100 of debt); (v) assignment to Environmental of an account receivable due to the Company from Separation in the amount of $357,000 (as repayment of $357,000 of debt); and (vi) amendment of an existing warrant owned by Environmental to purchase 1,500,000 shares of the Company's Common Stock at $10.00 per share, reducing the exercise price to $1.50 per share. The terms of the debt restructuring were determined as a result of arm's length negotiations between representatives of both the Company and Environmental, and were supported by fairness opinions by an independent, third-party appraiser. Environmental currently owns approximately 35% of the outstanding shares of the Company's common stock. See "Certain Relationships and Related Transaction" and "Market for Registrant's Common Equity and Related Stockholder Matters Recent Sales of Unregistered Securities," and Note 5 to "Notes to Consolidated Financial Statements."

         As part of this restructuring plan, the Company consummated the transfer of all 10,000,000 of its shares of Common Stock, par value $.001 per share (the "Separation Stock"), of Separation, representing approximately 87% of the issued and outstanding shares of capital stock of Separation to Commodore Environmental Services LLC, a Delaware limited liability company wholly owned by

Commodore. The transfer is effective as of September 28, 1998. Accordingly, the 1998 consolidated financial statements of the Company, include the activity of Separation only through September 28, 1998. As a result of this sale, the Company recognized a contribution to capital of $4,664,000.

         For the year ended December 31, 1999, the Company incurred a net loss of $3,985,000. As compared to a net loss of $13,353,000 for the year ended December 31, 1998.

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

         As shown in the financial statements for the years ended December 31, 1999, 1998 and 1997, the Company incurred losses exclusive of their gain on the sale of affiliate of $3,985,000, $13,353,000, and $15,694,000, respectively. The
Company has also experienced net cash outflows from operating activities of $2,905,000, $9,176,000, and $8,220,000 for the years ended December 31, 1999,
1998 and 1997, respectively. At December 31, 1999, 1998 and 1997 the Company had working capital of $806,000, $1,817,000, and $11,170,000, respectively, and stockholders' equity of $9,951,000, $11,908,000, and $11,654,000, respectively.
The Company's decrease in working capital and stockholders' equity from December 31, 1997 to December 31, 1999 is principally due to the net loss for the period.

         In November 1999, Applied completed $2.5 million in financing through private placement. The company issued 335,000 shares of a new Series E convertible preferred stock, convertible into the Company's common stock at the market price, after April 30, 2000 and up through April 30, 2003 at which time it automatically converts to the Company's common stock. The series E convertible preferred stock has a variable rate dividend averaging 8.15% over the term of the securities. The Company reserved the right to redeem all of the Series E preferred stock on or before April 30, 2000 by payment of $2.8 million plus any accrued dividends.

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

         IMPACT OF SECTION 162(m) OF THE INTERNAL REVENUE CODE

         The Compensation Committee's policy is to structure compensation awards for executive Officers that will be consistent with the requirements of
Section 162(m) of the U.S. Internal Revenue Code of 1986 (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 1999 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

         CONCLUSION

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 1999, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

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

LICENSE OF SET(TM) TECHNOLOGY

         As a result of its acquisition of the capital stock of Commodore Labs, the Company acquired all patents, discoveries, technology and other intellectual property in connection with the SET(TM) process, which it later transferred to Solution effective December 1, 1996. Environmental licenses from Solution the exclusive worldwide right with the right to sublicense, to make, use, sell and exploit, itself or jointly with other third parties, for the life of all patents now or hereafter owned by Solution, the SET(TM) process and all related technology underlying such patents and intellectual property in all domestic and international commercial and industrial applications, in connection with the destruction of CFCs and other ozone-depleting substances (the "CFC Business"); provided that such license expressly limits the rights of the licensee(s) and others who may be sub-licensees or users of the Company's patents and technologies to the CFC Business.

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


The financial statements at December 31, 1998 and for the year then ended were previously audited by other auditors and included an explanatory paragraph in the audit report dated April 8, 1999 as to the Company's ability to continue as a going concern. The 1998 consolidated financial statements have been restated as discussed in Note 19.


                                                  Tanner + Co.



Salt Lake City, Utah
February 18, 2000, except note 18 which is dated March 17, 2000 and note 19 which is dated July 14, 2000 and note 16 which is dated July 20, 2000

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

As discussed in Note 19 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.


PricewaterhouseCoopers LLP



Philadelphia, Pennsylvania
April 8, 1999, except as to
 the information presented in
 Note 19 for which the date
 is July 14, 2000




                                                                            F-1A

--------------------------------------------------------------------------------


                                                                    1999         1998
                                                                 ----------   ----------
              ASSETS                                                          (Restated)
Current assets:
     Cash and cash equivalents (Note 2)                          $    1,797   $    1,777
     Accounts receivable, net (Notes 2, 6 and 10)                     3,552        3,142
     Notes and advances to related parties (Note 15)                    265          130
     Restricted cash and certificates of deposit (Note 2)                21           21
     Prepaid assets and other current receivables                       366          271
                                                                 ----------   ----------

                  Total current assets                                6,001        5,341

Investments and advances (Note 7)                                        --           --
Property and equipment, net (Notes 2, 8 and 10)                       2,244        2,202
Other assets (Notes 2 and 5):
     Patents and completed technology, net of accumulated
       amortization of $425 and $296, respectively                      961          977
     Goodwill, net of accumulated amortization of $831
       and $575, respectively                                         6,841        7,097
                                                                 ----------   ----------


                  Total assets                                   $   16,047   $   15,617
                                                                 ----------   ----------





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

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET

                                                      DECEMBER 31, 1999 AND 1998
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                       1999          1998
                                                                                   ----------    ----------
              LIABILITIES AND STOCKHOLDERS' EQUITY                                               (Restated)

Current liabilities:
     Accounts payable                                                              $    1,792    $      975
     Current portion of long-term debt (Note 10)                                          200             5
     Line of credit (Note 10)                                                             948           361
     Other accrued liabilities (Note 9)                                                 2,255         2,183
                                                                                   ----------    ----------

                  Total current liabilities                                             5,195         3,524
                                                                                   ----------    ----------

Long-term debt (Note 10)                                                                  716            --
Notes payable to related parties (Note 15)                                                185           185
                                                                                   ----------    ----------

                  Total liabilities                                                     6,096         3,709

Minority interest in subsidiary (Note 5)                                                   --            --
Commitments and contingencies (Note 16)                                                    --            --
Stockholders' Equity:
     Convertible Preferred Stock, Series B, C and D, par value $.001 per share,
       6% non-cumulative dividends, 65,000 shares authorized, 0 and 51,489 share issued and outstanding, at December 31, 1999 and 1998,
       respectively (Notes 5 and 13)                                                       --            --
     Convertible Preferred Stock, Series E,  par value $0.001
       per share, aggregate liquidation value of $4,355,000, 12% cumulative dividends, 335,000 shares authorized, 335,000 shares and 0 shares issued and outstanding at December 31, 1999 and 1998,
       respectively (Notes 5 and 13)                                                       --            --
     Common Stock, par value $0.001 per share, 100,000,000
       shares authorized, 30,962,938 and 23,702,263 issued
       and outstanding, at December 31, 1999 and 1998,
       respectively                                                                        31            24
Additional paid-in capital                                                             57,168        55,147
Accumulated deficit                                                                   (47,248)      (43,263)
                                                                                   ----------    ----------

                  Total stockholders' equity                                            9,951        11,908
                                                                                   ----------    ----------


                  Total liabilities and stockholders' equity                       $   16,047    $   15,617
                                                                                   ==========    ==========



--------------------------------------------------------------------------------
                                                                             F-3

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------



                                                          1999        1998        1997
                                                       --------    --------    --------
                                                                   (Restated)
Contract revenue (Note 2)                              $ 18,147    $ 17,470    $ 19,493
Costs and expenses:
     Cost of sales                                       16,127      15,421      16,325
     Research and development (Note 2)                    1,145       2,722       3,074
     General and administrative                           4,037       8,118      12,196
     Depreciation and amortization (Note 2)                 696       1,150       1,282
     Minority interest                                       --         300         (82)
                                                       --------    --------    --------

                  Total costs and expenses               22,005      27,711      32,795
                                                       --------    --------    --------

Loss from operations                                     (3,858)    (10,241)    (13,302)

Interest income                                              39         337         745
Interest expense                                           (166)     (1,066)     (1,310)
Equity in losses of unconsolidated subsidiary                --      (2,383)     (1,827)
                                                       --------    --------    --------

Loss before income taxes                                 (3,985)    (13,353)    (15,694)
Income tax benefit (Note 12)                                 --          --          --
                                                       --------    --------    --------

Net loss                                               $ (3,985)   $(13,353)   $(15,694)
                                                       ========    ========    ========

Net loss per share - basic and diluted (Note 3)        $   (.16)   $   (.58)   $   (.73)
                                                       ========    ========    ========
Number of weighted average shares outstanding            24,819      23,194      21,844
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

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        YEARS ENDED DECEMBER 31, 1999, 1998 (RESTATED), AND 1997 (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

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


--------------------------------------------------------------------------------
                                                                             F-5

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                       CONTINUED

--------------------------------------------------------------------------------





                                                               PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                                            ----------------------  ----------------------    PAID-IN    ACCUMULATED
                                                              SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL      DEFICIT
                                                            ----------  ----------  ----------  ----------  ----------   ----------

Balance, December 31, 1997                                          --          --  22,766,334          23      41,541      (29,910)

Conversion of Series A Preferred Stock into Common
  Stock                                                             --          --     336,866          --         890           --

Issuance of Common Stock to satisfy price reset liability           --          --     599,063           1       1,197           --

Equity gains on satisfaction of related party
  obligations (restated)                                            --          --          --          --       7,818           --

Preferred stock dividends                                           --          --          --          --         (14)          --

Warrant issued in connection with early paydown
  on intercompany note                                              --          --          --          --         340           --

Warrant issued in connection with loan from parent                  --          --          --          --         527           --

Change in exercise price of warrant issued in connection
  with convertible loan from parent                                 --          --          --          --         842           --

Change in exercise price of warrant issued in connection
  with debt restructuring                                           --          --          --          --           5           --

Issuance of Series B Convertible Preferred Stock
   (Notes 5 and 13)                                             20,909          --          --          --         813           --

Issuance of Series C Convertible Preferred Stock
  (Notes 5 and 13)                                              10,189          --          --          --         396           --

Issuance of Series D Convertible Preferred Stock
  (Notes 5 and 13)                                              20,391          --          --          --         792           --

Net loss (restated)                                                 --          --          --          --          --      (13,353)
                                                            ----------  ----------  ----------  ----------  ----------   ----------


--------------------------------------------------------------------------------
                                                                            F-6

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                       CONTINUED

--------------------------------------------------------------------------------



                                                          PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                                     ------------------------   -----------------------    PAID-IN      ACCUMULATED
                                                       SHARES        AMOUNT       SHARES       AMOUNT      CAPITAL        DEFICIT
                                                     ----------    ----------   ----------   ----------   ----------    ----------

Balance December 31, 1998                                51,489            --   23,702,263           24       55,147       (43,263)

Conversion of series B, C, and D preferred stock
  into common stock (Notes 5 and 13)                    (51,489)           --    7,258,533            7           (7)           --

Issuance of Series E Convertible Preferred Stock
  at redemption value (Notes 5 and 13)                  335,000            --           --           --        2,030            --

Warrants issued in connection with Series E
  Convertible Preferred Stock                                --            --           --           --           60            --

Preferred stock dividends                                    --            --           --           --          (63)           --

Exercise of stock options                                    --            --        2,142           --            1            --

Net loss                                                     --            --           --           --           --        (3,985)
                                                     ----------    ----------   ----------   ----------   ----------    ----------

Balance, December 31, 1999                              335,000    $       --   30,962,938   $       31   $   57,168    $  (47,248)
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

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------



                                                                           1999        1998        1997
                                                                         --------    --------    --------
                                                                                    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $ (3,985)   $(13,353)   $(15,694)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                        696       1,150       1,282
         Loss on disposition of property and equipment                         --         601          --
         Equity in losses of unconsolidated subsidiary                         --       2,340       1,827
         Write down of investment in unconsolidated subsidiary                 --          43          --
         Provision for related party bad debt                                  --          --         814
         Minority interest in subsidiary losses                                --         300         (82)
         Amortization of debt discount                                         --         695         792
         Other                                                                 --          26         135
     Changes in assets and liabilities, net of sale of subsidiary and acquisitions:
         Accounts receivable                                                 (410)        (79)      4,085
         Inventory                                                             --        (271)       (360)
         Restricted cash                                                       --         (21)         --
         Prepaid assets                                                       (95)        132         178
         Other accounts receivable                                             --          18          45
         Accounts payable and accrued liabilities                             889        (776)     (1,347)
         Other                                                                 --          19         105
                                                                         --------    --------    --------

                  Net cash used in
                  operating activities                                     (2,905)     (9,176)     (8,220)
                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment purchased or constructed                                      (353)     (2,554)     (1,409)
     Patents acquired                                                        (113)       (150)       (401)
     Purchase of Commodore Separation Technologies, Inc.,
       Commodore CFC Technologies, Inc., and CFC
       Technologies, Inc., net of cash acquired                                --          --          --
     Advances to related parties                                             (135)        (96)         --
     Increase in restricted cash                                               --          50         410
     Cash held by subsidiary at the time of sale                               --        (715)         --
     Repayment of loans to affiliate, net of advances                          --         752        (723)
     Contributions to affiliate                                                --      (2,377)     (1,000)
                                                                         --------    --------    --------

                  Net cash used in
                  investing activities                                       (601)     (5,090)     (3,123)
                                                                         --------    --------    --------


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

                                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                    1999          1998          1997
                                                ----------    ----------    ----------

Net loss                                        $   (3,985)   $  (13,353)   $  (15,694)
Preferred stock dividends                              (63)          (14)         (240)
Dividends on Series A Preferred Stock
  (not declared)                                        --            --           (26)
                                                ----------    ----------    ----------
Net loss available to common
  shareholders                                  $   (4,048)   $  (13,367)   $  (15,960)
                                                ==========    ==========    ==========



--------------------------------------------------------------------------------
                                                                            F-17

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



3.   EARNINGS            Weighted average common shares
     PER SHARE             outstanding (basic)                         24,819,000        23,194,000        21,844,000
     CONTINUED           Series A Convertible Preferred Stock
                           (Note 13)                                           --                --               (*)
                         Series B Convertible Preferred Stock
                           (Note 13)                                           --               (*)                --
                         Series C Convertible Preferred Stock
                           (Note 13)                                           --               (*)                --
                         Series D Convertible Preferred Stock
                           (Note 13)                                           --               (*)                --
                         Series E Convertible Preferred Stock
                           (Note 13)                                          (*)
                         Employee Stock Options (Note 14)                     (*)               (*)               (*)
                         Warrants issued in connection with
                           various transactions (Note 14)                     (*)               (*)               (*)
                                                                   --------------    --------------    --------------

                         Weighted average common shares
                           outstanding (diluted)                       24,819,000        23,194,000        21,844,000
                                                                   ==============    ==============    ==============


                         Net loss per share - basic and diluted    $         (.16)   $         (.58)   $         (.73)
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
                                   ==========    ==========    ==========    ==========


--------------------------------------------------------------------------------
                                                                            F-20

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



     1998                                                           SEPARATION
                                                                     (THROUGH                       CORPORATE
                                                                   SEPTEMBER 28,                     OVERHEAD
                                       TOTAL          CASI             1998)        SOLUTION         & OTHER
                                   ------------    ------------    ------------    ------------    ------------

Revenue                            $     17,470    $     17,346    $         18    $         --    $        106

Costs and expenses:
   Cost of sales                         15,421          14,986              --             375              60
   Research and development               2,722              --           1,169           1,320             233
   General and administrative             8,188           1,835           1,896             440           3,947
   Depreciation and
     amortization                         1,150             103             287             422             338
   Minority interest                        300              --             300              --              --
                                   ------------    ------------    ------------    ------------    ------------

     Total costs and expenses            27,711          16,924           3,652           2,557           4,578
                                   ------------    ------------    ------------    ------------    ------------

Income (loss) from operations           (10,241)            422          (3,634)         (2,557)         (4,472)

Interest income                             337               1              94              --             242
Interest expense                         (1,066)           (125)             --              --            (941)
Equity in losses of
  unconsolidated subsidiary              (2,383)             --              --              --          (2,383)
                                   ------------    ------------    ------------    ------------    ------------

Net (loss) income                  $    (13,353)   $        298    $     (3,540)   $     (2,557)   $     (7,554)
                                   ============    ============    ============    ============    ============

Total assets                       $     15,617    $      3,506               $    $-     1,932    $     10,179
                                   ============    ============    ============    ============    ============

Expenditures for long-lived
  assets                           $      2,704    $        135    $        762    $      1,669    $        138
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
                                                       =======      =======      =======


--------------------------------------------------------------------------------
                                                                            F-24

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         On September 28, 1998, Applied repaid all amounts owed
     TRANSACTIONS        to Commodore by exchanging i) its 87% interest in the
     CONTINUED           Common Stock of Separation, ii) 20,909 shares of newly
                         created Series B Convertible Preferred Stock, iii)
                         10,189 shares of newly created Series C Convertible
                         Preferred Stock, iv) 20,391 shares of newly created
                         Series D Convertible Preferred Stock, v) a $357 receivable from Separation and vi) a modification of the new warrants granted in connection with the 1998
                         Intercompany Notes reducing the exercise price to $1.50. The value of the consideration given was less than the carrying amount of the Intercompany Notes.
                         Accordingly, due to the relationships of the parties involved, a $3,154 gain was recorded as a contribution to equity on debt restructuring as follows:

                              Carrying value of Intercompany Notes              $ 5,660
                                                                                -------
                              Value of 87% interest in a receivable
                                from Separation                                     500
                              Value of Series B Convertible Preferred Stock         813
                              Value of Series C Convertible Preferred Stock         396
                              Value of Series D Convertible Preferred Stock         792
                              Value of modification warrant                           5
                                                                                -------
                              Value of consideration given                       (2,506)
                                                                                -------

                              Equity contribution on debt restructuring         $ 3,154
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


                         As of the date of the transaction, the carrying value of Applied's 87% interest in the Common Stock of Separation and Applied's $357 receivable from Separation was $(4,164). Accordingly, a $4,664 contribution to equity (representing the difference between the book value and the fair value of Applied's investment in Separation) on the sale of affiliate was also recorded in connection with the transaction.


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

                         The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                      1999         1998         1997
                                                                    -------      -------      -------
                           Current tax benefit                      $(1,594)     $(4,244)     $(6,136)
                           Deferred tax expense                       1,594        4,244        6,136
                                                                    -------      -------      -------
                           Provision (benefit) for income taxes     $    --      $    --      $    --
                                                                    =======      =======      =======

                         The provision for income taxes for the year ended December 31 results in an effective tax rate which differs from federal income tax rates as follows:

                                                                  1999         1998         1997
                                                                -------      -------      -------
                           Expected tax benefit at federal
                             statutory rate                     $(1,355)     $(1,882)     $(5,336)
                           State income tax benefit, net of
                             federal income tax benefit            (239)        (332)        (942)
                           Loss on sale of subsidiary                --       (2,866)          --
                           Loss of NOLs in connection with
                             sale of affiliate                       --        3,689           --
                           Change in valuation allowance          1,594          476        5,694
                           Interest accretion                        --          796           86
                           Beneficial conversion                     --           --          300
                           Other                                     --          119          198
                                                                -------      -------      -------

                                    Income tax benefit          $    --      $    --      $    --
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

                         Had compensation expense for Applied's employee stock options been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS 123, Applied's net loss per share would have been increased to the pro forma amounts indicated below:

                                                               1999         1998       1997
                                                             -------     -------     --------
                            Net loss - as reported           $(3,985)   $(13,353)    $(15,694)
                            Net loss - pro forma             $(6,335)   $(15,749)    $(17,742)
                            Loss per share - as reported     $ (0.16)    $ (0.58)       (0.73)
                            Loss per share - pro forma       $ (0.26)    $ (0.68)       (0.82)

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

                         U.S. DEPARTMENT OF LABOR PENALTIES

                         CASI has been notified by the U.S. Department of Labor that it is being assessed penalties totaling $100 for failing to file reports of an independent qualified public accountant for its 401(k) salary deferral trust and Plan Annual Reports for 1996 and 1997. These reports have since been filed. The delay was the result of numerous problems with the Plan's former record keeper. The Company hopes to settle these penalties for less than the assessed amounts and/or recover the amounts from the previous record keeper.

                         GUARANTEE


                         The Company, along with several other entities, in a prior year guaranteed a performance bond of Separation relating to the Port of Baltimore contract.
                         The Company was notified on June 28, 2000 that the performance bond is being called. It is not known, at this time, the amount, if any, the Company's share will be. The maximum exposure is approximately $390.


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


19.  RESTATEMENT         The Company has restated its previously issued
     OF THE 1998         consolidated financial statements for the year ended
     FINANCIAL           December 31, 1998. The restatement was made to reflect
     STATEMENTS          the gain on transactions with related parties to
                         satisfy a debt obligation (which included the sale of a 87% owned related company) as a contribution of capital instead of recording the transactions as income in the consolidated financial statements.

                         The following schedule summarizes the adjustment leading to the restatement of the 1998 financial statements.

                                                      AS ORIGINALLY
                              CATEGORY                  REPORTED        RESTATED
                         -------------------------------------------------------
                         Net loss                       $(5,535)       $(13,353)
                         Net loss per share             $  (.24)       $   (.58)
                         Additional paid-in capital     $47,329        $ 55,147

                         The revised net loss reflects a change of now recording as a contribution of capital both the previously reported recognition of a $3,154 gain on satisfying a debt obligation to a company which is a material stockholder of the Company and a $4,664 previously reported gain relating to the difference between the carrying value of a publicly held subsidiary and the fair market value of the subsidiary at the time of the contribution to the material shareholder. This restatement is reflected in the consolidated
                         December 31, 1998 financial statements.


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