Form 10-Q
period 2000-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2000-08-14
CIK 1013556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11871

COMMODORE APPLIED TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3312952 (I.R.S. Employer Identification No.)

150 East 58th Street New York, New York (Address of principal executive office)	10155 (Zip Code)

Registrant’s telephone number, including area code: (212) 308-5800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]    No [   ]

     The number of shares the common stock outstanding at August 4, 2000 was 32,361,822.

COMMODORE APPLIED TECHNOLOGIES, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1:     Financial Statements

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in Thousands, except per share data)

ASSETS	June 30, 2000	December 31, 1999

	(unaudited)
Current Assets:
Cash and cash equivalents	$1,133	$1,797
Accounts receivable, net	3,115	3,552
Notes and advances to related parties	310	265
Restricted cash and equivalents	22	21
Prepaid assets and other current receivables	500	366

Total Current Assets	5,080	6,001
Investments and advances	325	—
Property and equipment, net	2,143	2,244
Other assets
Patents and completed technology, net of accumulated amortization
of $547 and $478, respectively	929	961
Goodwill, net of accumulated amortization of $959 and $831, respectively	6,713	6,841

Total Assets	$15,190	$16,047

See notes to condensed consolidated financial statements.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in Thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2000	December 31, 1999

	(unaudited)

Current Liabilities:
Accounts payable	$1,289	$1,792
Current portion of long term debt	953	200
Line of credit	823	948
Other accrued liabilities	1,661	2,255

Total Current Liabilities	4,726	5,195

Long term debt	162	716
Notes payable to related parties	185	185

Total Liabilities	5,073	6,096

Commitments and contingencies	—	—

Stockholders’ Equity
Convertible Preferred Stock, Series E & F
Par value $0.001 per share,
5% to 12% cumulative dividends,
601,700 and 335,000 shares authorized,
issued and outstanding as of June 30,
2000 and December 31, 1999, respectively.
The shares had an aggregate liquidation
value of $7,022,000 and $4,355,000 at
June 30, 2000 and December 31, 1999
respectively	—	—
Common Stock, par value $0.001 per share,
100,000,000 shares authorized, 32,319,542
and 30,962,938 issued and outstanding,
at June 30, 2000 and December 31, 1999,
respectively	32	31
Additional paid-in capital	59,209	57,168
Accumulated deficit	(49,124)	(47,248)

Total Stockholders’ Equity	10,117	9,951

Total Liabilities and Stockholders’ Equity	$15,190	$16,047

See notes to condensed consolidated financial statements.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited - Dollars in Thousands, except per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2000	1999	2000	1999

Contract revenues	$4,538	$4,754	$8,870	$8,550
Costs and expenses:
Cost of sales	3,927	3,914	7,858	7,368
Research and development	354	277	600	562
General and administrative	1,065	903	1,845	1,655
Depreciation and amortization	217	177	379	364

Total costs and expenses	5,563	5,271	10,682	9,949

Loss from operations	(1,025)	(517)	(1,812)	(1,399)

Other income (expense):
Interest income	23	6	39	23
Interest expense	(55)	(15)	(103)	(30)

Net other income (expense)	(32)	(9)	(64)	(7)

Loss before income taxes	(1,057)	(526)	(1,876)	(1,406)
Income taxes	—	—	—	—

Net loss	$(1,057)	$(526)	$(1,876)	$(1,406)

Loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.06)

Number of weighted average shares outstanding (000’s)	31,911	23,702	31,525	23,702

See notes to condensed consolidated financial statements.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited - Dollars in Thousands, except per share data)

	Six months ended
	June 30,	June 30,
	2000	1999

Cash flows from operating activities:
Net loss	$(1,876)	$(1,406)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	380	364
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	437	(1,132)
Prepaid assets	(134)	(88)
Other assets	(1)	(28)
Accounts payable	(503)	281
Payables to related parties	—	—
Other liabilities	(594)	(132)

Net cash provided/(used) in operating activities	(2,291)	(1,965)

Cash flows from investing activities:
Purchase of equipment	(82)	(587)
Acquisition of patents	(37)	—
Advances to related parties	(45)	50
Other investments	(325)	—

Net cash provided/(used) in investing activities	(489)	(537)

Cash flows from financing activities:
Increase in (repayment of) line of credit	(125)	1,119
Decrease in notes and loans payable	199	(3)
Preferred stock dividends	(295)	—
Proceeds from sale of preferred stock and warrants	1,770	—
Proceeds from sale of common stock	567	—

Net cash provided/(used) in financing activities	2,116	1,116

Increase (decrease) in cash	(664)	(1,386)
Cash, beginning of period	1,797	1,798

Cash, end of period	$1,133	$412

See notes to condensed consolidated financial statements.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 June 30, 2000

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K/A for the year ended December 31, 1999.

     Certain prior-year amounts have been reclassified to conform to the current year presentation.

     For the years ended December 31, 1999, 1998, and 1997, Applied incurred losses of $3,985,000, $13,353,000 and $15,694,000, respectively and $1,876,000 for the six months ended June 30, 2000. Applied has also experienced net cash outflows from operating activities of $2,888,000, $9,155,000 and $8,220,000 for the years ended December 31, 1999, 1998 and 1997, respectively and $2,291,000 for the six months ended June 30, 2000. Applied’s continuation as a company is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

     As explained in Note B, in March 2000, Applied completed a $2.0 million financing through a private placement. Net proceeds to the Company were $1.77 million.

     Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $118,000 at December 31, 1999 and June 30, 2000.

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method as the Company does not have a controlling interest in the venture. This investment is carried at $0 at December 31, 1999 and $325,000 at June 30, 2000. The Company will continue to monitor the carrying value of its investment. The LLC repaid advances totaling $143,000 in the first quarter of

2000. The Company had previously charged off these advances. This recovery was recorded as an offset to Research and Development Costs.

     Equity in losses of unconsolidated subsidiary for the six months ended June 30, 2000 and June 30, 1999 was $0. The LLC joint venture reported the following results for the first six months of 2000:

(Unaudited)
Revenues	$6,362,000
Net Income	375,000
Total Assets	6,281,000
Members Capital	1,589,000

     These results are based on the LLC being successful in negotiating certain “change orders” with the Department of Army. Due to the uncertainty of collection of the change orders, Applied has not recorded its interest in this reported net income for the six months ending June 30, 2000.

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

Note B - Stockholders’ Equity

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

     The Series F convertible preferred stock has an annual dividend rate of 12% through September 30, 2000 and 5% thereafter, paid quarterly. Transaction costs totaled $230,000 resulting in net proceeds to the Company of $1.77 million. The Company has paid $91,567 in dividends on this stock through June 30, 2000.

Common Stock

     In March 2000, the Company settled a dispute over financing commissions, in part, by committing to issue 100,000 shares of the Company’s unregistered common stock, par value $0.001. This commitment was charged to Additional Paid in Capital as additional transaction costs upon stock issuance in April 2000.

Note C – Segment Information

          Using the guidelines set forth in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” Applied has identified three reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Advanced Sciences (“CASI”), which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis and Solution, which is developing and constructing equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia. Common overhead costs are allocated between segments based on a record of time spent by executives. Applied evaluates segment performance based on the segment’s net income (loss). Applied’s foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concern ing Applied’s reportable segments is shown in the following table.

Three Months Ended June 30, 2000
(Dollars in Thousands)

				Corporate
				Overhead
	Total	CASI	Solution	and Other

Contract Revenues	$4,538	$4,488	$50	$—

Costs and expenses
Cost of sales	3,927	3,808	119	—
Research and development	354	—	354	—
General and administrative	1,065	416	20	629
Depreciation and amortization	217	21	96	100

Total costs and expenses	5,563	4,245	589	729

Income (loss) from operations	(1,025)	243	(539)	(729)

Interest income	23	—	—	23
Interest expense	(55)	(23)	(32)	—
Equity in losses of
unconsolidated subsidiary	—	—	—	—

Net income (loss)	$(1,057)	$220	$(571)	$(706)

Total assets	$15,190	$2,941	$2,624	$9,625

Expenditures for long-lived assets	$50	$12	$0	$38

Six Months Ended June 30, 2000
(Dollars in Thousands)

				Corporate
				Overhead
	Total	CASI	Solution	and Other

Contract Revenues	$8,870	$8,775	$70	$25

Costs and expenses
Cost of sales	7,858	7,703	155	—
Research and development	600	—	743	(143)
General and administrative	1,845	696	19	1,130
Depreciation and amortization	379	41	138	200

Total costs and expenses	10,682	8,440	1,055	1,187

Income (loss) from operations	(1,812)	335	(985)	(1,162)

Interest income	39	—	—	39
Interest expense	(103)	(56)	(47)	—
Equity in losses of
unconsolidated subsidiary	—	—	—	—

Net income (loss)	(1,876)	$279	$(1,032)	$(1,123)

Total assets	$15,190	$2,941	$2,624	$9,625

Expenditures for long-lived assets	$119	$14	$67	$38

Three Months Ended June 30, 1999
(Dollars in Thousands)

				Corporate
				Overhead
	Total	CASI	Solution	and Other

Contract Revenues	$4,754	$4,754	$—	$—

Costs and expenses
Cost of sales	3,914	3,914
Research and development	277	—	277
General and administrative	903	433	27	443
Depreciation and amortization	176	32	71	73

Total costs and expenses	5,270	4,379	375	516

Income (loss) from operations	(516)	375	(375)	(516)

Interest income	6			6
Interest expense	(15)	(15)
Equity in losses of
unconsolidated subsidiary

Net income (loss)	$(525)	$360	$(375)	$(510)

Total assets	$15,476	$5,015	$2,094	$8,365

Expenditures for long-lived assets	$322	$—	$322	$—

Six Months Ended June 30, 1999
(Dollars in Thousands)

				Corporate
				Overhead
	Total	CASI	Solution	and Other

Contract Revenues	$8,550	$8,550	$—	$—

Costs and expenses
Cost of sales	7,368	7,368
Research and development	562		562
General and administrative	1,655	700	33	922
Depreciation and amortization	364	59	160	145

Total costs and expenses	9,949	8,127	755	1,067

Income (loss) from operations	(1,399)	423	(755)	(1,067)

Interest income	23			23
Interest expense	(30)	(30)
Equity in losses of
unconsolidated subsidiary

Net income (loss)	$(1,406)	$393	$(755)	$(1,044)

Total assets	$15,476	$5,015	$2,094	$8,367

Expenditures for long-lived assets	$587	$—	$587	$—

Note D - Contingencies

          Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

          The Company previously reported notification by the Department of Labor that it was being assessed penalties totaling $100,000 for failure to file certain reports. The Company has settled this amount for $6,000.

          In the normal course of business, the Company has loaned monies to, borrowed monies from and guaranteed performance bonds of affiliates.

Note E - Proposed Acquisition

          The Company announced in May 2000 that it has entered into an agreement to acquire 81% of Dispute Resolution Management, Inc. ("DRM"), an international consulting firm specializing in the management and settlement of complex, latent and long-term tail insurance claims, including environmental, asbestos, products liability and other claims, for large corporate and government clients.

          The purchase price of the DRM assets and business is approximately $15 million, plus 1 million shares of Company common stock and warrants to purchase an additional 1 million shares of Company common stock and warrants to purchase an additional 1 million shares of common stock at $2.00 per share. The DRM stockholders, who will continue to own a 19 percent interest in the business, are entitled to receive on-going payments over a five-year period based on a percentage of the profits generated by the existing DRM business. Consummation of this transaction is subject to a number of conditions, including a satisfactory due diligence investigation and financing.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

          Commodore Applied Technologies, Inc. and subsidiaries (the "Company" or "Applied"), is engaged in the destruction and neutralization of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs).

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999

          Revenues were $4,538,000 and $8,870,000 for the three and six months ended June 30, 2000, compared to $4,754,000 and $8,550,000 for the three and six months ended June 30, 1999. Such revenues were primarily from the Company's ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. The Company has seen some increase in annualized sale volume as there was unusually high activity on a major contract in the first six months of 2000 that we expect to reduce to normal levels for the remainder of the year. The Company has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $7,681,000 or 87.5% of total revenues for the six months ending June 30, 2000.

          Cost of sales were $3,927,000 and $7,858,000 for the three and six month periods ending June 30, 2000 compared to $3,914,000 and $7,386,000 for the three and six month periods ending June 30, 1999. These amounts reflect an increasing percentage of sales. CASI has certain fixed price contracts that limit cost recovery to certain maximum rates. The Company has experienced increases in salaries and benefit costs (especially health insurance) that could not be recovered, in full, under existing contracts.

          For the three and six months ended June 30, 2000, the Company incurred research and development costs of $354,000 and $600,000 as compared to $277,000 and $562,000 for the three and six months ended June 30, 1999. Excluding the one time credit of $143,000 in 2000 (See Note A to the Condensed Consolidated Financial Statements), research and development costs would have been $743,000 for the first six months of 2000. This increase over 1999 is attributable to performing the successful U.S. Environmental Protection Agency tests that should result in a new permit for the S-10 machine in the second half of 2000. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset.

          General and administrative expenses for the three and six months ended June 30, 2000 were $1,065,000 and $1,845,000 as compared to $903,000 and $1,655,000 for the three and six months ended June 30, 1999. This difference is primarily related to professional fees incurred in 2000 to file a registration statement with the Securities and Exchange Commission as required by the Series F preferred stock agreement (see "Liquidity and Capital Resources") and professional fees and travel costs related to the negotiations and financing activities on the proposed acquisition of Dispute Resolution Management, Inc. (see Note E to Condensed Consolidated Financial Statements).

          Interest income was $23,000 and $39,000 for the three and six months ended June 30, 2000, as compared to $6,000 and $23,000 for the three and six months ended June 30, 1999.

          Interest expense for the three and six months ended June 30, 2000 was $55,000 and $103,000 as compared to $15,000 and $30,000 for the three and six months ended June 30, 1999. This is due to the increase in debt between periods, primarily the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 2000 and December 31, 1999, CASI had a $823,000 and $948,000 outstanding balance, respectively, on its revolving lines of credit. In August 1998, CASI refinanced their line of credit. The line of credit is not to exceed 75% of eligible receivable or $2,000,000 and is due August 4, 2000 with interest payable monthly at prime plus 1.5 percent (9.25 percent as of June 30, 2000). The credit line is collateralized by the assets of CASI and is guaranteed by Applied. This line of credit contains certain financial covenants and restrictions including minimum ratios that CASI must satisfy. CASI was in compliance with the covenants at June 30, 2000 and December 31, 1999. The Company expects to place this line of credit, at essentially the same terms, with a new lender in August or September 2000. The Company has verbal assurances from the current lender that the current line will be extended while the Company negotiates a final credit line with a new lender. These negotiations are currently ongoing.

          The line of credit was amended July 15, 1999 to include a promissory note of $1,000,000 secured by substantially all the property and equipment of the Company. The term loan is payable at $16,667 per month plus interest.

          For the six months ended June 30, 2000, the Company incurred a net loss of $1,876,000 as compared to a net loss of $1,406,000 for the six months ended June 30, 1999. For the years ended December 31, 1999, 1998 and 1997, the Company incurred losses and also experienced net cash outflows from operating activities. At June 30, 2000 the Company had working capital of $354,000 and shareholders' equity of $10,117,000.

          The contract with one customer, representing $5,962,000, or 67.9% of the first six months of 2000 revenues is scheduled to end on September 30, 2000. The Company expects to be successful with its efforts to rebid this work, but at a significantly reduced level. The Company uses many subcontractors to service this account, and it is anticipated that much of this subcontract work will be reduced or eliminated with the anticipated work reduction. The negative impact on profits from this work reduction should be offset by increases in other areas of the Company's business.

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

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards of approximately $25,000,000. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

YEAR 2000 CONSIDERATIONS

          Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit data field used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. As of June 30, 2000, the Company has not experienced and any such computer difficulty; however, computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties may, depending upon their pervasiveness and severity, have a material adverse effect on the Company's business, financial condition and results of operations. Any of the following could have a material adverse effect on the Company's business, financial condition and results of operations:

  a failure to fully identify all year 2000 dependencies in the Company's system;
  a failure to fully identify all year 2000 dependencies in the systems of third parties with whom the Company does business;
  a failure of any third party with whom the Company does business to adequately address their year 2000 issues;
  the failure of any contingency plans developed to protest the Company's business and operations from year 2000 related interruptions; and;

   delays in the implementation of new systems resulting from year 2000 problems.

FORWARD-LOOKING STATEMENTS

          Certain matters discussed in this Quarterly Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans an d objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, t he ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

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

ITEM 4.          Submission of Matters to a Vote of Security Holders

                         Not applicable.

ITEM 5.          Other Events

                         Not applicable

ITEM 6.          Exhibits and Reports on Form 8-K

(a)	Exhibit
27 Financial Data Schedule

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated May 11, 2000, regarding:
1) Shelby T. Brewer, Ph.D. joining the management team of the Company;
2) An Agreement to acquire Dispute Resolution Management, Inc.; and
3) Treatment of contaminated soil at the Lualualei Naval Radio Transmitting facility in Oahu, Hawaii.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000	COMMODORE APPLIED TECHNOLOGIES, INC. (Registrant)

	By	/s/James M. De Angelis

James M. De Angelis - Senior Vice President and Chief Financial Officer (as both a duly authorized officer of the registrant and the principal financial officer of the registrant)