Form 10-Q
period 2000-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2000-11-14
CIK 1013556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

1-11871
(Commission File Number)

COMMODORE APPLIED TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3312952 (I.R.S. Employer Identification No.)

150 East 58th Street New York, New York (Address of principal executive office)	10155 (Zip Code)

(212) 308-5800
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             The number of shares the common stock outstanding at November 3, 2000 was 48,330,385.

COMMODORE APPLIED TECHNOLOGIES, INC.
FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheet— September 30, 2000 and December 31, 1999	3
	Condensed Consolidated Statement of Operations— Three and nine months ended September 30, 2000 and September 30, 1999	4
	Condensed Consolidated Statement of Cash Flows— Nine months ended September 30, 2000 and September 30, 1999	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II.	OTHER INFORMATION	15

SIGNATURES	16

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	September 30, 2000	December 31, 1999

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,309	$1,797
Accounts receivable, net	2,790	3,552
Notes and advances to related parties	335	265
Restricted cash and equivalents	22	21
Prepaid and other current assets	432	366

Total Current Assets	4,888	6,001
Investments and advances	361	—
Property and equipment, net	2,152	2,244
Other assets
Patents and completed technology, net of accumulated amortization of $580 and $478, respectively	896	961
Goodwill, net of accumulated amortization of $1,127 and $831, respectively	31,564	6,841
Other, net of accumulated amortization of $44 and $0, respectively	2,581	—

Total Assets	$42,442	$16,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,689	$1,792
Notes payable to related parties	375	—
Current portion of long term debt	903	200
Line of credit	643	948
Acquisition obligation to related parties	13,663	—
Other accrued liabilities	1,726	2,255

Total Current Liabilities	18,999	5,195
Long term debt	143	716
Acquisition obligation to related parties	7,647	185

Total Liabilities	26,789	6,096
Commitments and contingencies	—	—
Minority interest	61	—
Stockholders’ Equity
Convertible Preferred Stock, Series E & F Par value $0.001 per share, 5% to 12% cumulative dividends, 586,700 and 335,000 shares authorized, issued and outstanding as of September 30, 2000 and December 31, 1999, respectively. The shares had an aggregate liquidation value of $7,627,100 and $4,355,000 at September 30, 2000 and December 31, 1999, respectively	1	—
Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 48,026,172 and 30,962,938 issued and outstanding, at September 30, 2000 and December 31, 1999, respectively	48	31
Additional paid-in capital	66,653	57,168
Accumulated deficit	(51,110)	(47,248)

Total Stockholders’ Equity	15,592	9,951

Total Liabilities and Stockholders’ Equity	$42,442	$16,047

See notes to condensed consolidated financial statements.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	Sept 30, 2000	Sept 30, 1999	Sept 30, 2000	Sept 30, 1999

Contract revenues	$4,250	$4,851	$13,120	$13,401
Costs and expenses:
Cost of sales	3,856	4,358	11,714	11,726
Research and development	331	276	931	838
General and administrative	1,637	905	3,482	2,559
Depreciation and amortization	393	176	772	540
Minority interest	(36)	—	(36)	—

Total costs and expenses	6,181	5,715	16,863	15,663

Loss from operations	(1,931)	(864)	(3,743)	(2,262)

Other income (expense):
Interest income	11	7	50	29
Interest expense	(62)	(87)	(165)	(117)
Other expense	(5)	—	(5)	—

Net other income (expense)	(56)	(80)	(120)	(88)

Loss before income taxes	(1,987)	(944)	(3,863)	(2,350)
Income taxes	—	—	—	—

Net loss	$(1,987)	$(944)	$(3,863)	$(2,350)

Loss per share	$(0.05)	$(0.04)	$(0.11)	$(0.10)

Number of weighted average shares outstanding (000’s)	36,272	23,702	33,344	23,702

See notes to condensed consolidated financial statements.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited—Dollars in thousands, except per share data)

	Nine months ended

	September 30, 2000	September 30, 1999

Cash flows from operating activities:
Net loss	$(3,863)	$(2,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	772	540
Minority interest	(36)
Bad debts provision	174
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	745	(66)
Prepaid assets	(20)	40
Other assets	(70)	(151)
Accounts payable	54	(194)
Payables to related parties	541	—
Other liabilities	(579)	(559)

Net cash provided/(used) in operating activities	(2,282)	(2,740)
Cash flows from investing activities:
Purchase of equipment	(112)	(386)
Acquisition of patents	(37)	—
Advances to related parties	50	57
Other investments	(325)	—
Purchase of DRM, net of cash acquired	587	—

Net cash provided/(used) in investing activities	163	(329)
Cash flows from financing activities:
Increase in (repayment of) line of credit	(305)	870
Increase (decrease) in notes and loans payable	(45)	963
Preferred stock dividends	(475)	—
Proceeds from sale of preferred stock and warrants	1,858	—
Proceeds from sale of common stock	598	—

Net cash provided/(used) in financing activities	1,631	1,833
Increase (decrease) in cash	(488)	(1,236)
Cash, beginning of period	1,797	1,798

Cash, end of period	$1,309	$562

See notes to condensed consolidated financial statements.

COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited—Dollars in thousands, except per share data)

September 30, 2000

Note A.      Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements for Commodore Applied Technologies, Inc. and subsidiaries (the “ Company” or “Applied”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

             The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K/A for the year ended December 31, 1999.

             Certain prior-year amounts have been reclassified to conform to the current year presentation.

             For the years ended December 31, 1999, 1998, and 1997, Applied incurred losses of $3,985, $13,353 and $15,694, respectively and $3,863 for the nine months ended September 30, 2000. Applied has also experienced net cash outflows from operating activities of $2,888, $9,155 and $8,220 for the years ended December 31, 1999, 1998 and 1997, respectively and $2,409 for the nine months ended September 30, 2000. Applied’s continuation as a company is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, and the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

             As explained in Note B, in March 2000, Applied completed a $2.0 million financing through a private placement. Net proceeds to the Company were $1.77 million.

             Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $118 at December 31, 1999 and $296 September 30, 2000.

             The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries including Dispute Resolution Management, Inc (See Note E). All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method as the Company does not have a controlling interest in the venture. This investment is carried at $0 at December 31, 1999 and $325 at September 30, 2000. The Company will continue to monitor the carrying value of its investment. The LLC repaid advances totaling $143 in the first quarter of 2000. The Company had previously charged off these advances. This recovery was recorded as an offset to Research and Development Costs.

             Equity in losses of the unconsolidated subsidiary for the nine months ended September 30, 2000 and September 30, 1999 was $0. The LLC joint venture reported the following results for the first nine months of 2000:

(Unaudited)

Revenues	$8,008
Net Income	107
Total Assets	4,381
Members’ Capital	1,322

             These results are based on the LLC being successful in negotiating certain “change orders” with the Department of Army. Due to the uncertainty of collection of the change orders, Applied has not recorded its interest in this reported net income for the nine months ending September 30, 2000.

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

Note B.      Stockholders’ Equity

             The Certificate of Incorporation was amended in 1999, increasing authorized shares of common stock from 75,000,000 to 100,000,000. An amendment is currently pending with Shareholders to increase authorized shares of common stock to 125,000,000.

Convertible Preferred Stock

             In March 2000, Applied completed $2.0 million in financing through a private placement. The Company issued 266,700 shares of a new Series F convertible preferred stock, convertible into the Company’s common stock at any time on or after September 30, 2000. On conversion the investor will receive for each converted preferred share the greater number of Company common shares as determined by (1) the face per share ($10) plus accrued dividend divided by the average of the closing prices over a ten consecutive trading day period ending on the Trading day immediately preceding the Conversion date or (2) $7.50 (the cash invested for each preferred share) divided by $1.93875.

             The Series F convertible preferred stock has a liquidation preference of $10, per share. In addition, the Company issued warrants to purchase 363,475 shares of common stock at $1.93875 per share. These warrants expire on March 16, 2005.

             The Series F convertible preferred stock has an annual dividend rate of 12% through September 30, 2000 and 5% thereafter, paid quarterly. Transaction costs totaled $230 resulting in net proceeds to the Company of $1.77 million. The Company has recorded $172 in dividends on this stock through September 30, 2000.

Common Stock

             In March 2000, the Company settled a dispute over financing commissions, in part, by committing to issue 100,000 shares of the Company’s unregistered common stock, par value $0.001. This commitment was charged to Additional Paid in Capital as additional transaction costs upon stock issuance in April 2000.

             In the third quarter of 2000, the Company converted 15,000 shares of Series E convertible preferred shares into 136,368 shares of the Company’s common stock.

             The Company has considered all 15,500,000 common shares identified as consideration in the Dispute Resolution Management, Inc. acquisition (See Note E) as issued and outstanding as of September 30, 2000.

Note C.      Segment Information

             Using the guidelines set forth in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” Applied has identified four reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Advanced Sciences (“CASI”), which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis; Solution, which is developing and constructing equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia; and Dispute Resolution Management Inc. (“DRM”), which provides a package of services to help companies recover financial settlements from insurance policies to defray costs association with environmental liabilities. Overhead costs specific to a segment are recorded as part of that segment’s results. Common overhead, including parent company costs, is not allocated to operating segments and is reported separately. Applied evaluates segment performance based on the segment’s net income (loss). Applied’s foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied’s reportable segments is shown in the followi ng table.

Three Months Ended September 30, 2000
(Dollars in thousands)

	Total	CASI	Solution	DRM	Corporate Overhead and Other

Contract revenues	$4,250	$4,138	$12	$100	$0
Costs and expenses
Cost of sales	3,856	3,739	117	—	—
Research and development	331	—	331	—	—
General and administrative	1,637	411	16	280	930
Depreciation and amortization	393	21	121	3	248
Minority interest	(36)	—	—	(36)	—

Total costs and expenses	6,181	4,171	585	247	1,178

Income (loss) from operations	(1,931)	(33)	(573)	(147)	(1,178)
Interest income	11	—	—	4	7
Interest expense	(62)	(36)	(23)	(3)	—
Other expense	(5)	—	—	(5)	—

Net income (loss)	$(1,987)	$(69)	$(596)	$(151)	$(1,171)

Total assets	$42,442	$2,879	$2,099	$791	$36,673
Expenditures for long-lived assets	$27,671	$9	$18	$—	$27,644

Nine Months Ended September 30, 2000
(Dollars in thousands)

	Total	CASI	Solution	DRM	Corporate Overhead and Other

Contract revenues	$13,120	$12,913	$82	$100	$25
Costs and expenses
Cost of sales	11,714	11,442	272	—	—
Research and development	931	—	1,074	—	(143)
General and administrative	3,482	1,107	35	280	2,060
Depreciation and amortization	772	62	259	3	448
Minority interest	(36)	—	—	(36)	—

Total costs and expenses	16,863	12,611	1,640	247	2,365

Income (loss) from operations	(3,743)	302	(1,558)	(147)	(2,340)
Interest income	50	—	—	4	46
Interest expense	(165)	(92)	(70)	(3)	—
Income tax expense	(5)	—	—	(5)	—

Net income (loss)	$(3,863)	$210	$(1,628)	$(151)	$(2,294)

Total assets	$42,442	$2,879	$2,099	$791	$36,673
Expenditures for long-lived assets	$27,756	$28	$82	$—	$27,646

Three Months Ended September 30, 1999
(Dollars in thousands)

	Total	CASI	Solution	Corporate Overhead and Other

Contract revenues	$4,851	$4,851	$—	$—
Costs and expenses
Cost of sales	4,358	4,358
Research and development	276	—	276
General and administrative	905	167	114	624
Depreciation and amortization	176	52	55	69

Total costs and expenses	5,715	4,577	445	693

Income (loss) from operations	(864)	274	(445)	(693)
Interest income	7			7
Interest expense	(87)	(87)
Equity in losses of unconsolidated subsidiary

Net income (loss)	$(944)	$187	$(445)	$(686)

Total assets	$14,345	$2,862	$2,496	$8,990
Expenditures for long-lived assets	$21	$—	$21	$—

Nine Months Ended September 30, 1999
(Dollars in thousands)

	Total	CASI	Solution	Corporate Overhead and Other

Contract revenues	$13,401	$13,401	$—	$—
Costs and expenses
Cost of sales	11,726	11,726
Research and development	838		838
General and administrative	2,559	868	146	1,545
Depreciation and amortization	540	110	216	214

Total costs and expenses	15,663	12,704	1,200	1,759

Income (loss) from operations	(2,262)	697	(1,200)	(1,730)
Interest income	29			29
Interest expense	(117)	(117)
Equity in losses of unconsolidated subsidiary

Net income (loss)	$(2,350)	$580	$(1,200)	$(1,730)

Total assets	$14,348	$2,862	$2,496	$8,990
Expenditures for long-lived assets	$386	$—	$386	$—

Note D.      Contingencies

             Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

             In the normal course of business, the Company has loaned monies to, borrowed monies from and guaranteed performance bonds of affiliates.

Note E.      Acquisition

             On August 30, 2000, Applied completed a stock purchase agreement with Dispute Resolution Management, Inc. (“DRM”) and its two shareholders. This agreement amended and restated in its entirety the terms of an agreement and plan of merger, dated August 18, 2000, which Applied had previously entered into with DRM and its shareholders.

             Under terms of the current agreement, Applied purchased 81% of the issued and outstanding capital stock of DRM from the two shareholders. The consideration to these shareholders (and their designees) consisted of:

               a) 10.5 million shares of Applied common stock. Of these 10.5 million shares, 9.5 million are subject to a one-year option to repurchase any or all shares.

               b) 5 million shares of Applied common stock in exchange for an option to purchase the remaining 19% interest in DRM. The option price will be based upon the relative appraised values of DRM and Applied.

               c) Five-year warrants to purchase up to an aggregate of 1.0 million shares of Applied common stock at an exercise price of $2.00 per share.

               d) Quarterly earn-out distributions equal to 35% of the cash flow of DRM over an earn-out period commencing as of September 1, 2000 and ending December 31, 2005. Applied has agreed that if DRM has not distributed to these shareholders a total of $10.0 million in cash in earn-out payments by December 31, 2003, Applied will make up any difference between $10.0 million and the actual cash distributed. This difference can be paid in Applied common shares at Applied’s sole discretion.

             Applied has an absolute and irrevocable obligation to repurchase, by the end of the one-year option period, that number of 9.5 million shares of Applied common stock necessary to provide the holders of those shares with a total of $14.5 million. It is Applied’s intention to exercise its option to reacquire these shares during the one-year period and sell these shares to generate the cash necessary to meet the $14.5 million obligation.

             The former owners of DRM have entered into five-year employment agreements with DRM providing for starting salaries of $262 per year, with annual increases of not more than 5%. In addition, these individuals have entered into five-year non-competition agreements with DRM.

             Applied has valued the consideration given up as follows:

9.5 million option common shares	$13,122
5.0 million common shares	5,469
1.0 million common shares	1,094
Warrants to purchase 1.0 million common shares	959
Future payment guarantee	10,000
Imputed interest on future payment guarantee	(2,588)

Total	$28,056

             DRM’s equity at the date of acquisition was $509. 81% of this equity was $412.

             Applied recorded the difference between the consideration given up ($28,056) and its ownership in DRM equity ($412) as follows:

Covenants not to compete	$2,625
Goodwill	25,019

Total	$27,644

             Covenants not to compete will be amortized over their 5 year life. Goodwill will be amortized over a 20 year life.

             Supplemental nine month pro forma information as though DRM had been acquired at the beginning of 2000, is as follows:

Revenues	$17,376
Net income	(2,829)
Earnings per share	$(.06)

Note F.      Related Party Short Term Loan

             Effective September 20, 2000, Applied received a $500 loan from an affiliated individual. This loan matures on March 15, 2001 and bears a 9.75% interest rate. Interest is payable monthly. The note can be converted into Applied common shares at an exchange rate of one share for every $1.0625 of loan value. In addition, the Company issued a warrant to purchase 100,000 Applied common shares at $1.0625. This warrant is good for two years. This warrant was valued at $88 and this amount will be amortized to interest expense over the life of the related debt.

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

             Through Dispute Resolutions Management, Inc. (“DRM”), an 81% owned subsidiary acquired August 30, 2000, Applied provides a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities.

Results of Operations

             Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999

             Revenues were $4,250,000 and $13,120,000 for the three and nine months ended September 30, 2000, compared to $4,851,000 and $13,401,000 for the three and nine months ended September 30, 1999. Such revenues were primarily from the Company’s ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. There has been no significant variation in sales volume between periods. The Company has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $7,681,000 or 87.5% of total revenues fo r the nine months ending September 30, 2000.

             Cost of sales were $3,856,000 and $11,714,000 for the three and nine month periods ending September 30, 2000 compared to $4,358,000 and $11,726,000 for the three and nine month periods ending September 30, 1999. These amounts reflect an increasing percentage of sales. CASI has certain fixed price contracts that limit cost recovery to certain maximum rates. The Company has experienced increases in salaries and benefit costs (especially health insurance) that could not be recovered, in full, under existing contracts.

             For the three and nine months ended September 30, 2000, the Company incurred research and development costs of $ 331,000 and $931,000 as compared to $276,000 and $838,000 for the three and nine months ended September 30, 1999. Excluding the one time credit of $143,000 in 2000 (See Note A to the Condensed Consolidated Financial Statements), research and development costs would have been $1,074,000 for the first nine months of 2000. This increase over 1999 is attributable to performing the successful U.S. Environmental Protection Agency tests that Applied anticipates will result in a new permit for the S-10 machine in the first quarter of 2001. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Rese a rch and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset.

             General and administrative expenses for the three and nine months ended September 30, 2000 were $1,637,000 and $3,482,000 as compared to $905,000 and $2,559,000 for the three and nine months ended September 30, 1999. This difference is primarily related to professional fees incurred in 2000 to file a registration statement with the Securities and Exchange Commission as required by the Series F preferred stock agreement (see “Liquidity and Capital Resources”) and professional fees and travel costs related to the negotiations and financing activities on the acquisition of Dispute Resolution Management, Inc. (see Note E to Condensed Consolidated Financial Statements).

             Interest income was $11,000 and $50,000 for the three and nine months ended September 30, 2000, as compared to $7,000 and $29,000 for the three and nine months ended September 30, 1999.

             Interest expense for the three and nine months ended September 30, 2000 was $62,000 and $165,000 as compared to $87,000 and $117,000 for the three and nine months ended September 30, 1999. This is due to the increase in debt between periods, primarily the line of credit and recognition of interest expense in connection with the acquisition of DRM.

Liquidity and Capital Resources

             At September 30, 2000 and December 31, 1999, CASI had a $643,000 and $948,000 outstanding balance, respectively, on its revolving lines of credit. In October 2000, CASI refinanced their line of credit. The line of credit is not to exceed 85% of eligible receivables or $2,500,000 and is due October 2002 with interest payable monthly at prime plus 2.0 percent. The credit line is collateralized by the assets of CASI and is guaranteed by Applied. These lines of credit contain certain financial covenants and restrictions including minimum ratios that CASI must satisfy. CASI was in compliance with the covenants at September 30, 2000 and December 31, 1999.

             The 1998 line of credit was amended July 15, 1999 to include a promissory note of $1,000,000 secured by substantially all the property and equipment of the Company. The term loan is payable at $16,667 per month plus interest. This entire note is shown as current at September 30, 2000. It was paid off in October 2000 with the October 2000 line of credit agreement.

             For the nine months ended September 30, 2000, the Company incurred a net loss of $3,863,000 as compared to a net loss of $2,350,000 for the nine months ended September 30, 1999. For the years ended December 31, 1999, 1998 and 1997, the Company incurred losses and also experienced net cash outflows from operating activities. At September 30, 2000 the Company had negative working capital of $(14,111,000) and positive shareholders’ equity of $15,592,000.

             The contract with one customer, representing $5,962,000, or 45.0% of the first nine months of 2000 revenues is scheduled to end on November 30, 2000.

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

             The Series F convertible preferred stock has a liquidation preference of $10 per share. In addition, the Company issued warrants to purchase 363,475 shares of common stock at $1.93875 per share. These warrants expire on March 16, 2005 and were valued at $88,300.

             The Series F convertible preferred stock has an annual dividend rate of 12% through September 30, 2000 and 5% thereafter, paid quarterly. Transaction costs totaled $230,000 resulting in net proceeds to the Company of $1.77 million.

             In September 2000, Applied received $500,000 from an affiliated individual. This loan matures on March 15, 2001 and bears interest at 9.75%.

Net Operating Loss Carryforwards

             The Company has generally available net operating loss carryforwards of approximately $26,000,000. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

Year 2000 Considerations

             Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit data field used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. As of September 30, 2000, the Company has not experienced and any such computer difficulty; however, computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties may, depending upon their pervasiveness and severity, have a material adverse effect on the Company’s business, financial condition and results of operations. Any of the following could have a material adverse effect on the Company’ s business, financial condition and results of operations:

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

Forward-Looking Statements

             Certain matters discussed in this Quarterly Report are “forward-looking statements” intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company’s results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company’s business; capital expenditures; litigation; regulatory matters; and the Company’s plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those e xpressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company’s control. Further, the Company’s business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the company to obtain future financing on favorable terms; and other circum stances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

             Not applicable.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

             There have been no material legal proceedings to which the Company is a party, which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceedings.

Item 2.   Change in Securities

             In September 2000, Applied issued 6 million shares of common stock in connection with its acquisition of Dispute Resolution Management, Inc. The Company will issue another 9.5 million shares of common stock in connection with this acquisition after shareholder approval of both the acquisition and an increase in authorized common shares to 125,000,000 which is expected at a special shareholders meeting scheduled for November 17, 2000.

Item 3.   Defaults among Senior Securities

             Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

             Not applicable.

Item 5.    Other Events

             Not applicable.

Item 6.    Exhibits and Reports on Form 8 – K

             (a) Exhibits—27 Financial Data Schedule.

             (b) Reports on Form 8-K

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMODORE APPLIED TECHNOLOGIES, INC. (Registrant)
Date: November 14, 2000	By:

James M. De Angelis Senior Vice President and Chief Financial Officer (as both a duly authorized officer of the registrant and the principal financial officer of the registrant)