Form 10-K
period 2000-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2001-04-16
CIK 1013556

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

                   For the fiscal year ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             11-3312952
            (State or Other Jurisdiction of                   (I.R.S. Employer
            Incorporation or Organization)                   Identification No.)

            2121 Jamieson Street, Suite 1406
            Alexandria, Virginia                                        22314
            (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  (212) 308-5800

Securities registered pursuant to Section 12(b) of the Act:


      Title of Each Class                            Name of Each Exchange on Which Registered
      -------------------                            -----------------------------------------

Common Stock, par value $0.001 per share                        American Stock Exchange
Redeemable Common Stock Purchase Warrants                       American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of March 15, 2001 with an aggregate market value of approximately $4,045,220 (based upon the last sale price of the Common Stock on March 15, 2001 as reported by the American Stock Exchange).

         As of March 15, 2001; 51,018,778 shares of the registrant's Common Stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS




PART 1............................................................................................................1
------
         ITEM 1.  BUSINESS........................................................................................1
                  General.........................................................................................1
                  Soil Decontamination--Commodore Solution Technologies, Inc......................................2
                  Environmental Insurance Claim Resolution - Dispute Resolution Management, Inc...................7
                  Environmental Management - Commodore Advanced Sciences, Inc.....................................8
                  Markets and Customers..........................................................................12
                  Raw Materials..................................................................................13
                  Backlog........................................................................................13
                  Research and Development.......................................................................14
                  Intellectual Property..........................................................................14
                  Competition....................................................................................14
                  Environmental Regulation.......................................................................17
                  Employees......................................................................................18
         ITEM 2.  PROPERTIES.....................................................................................18
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................19
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................20

PART II..........................................................................................................21
-------
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................21
                  Market Information.............................................................................21
                  Dividend Information...........................................................................22
                  Recent Sales of Unregistered Securities........................................................23
         ITEM 6.  SELECTED FINANCIAL DATA........................................................................30
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........31
                  Overview.......................................................................................31
                  Results of Operations..........................................................................31
                  Liquidity and Capital Resources................................................................34
                  Net Operating Loss Carryforwards...............................................................39
                  Year 2000 Considerations.......................................................................39
                  Forward Looking Statements.....................................................................40
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................40
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................40
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........41


PART III.........................................................................................................42
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................42
                  Executive Officers and Directors...............................................................42
                  Key Employees..................................................................................45
                  Board Committees...............................................................................46
                  Compensation of Directors......................................................................46
                  Compliance with Section 16(a) of the Exchange Act..............................................46
         ITEM 11. EXECUTIVE COMPENSATION.........................................................................47
                  Summary Compensation...........................................................................47
                  Stock Options..................................................................................49
                  Employment Agreements..........................................................................50
                  Compensation Committee Interlocks and Insider Participation....................................50
                  Report of the Compensation Committee on Executive Compensation.................................51
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................55
                  Security Ownership of Certain Beneficial Owners................................................55
                  Security Ownership of Management...............................................................57
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................59
                  Organization and Capitalization of the Company.................................................59
                  Services Agreement.............................................................................62
                  Sale of Company Common Stock by Environmental..................................................62
                  February 1998 Intercompany Note................................................................63
                  September 1997 Intercompany Convertible Note...................................................64
                  Sale of Series D Preferred Stock by Environmental..............................................65
                  License of SET Technology......................................................................65
                  Future Transactions............................................................................65

PART IV..........................................................................................................66
-------
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................66

SIGNATURES.......................................................................................................73
----------


                                     PART I
                                     ------

ITEM 1.  BUSINESS
------   --------

GENERAL

         Commodore Applied Technologies, Inc. (the "Company") is an environmental solutions company providing a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing our Solvated Electron Technology ("SET(TM)"), (ii) the settlement of complex, long-tail and latent insurance claims by utilizing a series of tools including an internally developed risk modeling program ("FOCUS(TM)"), and (iii) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste.

         We believe that SET is the only patented, non-thermal, portable and scalable process that is currently available for treating and decontaminating soils, liquids and other materials containing PCBs, pesticides, dioxins, chemical weapons and warfare agents and other toxic contaminants. Furthermore, we believe that the proprietary FOCUS program developed by Dispute Resolution Management, Inc., ("DRM") is the only automated risk management system that fully incorporates all of the variables necessary to determine accurately the liability and settlement targeting necessary to negotiate appropriate insurance recoveries.

         The Company's corporate mission is to serve the environmental remediation market from two primary operating centers: (a) to profitably provide government and industry with engineering and remediation solutions to legacy waste environmental problems, and (b) to profitably negotiate and settle complex, long-tail environmental claims domestically and internationally. Our strategy will focus the Company on the unique and high profit niches of environmental claims settlement and recovery, hazardous materials conversion and waste remediation.

         Demand for our environmental technology and financial services is anticipated to arise principally from the following sources:

o the need for alternative environmental treatment and disposal methods for toxic substances (such as the SET technology), which involve limited safety risks with respect to air pollution and transportation of hazardous materials and do not result in large volumes of residual waste that require further treatment prior to disposal;

o the need to obtain available insurance recoveries in a negotiated manner (utilizing the FOCUS process) to compensate clients for a portion of their past, current and anticipated obligations, while minimizing the costs and time associated in a litigated recovery environment;

o stricter legislation and regulations mandating new or increased levels of air and water pollution control and solid waste management; and

o     the need to  provide  appropriate  risk  management  tools and  mechanisms
      associated  with  present  and  future   remediation   risks  on  impaired
      properties and facilities.

         Our business strategy is to expand our environmental technology and financial services businesses by:

o implementing the SET technology on selected niche markets within certain strategic environmental market segments, such as government mixed waste remediation and chemical weapons demilitarization, where we believe SET offers the greatest value and meets pressing customer needs;

o     focusing DRM's marketing  efforts with aggressive joint working  alliances
      and   marketing    arrangements   with   established    associations   and
      representatives of Fortune 1000 companies worldwide;

o developing strategic insurance brokerage arrangements and collaborations through joint venture or acquisition, to further expand the business offerings and services of DRM to their existing and future clientele; and

o establishing additional collaborative joint working and marketing arrangements with established engineering and environmental service organizations to pursue commercial opportunities in the public and private sector.


         The Company has identified three operating segments. These three segments are as follows: Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste; and Dispute Resolution Management, Inc., which provides a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities. Additional information regarding the business of each segment is set forth below, and the information in Note 18 to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated into this Part I by reference.


         The Company was incorporated in Delaware in March 1996. As used in this Annual Report, and except as the context otherwise requires, the "Company" means Commodore Applied Technologies, Inc. and its subsidiaries, including Commodore Solutions, Inc., Commodore CFC Technologies, Inc., and Commodore Advanced Sciences, Inc. The Company's principal executive offices are located at 2121 Jamieson Avenue, Suite 1406, Alexandria, Virginia 22314, and its telephone number at that address is (703) 567-1284.


SOIL DECONTAMINATION--COMMODORE SOLUTION TECHNOLOGIES, INC.

         The Company, through Commodore Solutions, Inc. ("Solutions"), has developed and is in the process of commercializing its patented process known as SET. Based on the results of its extensive testing and commercial processing activities, the Company believes that SET is capable of effectively treating and decontaminating soils and other materials, including sludges, sediments, oils and other hydrocarbon liquids, metals, clothing and porous and non-porous structures and surfaces, by destroying PCBs, pesticides, dioxins, chlorinated substances and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. The Company also believes that, based on the results of additional tests, SET is capable of neutralizing substantially all known chemical weapons materials and warfare agents, explosives and concentrating certain radioactive wastes for more effective disposal.

         The SET process was commercialized during the calendar year 2000. In May 2000, the Company mobilized its S-10 system to Harrisburg, Pennsylvania to begin processing PCB contaminated soils at the Pennsylvania Air National Guard's base located at the Harrisburg International Airport (the "Initial Harrisburg Contract"). The Company substantially completed the base contract in 2000, remediating approximately 260 tons of excavated soils to levels deemed unregulated for disposal by the U.S. Environmental Protection Agency (the "EPA"). The contract has since been modified to add another 50 tons of soils. In November 2000, the Company demonstrated the S-10 system to the EPA at the Harrisburg site, and has been advised informally by an EPA representative that the system will be added to our existing nationwide permit for chemical destruction of PCBs. This is the Company's fourth system to be so permitted.

         In February 2001, the Company announced a multi-year contract with Waste Control Specialists, LLC (the "WCS Contract") for the establishment of a fixed facility utilizing the SET technology and the S-10 system for the treatment of radioactive mixed waste. SET safely and effectively treats mixed wastes, a mixture of radioactive materials and hazardous wastes, by destroying the hazardous elements. The Company utilizes SET to remove Resource Conservation and Recovery Act ("RCRA") and Toxic Substances Control Act ("TSCA") regulated compounds from low-level mixed wastes, making the waste acceptable for on-site disposal. Waste Control Specialists, LLC ("WCS") operates a broad-based waste treatment, storage and disposal facility in Andrews County, Texas. The WCS facility includes 11.2 million cubic yards permitted disposal, a 5,000-drum capacity warehouse, a 150-bin container storage building, truck and rail unloading capabilities and laboratory facilities. The Company believes that the WCS facility will be one of the premier mixed waste treatment and disposal facilities in the country.

         Additionally,  the Company performed several  treatability  studies for third party customers during 2000, as well as continued internal testing and process development. At Envirocare of Utah, ("Envirocare") the SET process successfully treated water treatment sludge from a waste stream provided by the Brookhaven National Laboratory (the "Envirocare Study"). Under current treatment processes at Envirocare, this waste could not be treated to land disposal regulation requirements. The waste stream was a laboratory mixed waste (radioactive) sludge, contaminated with lead and high levels of RCRA organic compounds. The Envirocare Study waste contained the hazardous waste codes F001, F003, F005, and D008. The Envirocare Study waste stream also contained high water content, approximately 75%. The Company successfully treated the material such that it was suitable for land disposal. The results of the Envirocare Study were presented to the participants of the Waste Management Conference in Tucson, Arizona in February 2001. In the case of third party treatability studies, customer location processing and new patent data set construction, all tests and processing results were verified by independent laboratories agreed upon by the Company and/or the respective client. In the case of internal Company process development testing, results were verified with Company owned analytical equipment in addition to periodic independent off-site testing.

The SET Technology

         The SET technology, which is based upon solvated electron chemistry, mixes anhydrous liquid ammonia and/or other similar solvents with reactive metals and contaminated elements to effect the selective destruction or neutralization of organic compounds (such as PCBs, pesticides and dioxins). The Company has demonstrated that SET can achieve consistently high levels of contaminant destruction when working with PCBs, dioxins and pesticides. SET has treated soils containing up to 10,000 ppm of contaminants, and oils containing up to 250,000 ppm, leaving residual soils and oils with contamination levels of less than one ppm. In addition, SET has been successfully applied to other PCB-contaminated surfaces such as concrete. The SET process can be used in conjunction with selected post-treatment processes such that no hazardous or toxic residues will result from the use of SET, nor will there be any toxic emissions into the air, water, soils or other surfaces. For example, most contaminated soils treated with SET can (subject, in some instances, to re-blending the soil with organic matter) be used subsequently for planting or for any other use for which non-contaminated soils are appropriate.

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

o SET, when used to treat soils, yields nitrogen-enriched soils that can be reused on-site, avoiding replacement and the post-treatment costs of off-site disposal; and

o SET has been shown to neutralize or destroy all chemical weapons material and warfare agents in the United States stockpile, and Lewisite (the primary chemical weapons material and warfare agent of the former Soviet Union), in tests conducted by an independent, federally certified surety laboratory.


         The Company believes that SET is the only technology currently available that possesses all of these features and is capable of treating a wide variety of contaminants. The above characteristics (non-thermal, no air emissions, mobile) are particularly applicable when dealing with mixed waste. Wastes that contain radioactive material and hazardous waste regulated by RCRA and TSCA are particularly difficult to treat and have extremely limited disposal options. By applying the SET process to remove the RCRA and TSCA components, leaving only radioactive waste material, disposal options expand. SET not only removes the hazardous components but also does so by an efficient, non-thermal process that can control and contain the radioactive material so that it remains in the treated material and does not enter the environment in an uncontrolled fashion.

         EPA Nationwide Permit. In order to treat PCBs within the United States on all non-Superfund sites, a treating entity must obtain a permit from the EPA. Most EPA permits granted to date for PCB destruction are solely for single-site incineration treatment centers. In August 1995, SET was demonstrated to the EPA in order to obtain the Nationwide Permit, which was issued to the Company in March 1996. The Nationwide Permit allows the Company to use SET on-site to treat PCB-contaminated soil at any location in the United States. In addition to soil treatment, the Nationwide Permit allows the Company to treat PCB contaminated metallic surfaces and waste oils, as well as wastewater (the wastewater is treated by a non-SET process). The Company has also successfully demonstrated SET as a treatment process for organic materials contaminated with PCBs and radionuclides and has received a draft revised EPA permit for these matrices. This permit revision covers the destruction of PCBs in soils, waste oils, organic materials, water, and on metallic surfaces. Additionally, the Company is in the process of obtaining a permit revision for its commercial SET processing system, the S-10. The S-10 system is capable of processing up to 10 tons of contaminated material daily. Various revisions to the equipment and process parameters are being made to the existing permit. The revised permit is expected to issued by September 15, 2001.

         Based on currently published lists of EPA national operating permits, the Company believes that it possesses the only non-thermal PCB treatment technology for multiple applications permitted under the EPA's Alternate Destruction Technology Program. EPA regulations governing permitting have been in effect for more than 15 years, and according to the latest EPA published list of non-thermal destructive processes, only seven companies have met EPA's stringent requirements for commercial operation. Of these, only the Company is permitted for the chemical destruction of such a wide range of PCB contaminated materials. The EPA's Alternative Destruction Technology Program is designed to encourage remediation technologies as an alternative to incineration.

         The Nationwide Permit expires in September 2001, and may be renewed subject to providing any requested additional information to the EPA at the time of renewal. The Nationwide Permit imposes certain continuing obligations on the Company, including notification of all job sites, periodic reporting to the EPA as to activities at the job sites, prior notification to and approval by the EPA with respect to any single-site centralized remediation facility that the Company may seek to establish, and certain restrictions on the disposal of by-products from the use of SET. The Nationwide Permit further specifies that the Company must continue to comply with all otherwise applicable federal, state and local laws regarding the handling and disposition of hazardous substances. There can be no assurance that the Company will be able to comply with the conditions to maintain and/or secure renewal of the Nationwide Permits.

         Test Results. In more than 1,500 tests using SET, various high levels of contaminants, including PCBs, were reduced to levels approaching non-detectable with the destruction process occurring in a matter of minutes. The following table lists selected results of these tests.

         These tests were conducted on limited quantities of contaminated material, and there can be no assurance that SET will be able to replicate any of these test results on a large-scale commercial basis or on any specific project.


--------------------- ----------------------- --------------------- ------------------ ------------------
                                                                                          Destruction
                                                                     Post-Treatment       Efficiency
      Analyte             Material Type        Pre Treatment (ppm)      (ppm))               (%)
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB**                 Sand, clay              777                   <1.0               99.87
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB                   Sand, silt, clay        77                    <2.0               97.41
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB                   Sand, silt              1250                  <2.0               99.9
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB**                 Volcanic soil           102                   0.2                99.8
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB                   Activated carbon        512                   0.93               99.8
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB                   Solid resin             1212                  0.5                99.96
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB                   Sludge                  32,800                1.3                99.996
--------------------- ----------------------- --------------------- ------------------ ------------------
Dioxin                Sludge                  .04                   ND                 99.99
--------------------- ----------------------- --------------------- ------------------ ------------------
DDD                   Clay                    15                    <0.02              99.87
--------------------- ----------------------- --------------------- ------------------ ------------------
TCE**                 Corn cob*               6,400                 <0.5               99.992
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB**                 Metal capacitors*       5.6                   <0.2               96.5
--------------------- ----------------------- --------------------- ------------------ ------------------
RDX                   Soil                    3850                  <1.0               99.98
--------------------- ----------------------- --------------------- ------------------ ------------------
TCE                   Soil*                   48,000                0.5                99.999
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB                   Used motor oil          23,339                <1.0               99.996
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB                   Transformer oil         509,000               20*                99.996
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB                   Mineral oil             5000                  <0.5               99.99
--------------------- ----------------------- --------------------- ------------------ ------------------
PCB                   Hexane                  100,000               0.5                99.995
--------------------- ----------------------- --------------------- ------------------ ------------------
Freon 113**           Aqueous sludge*         276                   ND                 99.999
--------------------- ----------------------- --------------------- ------------------ ------------------
TCE**                 Aqueous sludge*         262                   ND                 99.999
--------------------- ----------------------- --------------------- ------------------ ------------------
CCl4**                Oil*                    200,000               <0.5               99.999
--------------------- ----------------------- --------------------- ------------------ ------------------
R 23                  Refrigerant             999,999               ND                 99.99
--------------------- ----------------------- --------------------- ------------------ ------------------
Dioxin                Oil                     0.4                   .000002            99.99
--------------------- ----------------------- --------------------- ------------------ ------------------
Malathion             Oil                     900,000               ND                 99.999
--------------------- ----------------------- --------------------- ------------------ ------------------

* Material was low-level radioactive waste
** Commercial quantities treated on site

ENVIRONMENTAL INSURANCE CLAIM RESOLUTION-DISPUTE RESOLUTION MANAGEMENT, INC.

         The Company, through DRM, provides guidance to an environmentally impacted Company through the strategic tactical and implementation issues that are inherent to an insurance recovery effort. DRM has identified issues that are important to insurers and it understands the process insurers use to evaluate environmental claims. DRM operates five offices domestically and an international office in London and has five primary business areas/profit centers. The five areas include (1) U.S. and foreign environmental and asbestos claims, including claims to insolvent London Market insurers; (2) environmental and asbestos reinsurance claims; (3) business interruption claims; (4) products liability; and (5) Y2K remediation claims. Currently, DRM generates about 85% of its revenue from environmental claims, 5% from Y2K claims, and 10% from products liability.

         DRM was founded as a division of the KPMG Peat Marwick, LLP Environmental Management Group in 1994 and purchased by the principals of DRM in December 1996. The Company purchased 81% of DRM on August 30, 2000. The Company's consolidated financial statements include operations of DRM since August 30, 2000. The principals of DRM retain the remaining 19%. DRM and Dispute Resolution Management UK Limited ("DRM UK") are management consulting firms specializing in business-oriented, non-litigious solutions for the settlement of complex, long-tail and latent insurance and other claims.

         DRM represents policyholders, typically large multi-national corporations, in the non-litigated resolution of large insurance claims. DRM facilitates the settlement of claims by utilizing a series of proprietary systems to perform insurance policy archeology, policy coverage analysis and prioritization, claim documentation, coverage trigger allocation, settlement value targeting, risk allocation modeling and settlement structuring and documentation. DRM commits to manage the entire settlement process, typically in exchange for a monthly retainer and/or a percentage success fee payable when the insurers enter into a settlement agreement with its client.

         DRM  offers  a  bundle  of  services  to  its  clients  which  include:
construction of historical coverage flowcharts derived through old and lost policy archaeology, insurance coverage analysis and prioritization, compilation of all necessary claims data and computer assisted risk exposure modeling and quantification. DRM accepts engagements to design and execute non-litigated insurance recovery projects in the context of environmental, products liability, Y2K, business interruption and insolvency claims. DRM commits to manage the entire settlement process in exchange for a lump sum success fee (4% to 22%) when the insurers settle with the client (In most cases, DRM also receives a monthly retainer during the process). DRM avoids the litigation track, although it may work in tandem with litigators. The settlement typically involves less time and resources than litigation with insurers. DRM manages all aspects of developing the settlement proposal and negotiating it with insurers. The client relationship is based upon (1) DRM's knowledge of the insurers' procedures and needs, (2) DRM's history of successfully concluding claims negotiations and (3) DRM's commitment to business solutions in lieu of litigation to conclusion.

         DRM has handled many complex insurance claim negotiations with the majority of the major property/casualty carriers, resulting in several hundred million dollars in recoveries for its clients, primarily on a contingent fee basis. DRM enhances its marketing and client service capabilities by employing a multi-disciplinary team of settlement experts drawn from both the policyholder sector and from the claims departments of the major carriers. The DRM team has over 100 years of combined claims settlement experience. DRM has 18 fulltime employees comprised of attorneys, MBAs and former insurance claim managers and professionals.

         The  Company   anticipates   that  it  will  be  able  to  combine  our
environmental-related management, engineering and technological services experience with DRM's consulting expertise and pursue opportunities where there exists:

o the need for financial solutions to a company's or quasi-governmental group's environmental and other long-tail liabilities;

o the need for cost-effective and safe solutions to the on-going dangers posed by toxic and radioactive waste;

o environmentally impacted or distressed properties where a "Brownfield" environmental clean-up is warranted; and

o the urgent need to prevent proliferation of weapons of mass destruction by efficiently converting existing, terrorist-vulnerable nuclear and chemical components into energy and benign materials.

      In    addressing these opportunities, target markets will include:

o industrial companies in North America and Europe who have maintained comprehensive general liability insurance coverages with potential or demonstrated long-tail liabilities;

o     mixed-waste   (radioactive  with  hazardous  and/or  toxic  content)  U.S.
      governmental and international nuclear waste streams;

o governmental entities that are named as additional insureds on historic general liability coverages;

o     spent nuclear fuel and the drying and dehydriding of nuclear fuel rods;

o     U.S. governmental nuclear utilities;

o companies that require specialty environmental cost capping and finite risk insurance products; and

o U.S. governmental programs for neutralizing nuclear and chemical weapons and explosives.



ENVIRONMENTAL MANAGEMENT--COMMODORE ADVANCED SCIENCES, INC.

         The Company, through Commodore Advanced Sciences, Inc. ("Advanced Sciences"), provides specialized technical and project management products and services primarily to government-sector customers, including the DOE and DOE, and also to private-sector domestic and foreign industrial customers. Advanced Sciences engages in all aspects of environmental regulation and compliance, as well as access to leading technologies and innovative skills related to the identification, investigation, remediation and management of hazardous, mixed and radiological waste sites. Advanced Sciences currently operates a network of six offices located in four states, with its principal executive offices located in Albuquerque, New Mexico.

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

         Remediation Services. Having already established a competitive market position in the consulting and front-end analysis phase, Advanced Sciences has been able to follow market demand into remediation services. After an environmental problem is identified, Advanced Sciences offers alternative remediation approaches that may involve providing on-site waste containment or management of on-site/off-site remediation and waste removal. Advanced Sciences can also redesign its customers' ongoing production processes and develop engineering plans and technical specifications to minimize or eliminate the generation of hazardous waste. The Company believes that Advanced Sciences' integration of engineering and environmental skills, plus its access to innovative technologies, provide Advanced Sciences with a competitive advantage in redesigning production processes.

         Technical Services. New technologies play a critical role in both the remediation of existing waste sites and in the reduction of waste generated by ongoing production processes. Commodore Advanced Sciences has access to the SET technology and all its derivatives. Additionally, Advanced Sciences has access to the Supported Liquid Membrane ("SLiM(TM)") technology held by Commodore Separation Technologies, Inc. ("Separation"). This technology has the ability to selectively extract heavy metals and radioactive nuclides from liquids and gasses. The SLiM technology is held in an 87% owned subsidiary of Commodore Environmental Services, which owns 16.58% of the Company. Advanced Sciences has also retained what it believes are among the most qualified professionals in the environmental consulting business. Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the Department of Energy ("DOE") and the Department of Defense ("DOD"), and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission. To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

Contracts


         Rocky Flats Contract: Under a basic ordering agreement from Kaiser-Hill Company, LLC, the site operating contractor, Advanced Sciences is currently providing technical, engineering and scientific support for the closedown and cleanup of the DOE facility at Rocky Flats, Colorado (the "Rocky Flats

Contract"). Pursuant to the Rocky Flats Contract, approximately 40 Advanced Sciences' personnel are involved in activities such as environmental monitoring, health monitoring, engineering design and documentation support with respect to the facility. The Rocky Flats Contract, which extends through the end of June 2003, is structured as a time and materials contract that provides for a fee averaging 5.5% of costs. Advanced Sciences' billings under the Rocky Flats Contract are approximately $400,000 per month.

         Tetra Tech Contract: In November 1998, Advanced Sciences was awarded a five-year subcontract under Tetra Tech's $20 million contract with Bechtel Jacobs Co, LLC for general engineering support on environmental management work at the U.S. DOE's Oak Ridge, TN site. Advanced Sciences estimates that this subcontract may have an estimated value of $3 to $5 million over a 5-year period.

         General Services Administration Contract: In January 2000, the Company was awarded a 5-year contract for environmental services by the GSA's Federal Supply Service. This contract has an estimated value of $15 million. The environmental advisory services contract includes; providing expertise in the areas of environmental planning services and documentation, environmental compliance services, environmental/occupational training services, and waste management services.

         American Technologies Incorporated (ATI) Contract: In November 1999, the Company was awarded a 3-year sub-contract, with two 1-year options, to provide facility maintenance, surveillance and inspection services for Bechtel Jacobs Company, LLC, in support of the East Tennessee Technology Park (ETTP) at Oak Ridge, Tennessee. This contract has an estimated value of $2.8 over the 5-year life of the contract, if the two 1-year options are exercised. The environmental advisory services contract includes providing expertise in the areas of engineering and document control services for ATI.

         Waste Isolation Pilot Plant (WIPP) Contract Extension: In November 1998, Advanced Sciences was awarded a two-year extension by the DOE on its existing Carlsbad Area Office Technical Assistance Contract. Advanced Sciences provided technical assistance to the DOE's Carlsbad Area Office in support of the permitting and operation of the Waste Isolation Pilot Plant ("WIPP") in Carlsbad, New Mexico. Pursuant to the WIPP Contract, Advanced Sciences managed the efforts of approximately 85 full-time equivalent (FTE) personnel who provide support covering functional areas such as regulatory assurance, waste packaging and transportation, and facility operations. The WIPP Contract was structured as a cost plus 5.25% fee agreement. Advanced Sciences achieved revenues of approximately $10 million in 2000 as a result of the extension of the contract. The contract ended December 31, 2000.

Joint Ventures

         Teledyne Environmental Joint Venture. In August 1996, Commodore Government Environmental Technologies, Inc. ("Government Technologies"), a wholly-owned subsidiary of the Company, entered into a joint venture agreement with Teledyne Environmental, Inc. ("Teledyne Environmental"), a subsidiary of Allegheny Teledyne, Inc., as the exclusive means by which each party (and their affiliates) will pursue the chemical weapons destruction and demilitarization market on a worldwide basis. Teledyne Environmental is a major provider of contract services to the Department of Defense (the "DOD") and the Department of Energy (the "DOE"). The purpose of the joint venture, known as Teledyne-Commodore, LLC (the "LLC"), a Delaware limited liability company, encompasses all phases of chemical weapons demilitarization including design, engineering, field work, ordinance and residue (heel) neutralization and demilitarization, disposal and reclamation through the use, application and commercialization of the SET process.

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

         During 1998, the LLC optimized the SET process for the destruction of chemical warfare agents. In government approved surety laboratories, the SET process successfully destroyed over three liters of chemical agents, including samples of all US stockpiled chemical warfare agents. Additionally, the LLC demonstrated a patented fluid jet cutting and extraction system at the Redstone Arsenal. The fluid jet cutting and extraction technology successfully deactivated 39 M60 rockets and several Howitzer (150mm) shells. A further down-selection to six technologies was made on May 4, 1998. The LLC's SET process was one of the technologies selected. The U.S. Army briefed the U.S. Congress and the chemical weapons community that all six technologies would be demonstrated in the spring of 1998.

         On July 30, 1998, the U.S. Army announced that there was insufficient funding for all six technologies to be demonstrated. The US Army stated there was funding to demonstrate three technologies and that additional funding would be procured for the other three technologies to be tested. The Army chose the three technologies least expensive to demonstrate (these three were ranked on technical merit 2nd, 5th, and 6th by the US Army). The LLC's SET process was not selected for demonstration. The Company filed a formal protest with the Government Accounting Office (the "GAO") on August 12, 1998. The protest was denied on September 16, 1998 on the basis that the GAO did not have jurisdiction to review the case. Upon the LLC's application for reconsideration, the GAO reinstated the protest on November 25, 1998. The GAO denied the protest on March 10, 1999. An effort by certain members of the U.S. Congress has secured additional funding for the Company's technology to be demonstrated.

         The LLC was notified in 1999 that additional funding was secured by the US Congress to test its technology under its ACWA contract. Testing was initiated during the first half of 2000 at Dugway Proving Grounds and CAMDUS. The LLC's SET process and the ammonia jet cutting system was unable to complete the program of testing at either site under the time and financial constraints under the ACWA program. The LLC's SET process and ammonia jet cutting system will not be considered for further testing and/or development under the ACWA program.

         Government Technologies and Teledyne Environmental each owns 50% of the equity, profit and losses of the LLC and have made capital contributions of approximately $4.58 million as of December 31, 2000. The Company contributed an additional $176,500 in February 2000. From inception of the LLC to February 29, 2000, the Company has made capital contributions of approximately $4.8 million. Additional capital contributions may be required from time to time in amounts approved by the LLC's board of managers. Under the terms of the joint venture agreement, Government Technologies' role concentrates on engineering and site operations relating to the SET process and related equipment. Teledyne Environmental is primarily responsible for site development, facilities engineering, facilities construction and maintenance, utility connections, materials recovery, transportation, waste management and transport and site decommissioning.

         In consideration for the Company's interest in the joint venture, the Company licensed SET and corresponding know-how to the joint venture. The Company also licensed the SET process and corresponding know-how to Teledyne Brown Engineering, Inc. ("TBE"), a subsidiary of Allegheny Teledyne, Inc. for use in TBE's existing United States Department of Army Small Burials Contract (the "Small Burials Contract"). TBE's Small Burials Contract is an existing contract covering demilitarization of non-stockpile caches of chemical munitions at up to 25 sites to be designated by the United States Army. Under the terms of such license, the Company is due to receive a royalty equal to 8% of TBE's net sales revenues derived from the Small Burials Contract. There have been no royalties received through December 31, 2000.


MARKETS AND CUSTOMERS


General

         The Company markets its services and technologies to governmental and industrial customers throughout the United States. The Company also plans to target customers in markets abroad, particularly in the Far East. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. During the year ended December 31, 2000, sales of approximately 27% of the Company's environmental management services were to private sector customers and sales of approximately 73% were derived from contracts with federal, state and municipal government agencies. Contracts to private sector customers generally may not be terminated at the option of the customer. Contracts with governmental customers generally may be terminated at any time at the option of the customer. DRM settlements and retainage accounted for 22% of the Company's revenues in 2000. DRM's final settlement success fees were derived from a series of clients as the result of 18 to 24 months of negotiated settlements with insurers. In 2000, Advanced Sciences' WIPP Contract and Rocky Flats Contract accounted for approximately 52% and 17%, respectively of the Company's sales. No other project accounted for more than 10% of the Company's sales for such period. The Company benefits substantially from its long-term relationships with many of its customers that result in a significant amount of repeat business.


Soil Decontamination

         The  Company   anticipates  that  the  initial  market  for  commercial
applications of SET will be the hazardous and mixed waste and industrial by-products treatment and disposal market. Mixed waste is material that contains both a hazardous and radioactive component. The most common methods of treatment and disposal of hazardous wastes and industrial by-products include landfilling, chemical and biological treatment and incineration. Most of the current treatment and disposal methods entail air pollution and transportation risks. In a mixed waste, both hazardous and nuclear regulations apply, making disposal difficult, if not impossible. Currently, there exist very limited disposal options and these may not provide a permanent solution. Certain of these treatment and disposal methods result in large volumes of residual waste, which may require further treatment prior to disposal. As a result, a number of these methods are encountering increased public resistance and added regulatory oversight.

         As with any new technology or process, there has been initial resistance to the use of SET on a large scale, especially in connection with a strong vested interest on the part of the U.S. Military (based on substantial expenditures and commitments previously made) to use incineration for the destruction of weapons. In addition, other prospective projects for the Company have already been committed to other forms of destruction technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, biological treatment, catalytic electrochemical oxidation and supercritical wet oxidation. The Company, and its collaborative partners, have been attempting to overcome such competition by introducing SET in smaller clean-up projects and through feasibility studies demonstrating its applicability to larger projects, such as the Initial Harrisburg Contract and the WCS Fixed Facility Processing Contract. The SET process provides a significant advantage by allowing the processed material to be disposed of as a non-mixed waste by destroying the hazardous component.

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

Environmental Management

         Based on market data compiled by Advanced Sciences, the largest market for environmental services today within the United States is the U.S. Government. Government wide spending levels exceed $10 billion per year. The DOD and DOE are expected to account for approximately 66% of such expenditures and together expect to spend in excess of $200 billion for environmental work. Advanced Sciences has a long-term record for providing environmental services to the U.S. Government with the DOD and DOE being its primary customers.

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

BACKLOG

         At December 31, 2000, total possible backlog for the Company was approximately $25,000,000 as compared with approximately $50,000,000 as of December 31, 1999. Approximately $18,000,000 of the total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. The remaining backlog of approximately $7,000,000 represents the Company's current estimate of work, for which the Company has been notified that it has been chosen for a project but where a contract has not yet been finalized. The Company estimates that approximately $5,000,000 of the total backlog represents work that will be completed in the next 12 months. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were $993,000, $1,145,000 and 2,722,000 for the years ended December 31, 2000, 1999 and 1998 respectively.

INTELLECTUAL PROPERTY

         The Company currently has thirty-five (35) issued, U.S. and foreign patents. Additionally, the Company has sixty-eight (68) patent applications currently on file and pending in the U.S. and in foreign countries. The average life expectancy for the currently issued patents is 14.25 years. As patents issue, the U.S. Patent and Trademark Office assigns the Company a twenty (20) year patent-life for each patent issued.

         The Company believes that its patent portfolio provides the Company the necessary "proprietary turf" in which it can market, distribute, and license the full range of the SET technology and all of its derivatives. Additionally, the Company's strength of its patent portfolio may operate as an effective "barrier to entry" in several of the markets in which the Company is presently conducting business.

         To protect its trade secrets and the un-patented proprietary information in its development activities, the Company requires its employees, consultants and contractors to enter into agreements providing for the confidentiality and the Company's ownership of such trade secrets and other unpatented proprietary information originated by such persons while in the employ of the Company. The Company also requires potential collaborative partners to enter into confidentiality and non-disclosure agreements.

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

COMPETITION

Soil Decontamination

         The Company anticipates that the initial market for commercial private sector applications of SET will be the hazardous and non-hazardous waste and industrial by-products treatment and disposal market. This market is characterized by several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than the Company. The Company primarily competes in the hazardous waste treatment market in the U.S., a market valued at over $3.9 billion for 2001. The top ten competitors in this market account for over 70 percent of the revenues for this market sector. The dominant companies in this sector include URS, The IT Group, Inc., Tetra Tech, Inc. and CH2M Hill, Inc. The Company's revenues for 2000 account for less than 1 percent of the dollar volume of the hazardous waste market. Although the Company believes that it possesses the only Nationwide Permit for destroying PCBs, any one or more of the Company's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by the Company. To the extent that the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, the Company's ability to compete effectively could be adversely affected.

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


Environmental Insurance Claim Resolution.

         DRM has been primarily engaged in providing environmental insurance recovery services to corporations and entities within the United States. Based on market data compiled by DRM, the largest market for environmental insurance recovery services today is the United States industrial and manufacturing sector. DRM estimates that there are insurer's reserves in excess of $30 billion for environmental clean-up insurance claims in the U.S. DRM currently occupies a position in the negotiated insurance recovery services arena by virtue of its long-term record for providing these services to over 100 industrial clients to date.

         Insurance companies have long relied on computer based risk modeling and allocation programs to develop desired settlement criteria. DRM's FOCUS replicates the insurer's computer analysis and provides a three-tiered probability structure for potential allocation and settlement. DRM believes that the FOCUS product provides a significant performance advantage over its competition in this industry.

         The market for DRM's consulting services is highly competitive, and they face competition from many other providers of consulting services. DRM's competitors range from large organizations, such as national accounting firms and the large management consulting companies that offer a full range of consulting services, to small firms and independent contractors that provide only one specialized service. Some of DRM's competitors have significantly more financial and marketing resources, larger professional staffs or are more widely recognized. There are few barriers to entry into the consulting business. DRM's competitors include such firms as Arthur Anderson Consulting, Risk Management, the Peterson Group (a division of Navigant) and Dickstein Shapiro Morin and Oshinsky, LLP.


Environmental Management

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

         External developments and forces affecting Advanced Sciences include competition from its competitors, as well as, demographic and technological trends that influence the composition and needs of its customer base and the usefulness and competitive position of its services. In addition, in order to maintain its position in its market, Advanced Sciences must be able to respond to economic trends and regulatory actions that affect the usefulness and accessibility of its services and control its costs of doing business.

         In the hazardous waste management market, Advanced Sciences' competitors include such firms as Roy F. Weston, Jacobs Engineering, Science Applications International Corp., CH2M Hill and CDM. In providing environmental impact assessment services, Advanced Sciences' principal competition in this market sector includes Tetra Tech, The Earth Technology Corp., URS and Woodward-Clyde. Primary factors affecting Advanced Sciences' competitiveness in this market are its ability to continue to attract and retain qualified technical and professional staff with quality project performance records and to control its costs of doing business.

         In an effort to maintain its competitive position, Advanced Sciences believes that it has developed a solid infrastructure, acquired a qualified professional staff, and developed aggressive marketing objectives to provide hazardous waste management and environmental sciences to the United States government and private sector industrial customers. The Company believes its competitive position with the United States government is enhanced by the physical proximity of Advanced Sciences' plants to DOE and DOD sites, its skilled professional staff, prior project experience with the United States government, numerous existing multi-year contracts with the United States government, integrated services and high quality performance.

ENVIRONMENTAL REGULATION

         The environmental legislation and policies which the Company believes are applicable to SET in the United States primarily include TSCA, RCRA, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and may include, on a case by case basis, the Clean Air Act of 1970, as amended (the "Clean Air Act"). These laws regulate the management and disposal of toxic and hazardous substances, provide for the protection of land and groundwater resources, and control the discharge of pollutants into the air. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America.

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

         RCRA was enacted in 1976 with the primary objective to protect human health and the environment and to conserve valuable material and energy resources. The most important aspect of RCRA is its establishment of "cradle-to-grave" management and tracking of hazardous waste, from generator to transporter, to treatment, storage, and disposal.

         CERCLA and subsequent amendments under SARA (often referred to collectively as Superfund) impose strict, retroactive liability upon persons who generated, transported, or arranged for the transportation of hazardous substances or owned or operated the vessels or facilities at which such substances were disposed. CERCLA provides for the investigation and remediation of hazardous substance sites and mandates that any hazardous substances remaining on-site must meet certain regulatory requirements, with a preference for innovative technology. These program regulations may create an incentive to utilize environmental-friendly technologies such as SET, which destroy targeted wastes without creating additional residual waste product. Moreover, to the extent hazardous substances are effectively destroyed, potential liability can be eliminated or significantly reduced.

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

         The Company was selected to participate in the Rapid Commercialization Initiative ("RCI") program in 1996. A direct result of this temporary administrative program was a SET process demonstration for the destruction of PCBs at the Port Hueneme naval base in Port Hueneme, California in 1997. The Company's SET technology successfully destroyed the PCBs in the test materials provided, results were verified by independent laboratories, and a closure report was prepared by the various associated agencies involved with the RCI. The RCI no longer is in a functioning office having served its primary mission of streamlining the demonstration and evaluation of various technologies into government sectors. The Company believes that its recent contact in Hawaii, the subject of a press release and disclosure in the business description section of various subsequent SEC filings, was partially the result of its participation in the RCI program.

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

EMPLOYEES

         As of March 15, 2001, the Company (including all of its direct and indirect subsidiaries) had a total of 69 full-time employees, of which approximately 35 are engineers, scientists, lawyers and other professionals. None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.

ITEM 2.  PROPERTIES.
------   -----------

         The Company's principal executive offices are located in Alexandria, Virginia. Since April 2000, the Company has leased approximately 1600 square feet of space from Shelby T. Brewer, a director and executive officer of the Company, on a month-to-month basis, for a rental payment in the amount of $2300 per month.

         In addition to the Alexandria, Virginia facilities, the Company leases approximately 2,000 square feet of office space in New York from an affiliate of Bentley J. Blum, a director and principal stockholder of Environmental and a director of the Company, Solution, Separation, Advanced Sciences and certain other subsidiaries and affiliates of the Company. Such space also serves as the principal executive offices of Environmental and certain of its affiliates. Although the Company's lease for the New York City space expired in December 1998, the Company has been permitted to use the New York City office space during 1999, 2000 and 2001 on a rent-free basis The Company is charged for direct labor, office supplies and third party vendor services that the Company generates in its activities in the New York City offices. Also, the Company provides director and officer insurance to Environmental and Separation under its policy at no charge to Environmental and Separation.

         As of the first quarter of 2000, the Company had leased approximately 5000 square feet of space in Marengo, Ohio, for testing, additional research and development, equipment demonstration and assembly, and executive offices. Under a month-to-month leasing arrangement, the Company paid rental payments in the amount of $2500 per month for the use of Marengo space. In February 2000, after the Company closed the Marengo facility, the Company transferred all laboratory research and development functions to Albuquerque, New Mexico. The Company leases approximately 10,800 square feet of laboratory, office and storage space at Kirtland Air Force Base in Albuquerque, New Mexico for rental payments in the amount of $3800 per month, pursuant to a lease that will expire in February 2002.

         Advanced Sciences' principal executive and administrative offices are located in Albuquerque, New Mexico. Advanced Science leases approximately 7,500 square feet of space for rental payments in the amount of $8,000 per month under a lease that will expire in November 2001. Advanced Sciences also leases various spaces for field operations in Carlsbad and Los Alamos, New Mexico, Oak Ridge, Tennessee, and Lakewood, Colorado.

         DRM's principal executive and administrative offices are located in Salt Lake City, Utah. DRM leases approximately 4,700 square feet of space for rental payments in the amount of $5,300 per month under a lease that will expire in March 2005.

         DRM's principal sales and marketing offices are located in Denver, Colorado. DRM leases approximately 2,650 square feet of space for rental payments in the amount of $4,100 per month under a lease that will expire in November 2001. DRM also leases various spaces for field operations in Cherry Hill, New Jersey, Houston, Texas, Portland, Oregon, and Annapolis, Maryland.

         The Company believes that the foregoing properties will satisfy the business and operational needs of the Company and its subsidiaries in the present and in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

Indemnification Matters
-----------------------

         The Company, along with several other entities, in a prior year guaranteed a performance bond of Separation relating to the Port of Baltimore contract. The Company was notified on June 28, 2000 that the performance bond is being called. It is not known, at this time, the amount, if any, the Company's share will be.

         As of March 29, 2001, no litigation has been filed against the Company, Separation, or any of the Company's subsidiaries with respect to this indemnification issue. The Company is currently investigating all of the relevant facts and circumstances in connection with the Surety's potential claim or cause of action. In the event that the Company is obligated to indemnify the Surety, the Company estimates that its liability will not exceed approximately $390,000.


Incidental Matters
------------------

         As of March 29, 2001, the Company and its subsidiaries are involved in ordinary, routine litigation incidental to the conduct of their business.
Management believes that none of this litigation, individually or in the aggregate, is material to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   --------------------------------------------------- -

         On August 30, 2000, the Company conducted its 2000 Annual Meeting of Stockholders (the "Annual Meeting"). As of the record date of July 28, 2000, there were 32,328,100 shares of Common Stock of the Company eligible to vote. Of the shares eligible to vote, 31,072,212 shares, constituting 96.11% of all eligible shares, were represented either in person or by proxy at the Annual
Meeting. The Company submitted the following matters to a vote at the Annual Meeting with the following results:

(a) Election of Directors: An affirmative vote of a minimum of 30,752,435 shares, constituting 95.14% of all eligible shares, elected each of the following nominees to the Board of Directors of the Company: Bentley J. Blum, Shelby T. Brewer, Paul E. Hannesson, David L. Mitchell, Edward L. Palmer and William R. Toller. Stockholders holding a maximum of 314,777 shares withheld, and no stockholder abstained from, the vote of their shares with respect to the election of each of the foregoing nominees. No shares were represented as "broker non-votes."

(b) Ratification of Independent Auditors: By an affirmative vote of 30,811,158 shares, constituting 95.30% of all eligible shares, the stockholders of the Company ratified the appointment of Tanner + Co. as the Company's independent auditors for the fiscal year ending December 31, 2000. Stockholders holding 237.584 shares voted against, and stockholders holding 23,470 shares abstained from, the approval of this proposal. No shares were represented as "broker non-votes."

         On November 17, 2000, the Company conducted a special meeting of stockholders. As of the record date of October 2, 2000, there were 38,526,172 shares of the Common Stock of the Company eligible to vote. Of the shares eligible to vote, 23,953,443 shares constituting 62.12% of all eligible shares, were represented either in person or by proxy at the special meeting. The Company submitted the following matters to a vote at the special meeting with the following results:

(a) Amendment of the Certificate of Incorporation: By an affirmative vote of 23,554,063 shares, constituting 61.14% of all eligible shares, the stockholders of the Company ratified an amendment to the Company's Certificate of Incorporation increasing the authorized number of shares of common stock from 100,000,000 to 125,000,000. Stockholders holding 398,380 shares voted against, and shareholders holding 1,000 abstained from, the adoption of this proposal. No shares were represented as "broker non-votes."

(b) Approval and Acquisition: By an affirmative vote of 23,909,043 shares, constituting 62.06% of all eligible shares, the stockholders of the Company approved the acquisition of Dispute Resolution Management, Inc. Stockholders holding 43,400 shares were voted against, and stockholders holding 1,000 shares abstained from, the adoption of this proposal. No shares were represented as "broker non-votes."

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ----------------------------------------------------------------------

MARKET INFORMATION

         On June 28, 1996, the Company issued common stock and warrants at initial public offering prices of $6.00 per share and $0.10 per warrant. The Company's common stock and warrants are traded on the American Stock Exchange ("Amex") under the symbols CXI and CXI.WS, respectively. As of March 15, 2001, there were 181 record holders of the Company's common stock and 45 record holders of the Company's warrants.

         The following table sets forth, for the fiscal periods shown, the high and low sale prices (rounded to the nearest cent) for the Company's common stock and warrants as reported on the Amex.

                                      Common Stock                Warrants
                                  ------------------         -----------------
                                   High         Low          High         Low
                                  ------        ----         ----         ----
Fiscal 2000
      First Quarter.............  $2.75         0.88         0.44         0.19
      Second Quarter............   1.94         0.75         0.31         0.13
      Third Quarter.............   1.63         0.81         0.34         0.13
      Fourth Quarter............   0.94         0.19         0.19         0.15

Fiscal 1999
      First Quarter.............   0.44         0.38         0.16         0.03
      Second Quarter............   0.38         0.19         0.02         0.02
      Third Quarter.............   1.50         0.25         0.63         0.02
      Fourth Quarter............   1.44         0.63         0.38         0.02

         Since 1997, the Company, through Teledyne Commodore, LLC (the "LLC"), has participated in the ACWA technology program using a derivative of the SET technology. The ACWA technology program short-listed the SET technology in 1997 along with five other technologies. Throughout 1997 and the summer of 1998, the LLC demonstrated the efficacy of the SET technology to the ACWA assessment board, and the ACWA program provided funds in the amount of approximately 1.8 million dollars to the LLC in anticipation of further testing of the SET technology. In July 1998, after the ACWA program did not select the Company's SET technology for further demonstration, the market reacted strongly as evidenced by the decreased value of the Company's common stock.

         In the fiscal last quarter of 1999, the same ACWA assessment board announced in a written report that it planned to test the technologies that it had failed to test in 1998. In February 2000, the ACWA assessment board notified the LLC that the Company's SET technology would be tested further in the ACWA demonstration program. The ACWA awarded a $7.9 million contract to the LLC for this purpose in March 2000. On August 27, 1999, the "Defense Cleanup," a publication that reports contracting and general news concerning the DOD, stated that the DOD had agreed to spend an additional $40 million to test the three remaining technologies in the ACWA program. The Company's SET technology was one of the three remaining technologies awaiting this additional funding from the DOD for test completion.

         On or about July 29, 1998, the price of the common stock was $0.5625 per share. After the "Defense Cleanup" published the article, the common stock traded at a price of $1.00 per share. Although at the time the article was published, the DOD had not awarded any funds to the ACWA program or the LLC, the article indicated a strong likelihood that the DOD would award such funds for further testing of the SET technology under the ACWA program. On February 25th 2000, the Company issued a press release announcing that the DOD had officially provided funding to the LLC for further testing in the ACWA program, and the price of the Company's common share increased to $2.50 per share.

         Although the Company released other press releases during this time period concerning other aspects of its business, management believes this ACWA program funding was the primary reason for the appreciation in the value of the Company's common stock.

DIVIDEND INFORMATION

         Series A Preferred Stock
         ------------------------

         The holders of the Company's Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), were entitled to receive cumulative dividends at the rate of $7.00 per share per annum, payable at the time of conversion, either in cash or at the election of the Company by delivery of shares of Common Stock at the effective conversion price if the Board of Directors of the Company declared the payment of dividends and from the funds legally suitable for the payment. As of December 31, 1998, the Company had issued a total of 15,173 shares of common stock as dividends in kind with respect to the Series A Preferred Stock, the total dollar value of which is approximately $37,318. [Of this total amount, 6,252 shares of the Company's Common Stock were issued in 1998, the total value of which is approximately $14,000.] As of December 31, 1998, all of the shares Series A Preferred Stock were converted to the common stock of the Company. See "Recent Sales of Unregistered Securities -- August 1997 Private Placement of Series A Preferred Stock."

         Series E Preferred Stock
         ------------------------

         The holders of the Company's Series E Convertible Preferred Stock, par value ($0.001) per share (the "Series E Preferred Stock"), are entitled to a variable rate dividends beginning at 12% and averaging 8.15% over the term of the securities. As of December 31, 2000, the Company had paid $134,000 in cash dividends on the shares of Series E Preferred Stock, and the Company has accrued an additional $250,000 in dividends. The Company has the option to pay the dividends accrued in all periods after April 30, 2000 in the Company's common stock rather than cash. See "Recent Sales of Unregistered Securities -- November 1999 Private Placement of Series E Preferred Stock."

         Series F Preferred Stock
         ------------------------

         The holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred Stock"), are entitled to a variable rate dividend beginning at 12% and averaging 8.15% over the term of the securities. As of December 31, 2000, the Company had paid $91,500 in dividends on the shares of the Series F Preferred Stock, and the Company has accrued an additional $158,000 in dividends. The Company has the option to pay the dividends accrued in all periods after September 31, 2000 in the Company's common stock rather than cash. See "Recent Sales of Unregistered Securities -- March 2000 Private Placement of Series F Preferred Stock."

         The Company has never paid cash dividends on its common stock. Any future determination by the Board of Directors of the Company with respect to the payment of cash dividends on the common stock of the Company will depend on the ability of the Company to service its outstanding indebtedness, the Company's future earnings, capital requirements, the financial condition of the Company and such other factors as the Company's Board of Directors may consider. The Company currently intends to retain its earnings to finance the growth and development of its business, to repay outstanding indebtedness and does not anticipate paying cash dividends on its common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES


March 2000 Private Placement of Series F Preferred Stock

         On March 20, 2000, the Company completed a $2.0 million private placement financing with The Shaar Fund Ltd. The Company issued to The Shaar Fund 226,000 shares of a newly authorized Series F Convertible Preferred Stock (the "Series F Convertible"), convertible into the Company's common stock, at any time after September 31, 2000, for a conversion price equal to the arithmetic mean of the closing prices of the Company's common stock as reported on the American Stock Exchange for the ten trading days immediately preceding the date of conversion so long as the Company's common stock continues to trade on the American Stock Exchange. In May 2003, the Series F Convertible will automatically convert into our Common Stock at a conversion price calculated in accordance with the above conversion formula plus any accrued and unpaid dividends.

         The Series F Convertible has a variable rate dividend averaging 8.15% over the term of the securities. The Company reserved the right to redeem all of the Series F Convertible on or before September 31, 2000 by payment to the holders of the shares of the Series F Convertible of $2.3 million plus any accrued and unpaid dividends. Depending upon the market price of the Company's common stock at the time of conversion, the issuance of the Company's common stock upon conversion of the Series F Convertible may be subject to shareholder approval. In addition, the Company issued to The Shaar Fund a warrant to purchase up to 226,500 shares of the Company's common stock (subject to adjustment) at a purchase price of $1.1963 per share. The warrant expires on November 4, 2004. The Company also issued to Avalon Research Group Inc., as finder in this transaction, a five-year warrant to purchase up to 250,000 shares of the Company's common stock (subject to adjustment) at a purchase price of $1.1963 per share. The Company also paid Avalon a "finder's fee" in the amount of $200,000 for this transaction.

         The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to The Shaar Fund Ltd., written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipient of the limitations on resale of such securities. In addition, The Shaar Fund Ltd. was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities.


November 1999 Private Placement of Series E Preferred Stock

         On November 4, 1999, the Company completed a $2.5 million private placement financing with The Shaar Fund Ltd. The Company issued to The Shaar Fund 335,000 shares of a newly authorized Series E Convertible Preferred Stock (the "Series E Convertible"), convertible into the Company's common stock, at any time after April 30, 2000, for a conversion price equal to the arithmetic mean of the closing prices of the Company's common stock as reported on the American Stock Exchange for the ten trading days immediately preceding the date of conversion so long as the Company's common stock continues to trade on the American Stock Exchange. In May 2003, the Series E Convertible will automatically convert into the Company's common stock at a conversion price calculated in accordance with the above conversion formula plus any accrued and unpaid dividends.

         The Series E Convertible has a variable rate dividend averaging 8.15% over the term of the securities. The Company reserved the right to redeem all of the Series E Convertible on or before April 30, 2000 by payment to the holders of the shares of the Series E Convertible of $2.8 million plus any accrued and unpaid dividends. Depending upon the market price of the Company's common stock at the time of conversion, the issuance of the Company's common stock upon conversion of the Series E Convertible may be subject to shareholder approval. In addition, the Company issued to The Shaar Fund a warrant to purchase up to 312,500 shares of our Common Stock (subject to adjustment) at a purchase price of $1.1963 per share. The warrant expires on November 4, 2004. The Company also issued to Avalon Research Group Inc., as finder in this transaction, a five-year warrant to purchase up to 250,000 shares of our Common Stock (subject to adjustment) at a purchase price of $1.1963 per share. The Company also paid Avalon a "finder's fee" in the amount of $250,000 for this transaction.

         The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to The Shaar Fund Ltd., written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipient of the limitations on resale of such securities. In addition, The Shaar Fund Ltd. was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities.

September 1998 Exchange of Debt for Series B, C, D, Preferred Stock and Separation Stock

         On December 25, 1998, the Company consummated the transfer, effective as of September 28, 1998, of all 10,000,000 of its shares of common stock, par value $.001 per share (the "Separation Stock"), of Separation, representing approximately 87% of the issued and outstanding shares of capital stock of Separation, to Environmental as part of a debt repayment plan between the Company and Environmental. As of September 28, 1998, Environmental owned approximately 35% of the issued and outstanding shares of common stock of the Company. As of March 29, 2001, Environmental owns approximately 16.58% of the issued and outstanding shares of common stock of the Company.

         As a result of the repayment, the Company has repaid all of its debt in the amount of $6,756,000 (the "Debt") to Environmental by exchanging the Debt for (i) the Separation Stock (as repayment of $1,250,000 of the Debt); (ii) 20,909 shares of newly authorized 6% Series B Convertible Preferred Stock of the Company (as repayment of $2,090,870 of the Debt); (iii) 10,189 shares of newly authorized 6% Series C Convertible Preferred Stock of the Company (as repayment of $1,018,864 of the Debt); (iv) 20,391 shares of newly authorized 6% Series D Convertible Preferred Stock of the Company (as repayment of $2,039,100 of the Debt); (v) the assignment to Environmental of an account receivable due to the Company from Separation in the amount of $357,000 (as repayment of $357,000 of the Debt); and (vi) the amendment of an existing warrant owned by Environmental to purchase 1,500,000 shares of the Company's common stock to reduce the exercise price of such warrant from $10.00 per share to $1.50 per share. Representatives of both the Company and Environmental determined the terms of the debt restructuring were determined as a result of arm's-length negotiations, and such determinations were supported by fairness opinions by an independent, third-party appraiser. Since the Company and Environmental are deemed to be related parties, the Company and Environmental recorded gains in the total amount of $7,818,000 from these transactions as direct contributions to equity.

         The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to Environmental written information about the Company in accordance with Rule 502 of the Securities Act and advised Environmental of the limitations on resale of such securities. In addition, Environmental was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities. On November 24, 1999, Environmental converted all its shares Series B, C, and D Preferred Stock into 7,258,533 shares of common stock.

February 1998 Intercompany Note

         In February 1998, Environmental provided an unsecured loan in the amount of $5,450,000 to the Company, evidenced by the non-convertible note issued by the Company (the "Intercompany Note"). Pursuant to the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note is payable at the rate of 8% per annum, semiannually in cash. The unpaid principal amount of the Intercompany Note was due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than with respect to working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, subject to certain conditions. The Company used the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. The Company paid the Intercompany Note in full effective as of September 28, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions--February 1998 Intercompany Note."

         In connection with the loan, the Company amended and restated in its entirety a five-year warrant issued to Environmental on December 2, 1996, to purchase 7,500,000 shares of the Company's common stock to, reducing the exercise price of the warrant from $15.00 per share to $10.00 per share and to modify other terms of the warrant. In addition, the Company issued to Environmental an additional five-year warrant to purchase 1,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. See "Certain Relationships and Related Transactions--February 1998 Intercompany Note."

         The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to Environmental, written information about the Company in accordance with Rule 502 of the Securities Act and advised Environmental of the limitations on resale of such securities. In addition, Environmental was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities.

October 1997 Private Placement of Common Stock

         In October 1997, the Company sold 700,000 shares (the "Private Placement Shares") of common stock (of which 600,000 shares were sold at $3.675 per share and 100,000 shares were sold at $3.93125 per share) for an aggregate purchase price of approximately $2.6 million in a private placement (the "October 1997 Private Placement") to certain "accredited investors", as such term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The names of the persons or the class of persons to whom the Company sold the Private Placement Shares are set forth in Exhibit
4.11. Pursuant to the terms of such sale, if, during the 12-month period ending September 30, 1998 (the "Reset Period"), the Company (i) sells any shares of common stock, (ii) issues any securities convertible into or exercisable for common stock, or (iii) issues any shares of common stock during such Reset

Period (but not thereafter) upon conversion of the Series A Preferred Stock, in each case, for a selling price, conversion price or exercise price per share which shall be lower than the per share purchase price of the Private Placement Shares (such lower price referred to as the "Reset Price"), the per share purchase price will be adjusted downward at the end of the Reset Period to be equal to the Reset Price. On December 31, 1997, the Company's aggregate price reset liability was $1,198,000. This amount was recorded as an adjustment to the original purchase price and accrued as a liability. On October 2, 1998, the Company issued an additional 599,063 shares or the Company's common stock to the holders of the Private Placement Shares in connection with the Reset Price provision. The Reset Price and the per share price of the subsequent issuance of shares of common stock was $2.00 per share.

         In December 1997, the Company issued to various investors an aggregate of 326,760 shares of common stock upon conversion of certain of their respective shares of Series A Preferred Stock at a conversion price of $2.00 per share. See "--August 1997 Private Placement of Series A Preferred Stock." As a result, the per share purchase price of the Private Placement Shares have been adjusted downward at the end of the Reset Period to reflect a share price of $2.00 per share. Pursuant to the terms of the October 1997 Private Placement, the Company is required either to refund approximately $1.2 million (representing the difference between the aggregate purchase price of the Private Placement Shares and the aggregate purchase price of such shares based on the Reset Price of $2.00 per share), or to issue approximately 600,000 additional shares of common stock (representing the number of additional shares of common stock the investors would have received in October 1997 had the purchase price thereof been $2.00 per share) to the investors in the October 1997 Private Placement, for no additional consideration, at the end of the Reset Period. The Company has recorded a liability of approximately $1.2 million to reflect the cost of such price reset.

         Affiliates of the placement agent in connection with the October 1997 Private Placement, received warrants to purchase an aggregate of 60,000 shares of the Company's common stock at a price of $3.675 per share. The Company has an effective registration statement on file with the Securities and Exchange Commission (the "Commission") with respect to the 700,000 shares of common stock issued in the October 1997 Private Placement and the 60,000 shares of common stock issuable by the Company upon exercise of the foregoing warrants. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         The recipients of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in such transactions. The Company made available to all recipients of securities written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipients of the limitations on resale of such securities. In addition, all recipients were offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities.

August 1997 Private Placement of Series A Preferred Stock

         In August 1997, the Company sold 18,000 shares of Series A Preferred Stock for an aggregate purchase price of $1.8 million in a private placement (the "August 1997 Private Placement") to "accredited investors" as such term is defined in Rule 501 promulgated under the Securities Act. The names of the persons or the class of persons to whom the Company sold the shares in the August 1997 Private Placement are set forth in Exhibit 4.7. The Series A Preferred Stock was convertible into that number of shares of common stock equal to $100 divided by the Conversion Price (as defined therein). The "Conversion Price" is defined as the amount equal to the lesser of (i) $4.64 per share, representing 100% of the average of the closing sale prices of the common stock for the five consecutive trading days preceding the issuance date of the Series A Preferred Stock, or (ii) 88% of the average of the closing sale prices of the common stock for the five consecutive trading days immediately prior to the date of conversion. Subject to customary anti-dilution provisions, the minimum Conversion Price was $2.00 per share, provided, however, that if the average of the closing sale prices of the common stock for any 60 consecutive calendar days was less than $2.00 per share, such investors had the right (i) to demand mandatory redemption of their shares of Series A Preferred Stock (at $100 per share plus accrued and unpaid dividends) or (ii) to convert their shares of Series A Preferred Stock into shares of common stock, without regard to such minimum $2.00 conversion price.

         As of March 26, 1998, all 18,000 shares of Series A Preferred Stock had been converted into an aggregate of 753,200 shares of the Company's common stock, based upon Conversion Prices ranging from $2.00 to $3.685 per share.

         The placement agent in connection with the August 1997 Private Placement received warrants to purchase 19,407 shares of the Company's common stock at $5.80 per share. The Company has an effective registration statement on file with the Commission with respect to the 753,200 shares of Common Stock into which the Series A Preferred Stock were converted, as well as the 19,407 shares of Common Stock issuable upon the exercise of the foregoing warrants. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         The recipients of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in such transactions. The Company made available to all recipients of securities written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipients of the limitations on resale of such securities. In addition, all recipients were offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities.

September 1997 Intercompany Convertible Note

         In September 1997, Environmental provided a unsecured loan in the amount of $4.0 million to the Company, evidenced by the convertible subordinated note issued by the Company (the "Convertible Note"). Pursuant to the Convertible Note, the Company is obligated to pay Environmental interest only at the rate of

8% per annum, payable quarterly. Unless converted into the Company's common stock at any time, the unpaid principal amount of the Convertible Note is due and payable, together with accrued and unpaid interest, on August 31, 2002. Payment of principal and accrued interest under the Convertible Note is subordinated to all other indebtedness for money borrowed of the Company. Environmental has the right to convert the Convertible Note into shares of the Company's common stock at a conversion price of $3.89 per share. Such conversion price was fixed at approximately 85% of the five-day average closing bid price of the Company's common stock ($4.575 per share) prior to August 22, 1997, the date that the Executive and Finance Committees of the respective Boards of Directors of the Company and Environmental authorized such loan. In connection with the $4.0 million loan, the Company issued Environmental a five-year warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $5.0325 per share (such price constituting approximately 110% of the $4.575 five-day average closing bid price of Common Stock prior to August 22, 1997).

         In March 1998, the Company prepaid $2.0 million of the Convertible Note by (i) paying Environmental the sum of $500,000 in cash and (ii) transferring to Environmental a promissory note (the "LPM Note"), dated August 30, 1996, in the principal amount of $1.5 million from Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corporation, a Delaware corporation ("Lanxide"). Lanxide, which specializes in the manufacture of ceramic bonding and refractory materials, is related to the Company due to significant common beneficial ownership. To induce Environmental to accept the Company's prepayment of $2.0 million of the Convertible Note (and thereby divest itself of the right to convert $2.0 million of the Convertible Note into Common Stock), the Company issued to Environmental an additional warrant to purchase up to 514,000 shares of the Company's common stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of the Company's common stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000. The remaining balance of this Intercompany Convertible Note was paid off effective September 28, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions--September 1997 Intercompany Note."

         The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictive legends were affixed to the warrant issued in this transaction. The Company made available to Environmental written information about the Company in accordance with Rule 502 of the Securities Act and advised Environmental of the limitations on resale of such securities. In addition, Environmental was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities.

ITEM 6.  SELECTED FINANCIAL DATA.
------   ----------------------- -

         The following table presents selected financial data of the Company, as of December 31, 2000, and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000. The following selected historical data is derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

                      (in thousands, except per share data)

Consolidated Statement of Operations Data:


                                                                   Year ended December 31,
                                         ----------------------------------------------------------------------------
                                           1996            1997             1998              1999             2000
                                         --------       ----------       ---------         ---------        ---------

Revenue:
  Contract revenue..................     $  5,123       $   19,493       $  17,470         $  18,147        $  20,631
Cost of sales:
  Cost of sales.....................        4,136           16,325          15,421            16,127           14,452
  Research and development..........        2,022            3,074           2,722             1,145              993
  General and administrative........        3,412           12,196           8,118             4,037            6,989
  Depreciation and amortization.....          561            1,282           1,150               696            1,471
  Impairment of Goodwill............                                                                            6,586
  Minority interests................           --              (82)            300                --              341
                                         --------       ----------       ---------         ---------        ---------

Loss from operations................       (5,008)         (13,302)        (10,241)           (3,858)         (10,201)

  Interest income...................          477              745             337                39               67
  Interest expense..................         (617)          (1,310)         (1,066)             (166)          (1,307)
  Equity in net losses of subsidiary         (495)          (1,827)         (2,383)               --               --
                                         --------       ----------       ---------         ---------        ---------

Loss before income taxes ...........       (5,643)         (15,694)        (13,353)           (3,985)         (11,441)
    Income taxes....................           --               --              --                --               --
                                         --------       ----------       ---------         ---------        ---------

Net loss ...........................     $ (5,643)      $  (15,694)        (13,353)        $  (3,985)       $ (11,441)
                                         ========       ==========       =========         =========        =========

Net loss per share - basic and diluted   $  (0.31)      $    (0.73)      $   (0.58)        $   (0.16)       $   (0.34)
                                         ========       ==========       =========         =========        =========

Weighted average number of shares...       18,100           21,844          23,194            24,819           35,866
                                           ======           ======          ======            ======           ======




Consolidated Balance Sheet Data:


                                                                        December 31,
                                         ----------------------------------------------------------------------------
                                           1996            1997            1998              1999             2000
                                         --------       ----------       ---------         ---------        ---------

Cash and cash equivalents.........       $ 12,076       $   13,151       $   1,777         $   1,797        $   1,980
Total assets......................         33,456           29,696          15,617            16,047           37,473
Long term debt....................             29               19              --               716            5,182
Total liabilities.................         13,380           10,521           3,709             6,096           29,199
Minority interests................             --            6,645              --                --              419
Stockholders' equity..............         20,076           11,654          11,908             9,951            7,855


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

Overview

         The Company is engaged in providing a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing SET, (ii) the settlement of complex, long-tail and latent insurance claims by utilizing a series of tools including an internally developed risk modeling program, FOCUS, and (iii) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste.

         The Company owns technologies related to the separation and destruction of mixed waste, polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs). Until September 1998, the Company was engaged in the separation of hazardous waste through its 87% owned subsidiary, Separation. Effective September 28, 1998, the Company sold its investment in Separation, which has caused significant variations in results for the periods presented.

         The Company is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Advanced Sciences, formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the U.S. As some government contracts are funded in one-year increments, there is a possibility for cutbacks as these contracts constitute a major portion of Advanced Sciences' revenues, and such a reduction would materially affect the operations. However, management believes Advanced Sciences' existing client relationships will allow the Company to obtain new contracts in the future. Through DRM, an 81% owned subsidiary, the Company has several engagements with various industrial, manufacturing and mining companies in the U.S. and in Europe for the recovery of insurance claims.

         The Company has identified three reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting
Standards Board's Statement of Financial Accounting Standards No. 131. These three segments are as follows: Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste; and Dispute Resolution Management, Inc., which provides a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities.

Results of Operations

Year ended December 31, 2000 compared to Year ended December 31, 1999

         Revenues were $20,631,000 for the year ended December 31, 2000, compared to $18,147,000 for the year ended December 31, 1999. The increase in revenues is primarily due to the revenue contribution of the Company's 81% interest in DRM, acquired August 30, 2000.

         In the case of Advanced Sciences, revenues were $16,786,000 for the year ended December 31, 2000, compared to $17,973,000 for the year ended 1999. Revenues in 2000 were primarily from engineering and scientific services performed for the United States government under a variety of contracts similar to those in place in 1999. Advanced Sciences had three major customers in 2000, each of which represents more than 10% of annual revenue. The combined revenue for these three customers was $13,836,000 or 67% of the Company's total 2000 revenue. The decline in revenues at Advanced Sciences is primarily the result of less subcontract work being performed in 2000. The government decided to deal directly with the subcontractor rather than having Advanced Sciences subcontract this work on behalf of the government. The government took this action, as the subcontracts became too large. Cost of sales decreased from $15,865,000 for 1999 to $13,962,000 for 2000. A reduction in cost of sales at Advanced Sciences resulted from decreased revenues. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         In the case of DRM, revenues were $3,574,000 for the year ended December 31, 2000. The Company purchased its 81% interest in DRM on August 30, 2000 and was able to consolidate DRM's revenues and earnings as of that date. Revenues in 2000 were primarily from completed settlement agreements between their clients and major insurers. DRM has several client engagements, of which three represented more than 10% of DRM's annual revenue. The combined revenue for these three customers was $2,300,000 or 64% of the DRM's total 2000 revenue contribution to the Company. Settlements are the result of 18 to 24 months of effort by various employees of DRM, of which the expenses are captured in the general and administrative costs section. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         In the case of Solution, revenues were $271,000 for the year ended December 31, 2000 as compared with $174,000 for the year ended December 31, 1999. The increase is primarily due to the increase in feasibility studies and commercial processing. Revenues in 2000 were primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Solution has two major customers, each of which represents more than 10% of annual revenue. The combined revenue for these two customers was $271,000 or 100% of the Solution's total 2000 revenue. The increase in revenues at Solution is primarily the result of more subcontract work being performed in 2000. Cost of sales was $490,000 for the year ended December 31, 2000 as compared to $262,000 for the year ended December 31, 1999. The increase in cost of sales is attributable to greater sales and marketing expenses for the SET technology which the Company anticipates greater revenues from Solutions in 2001. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the year ended December 31, 2000, the Company incurred research and development costs of $993,000, as compared to $1,145,000 for the year ended December 31, 1999. 100% of the research and development costs are attributable to the operations of Solution. In 2000, the Company invested more money in capital expenditures and less in laboratory work and consultants than it had in 1999. DRM and Advanced Sciences did not incur research and development costs in the years 1999 and 2000.

         General and administrative expenses for the year ended December 31, 2000 were $6,989,000, as compared to $4,037,000 for the year ended December 31, 1999. This increase is the result of the addition of the DRM's general and administrative costs as well as and increase in the costs from Solution.

         In the case of Advanced Sciences, general and administrative costs increased from $1,428,000 for the year ended December 31, 1999 to $2,355,000 for the year ended December 31, 2000. This increase reflects the impact of some restructuring steps in Advanced Sciences (including principally a reduction in personnel and the associated severance cost) the Company made in the fourth quarter of 2000 due to the inability to replace certain completed contracts. In the case of DRM, general and administrative costs recognized by the Company were $1,761,000 for the year ended December 31, 2000. These costs represent the salaries and bonuses issued to all employees of DRM. Solution incurred general and administrative costs of $504,000 for the year ended December 31, 2000 as compared with $175,000 for the year ended December 31, 1999. This increase was primarily due to a greater sales and marketing effort for Solution's services, which has resulted in contracts that will produce revenue in 2001.

         The increase in interest expense of $1,141,000 from 1999 to 2000 is primarily related to amortization of non-cash interest costs associated with the Company's purchase of 81% of DRM on August 30, 2000 ($658,000) and the Weiss Group Loan ($333,000).

         In 2000, the Company took an asset impairment charge of $6.586 million as a result of the write off of goodwill associated with the prior acquisition of Advanced Sciences. In taking this charge, the Company considered Advanced Sciences' operating history and cashflows, its inability to obtain replacement contracts for completed contracts in fourth quarter of 2000 and the future prospects for additional contracts to Advanced Sciences in 2001. The Company believes that revenues from existing and potential contracts in 2001 will be insufficient to offset amortization of goodwill associated with Advanced Sciences. The impairment charge reduced the value of the assets of Advanced to their fair market value.

Year ended December 31, 1999 compared to Year ended December 31, 1998

         Revenues were $18,147,000 for the year ended December 31, 1999, as compared to $17,470,000 for the year ended December 31, 1998. Such revenues were primarily from the Company's ASI subsidiary, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. The Company has two major customers, each of which represents more than 10% of total annual revenue. The combined revenue for these two customers was $15,979,000 or 88% of total 1999 revenue. Costs of sales were $16,127,000 for the year ended December 31, 1999, as compared to $15,421,000 for the year ended December 31, 1998. Variations arise from the changes in subcontract activities in relation to total revenue.

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

         In July 1996, the Company utilized a portion of the net proceeds from its IPO to repay an outstanding line of credit of $2.0 million, as well as a $5,925,426 promissory note to its principal stockholder (the "Environmental Funding Note"). The Company set aside $1.0 million cash collateral to support a loan made by a commercial bank to the Company's principal stockholder in December 1993. In September 1996, the bank released such cash collateral. See "Certain Relationships and Related Transactions--Organization and Capitalization of the Company."

         In August 1996, the Company loaned $1.5 million to LPM, a wholly owned subsidiary of Lanxide, evidenced by the LPM Note. Lanxide is related to the Company by significant common beneficial ownership. The LPM Note is collateralized by the assets of PLM and guaranteed by Lanxide. The PLM Note became due on February 28, 1998. In March 1998, the Company transferred the PLM Note to Environmental, together with $500,000 in cash, as partial prepayment of the $4.0 million unsecured loan from Environmental to the Company in September 1997. See "Market for Registrant's Common Equity and Related Stockholder Matters Recent Sales of Unregistered Securities", "September 1997 Intercompany Convertible Note" and "Certain Relationships and Related Transactions September 1997 Intercompany Convertible Note."

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

         At December 31, 2000 and 1999, Advanced Sciences had a $1,459,000 and $948,000 outstanding balance, respectively, on various revolving lines of credit. In August 1998, Advanced Sciences refinanced their line of credit with Finova Capital Corporation (the "Finova Credit Line"). The Finova Credit Line was not to exceed 75% of eligible receivable or $2,000,000 and was due in August 2000 with interest payable monthly at prime plus 1 1/2 percent (9 1/4 percent as of December 31, 1999). The Finova Credit Line was extended on a month-to-month basis through October 2000 when the Company secured a new line of credit. The Finova Credit Line was collateralized by the assets of Advanced Sciences and was guaranteed by the Company. The Finova Credit Line contained certain financial covenants and restrictions including minimum ratios that Advanced Sciences had to satisfy. Advanced Sciences was in compliance with the covenants throughout the term of the Finova Credit Line.

         In August 1999, Advanced Sciences received $1,000,000 as a "new advance" under a First Amendment to its existing revolving line of credit. This advance is evidenced by a secured promissory note (the "1999 Term Note"). The 1999 Term Note was repayable in monthly installments in the principal amount of $16,667 plus interest accrued and unpaid interest. The first payment was paid August 1999. Interest was set at prime plus 1 1/2 percent. Security for the 1999 Term Note included virtually all property and equipment owned by Advanced Sciences and the Company. This 1999 Term Note was shown as long-term debt in the consolidated balance sheet. The 1999 Term Note and the outstanding balances of the Finova Credit Line were paid in full when Advanced Sciences refinanced their line of credit in October 2000.

         In October 2000, Advanced Sciences refinanced their line of credit with KBK Financial, Inc. (the "KBK Credit Line"). The KBK Credit Line is not to exceed 85% of eligible receivables or $2,500,000 and is due October 2002 with interest payable monthly at prime plus 2 percent (11 1/2 percent as of December 31, 2000). The KBK Credit Line is collateralized by the assets of Advanced Sciences and is guaranteed by the Company. The KBK Credit Line contains certain financial covenants and restrictions including minimum ratios that Advanced Sciences must satisfy. Advanced Sciences was in compliance with the covenants of the KBK Credit Lines at December 31, 2000.

         In addition, the KBK Credit Line agreement stipulates that no payments shall be made by Advanced Sciences to the Company other than monthly scheduled payments of principal with respect to the $7,700,000 subordinated indebtedness owed by Advanced Sciences to the Company (which is eliminated in consolidation) and intercompany indebtedness not to exceed $20,000 in any month. In addition, Advanced Sciences shall not incur indebtedness in excess of $25,000, other than trade payables, the above subordinated indebtedness and other contractual obligations to suppliers and customers incurred in the ordinary course of business.

         In February 1998, Environmental provided the Company with a $5,450,000 uncollateralized loan, evidenced by the Intercompany Note due on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, subject to certain conditions. The Company has used the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. During 1998, the Company repaid $828,000 of the principal balance on this Note before the Note was paid off in its entirety through the September 28, 1998 transaction described below. In connection with the loan, the Company amended and restated in its entirety a five-year warrant to purchase 7,500,000 shares of Common Stock issued to Environmental on December 2, 1996 to, among other things, reducing the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, the Company issued to Environmental an additional five-year warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $10.00 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

         Effective September 28, 1998, the Company repaid $6,756,000 of its debt to Environmental (representing the balances on the September, 1997 Convertible

Note and the February, 1998 Intercompany Note) by exchanging the debt for (i) 10,000,000 shares of Separation Common Stock (as repayment of $1,250,000 of debt); (ii) 20,909 shares of newly created 6% Series B Convertible Preferred Stock of the Company (as repayment of $2,090,870 of debt); (iii) 10,189 shares of newly created 6% Series C Convertible Preferred Stock of the Company (as repayment of $1,018,864 of debt); (iv) 20,391 shares of newly created 6% Series D Convertible Preferred Stock of the Company (as repayment of $2,039,100 of debt); (v) assignment to Environmental of an account receivable due to the Company from Separation in the amount of $357,000 (as repayment of $357,000 of debt); and (vi) amendment of an existing warrant owned by Environmental to purchase 1,500,000 shares of the Company's Common Stock at $10.00 per share, reducing the exercise price to $1.50 per share. The terms of the debt restructuring were determined as a result of arm's length negotiations between representatives of both the Company and Environmental, and were supported by fairness opinions by an independent, third party appraiser. Environmental currently owns approximately 35% of the outstanding shares of the Company's common stock. See "Certain Relationships and Related Transactions", "Market for Registrant's Common Equity and Related Stockholder Matters Recent Sales of Unregistered Securities", and Note 5 to "Notes to Consolidated Financial Statements".

         As part of this restructuring plan, the Company consummated the transfer of all 10,000,000 of its shares of common stock, par value $.001 per share (the "Separation Stock"), of Separation, representing approximately 87% of the issued and outstanding shares of capital stock of Separation to Environmental. The transfer was effective as of September 28, 1998. Accordingly, the 1998 consolidated financial statements of the Company include the activity of Separation only through September 28, 1998. As a result of this sale, the Company recognized a contribution to capital of $4,664,000.

         In November 1999, the Company completed $2.5 million in financing through private placement. The Company issued 335,000 shares of a new Series E Convertible Preferred Stock, convertible into Common Stock at the market price, after April 30, 2000 and up through April 30, 2003 at which time it automatically converts to Common Stock. The Series E Convertible Preferred Stock has a variable rate dividend averaging 8.15% over the term of the security. The Company reserved the right to redeem all the Series E Convertible Preferred Stock on or before April 30, 2000 by payment of $2.8 million plus any accrued dividends.

         In March 2000, the Company completed $2.0 million in financing through private placement. The Company issued 226,000 shares of a new Series F Convertible Preferred Stock, convertible into Common Stock at the market price, after September 30, 2000 and up through April 30, 2003 at which time it automatically converts to Common Stock. The Series F Convertible Preferred Stock has a variable rate dividend averaging 8.15% over the term of the security. The Company reserved the right to redeem all the Series F Convertible Preferred Stock on or before September 30, 2000 by payment of $2.3 million plus any accrued dividends.

         In September 2000, the Company completed $500,000 in financing in the form of a loan (the "Brewer Note") from one of its officers and directors, Shelby T. Brewer. The Brewer Note bears a 9.75% interest rate, payable monthly, with a balloon principal payment at the end of the term. The note was due and payable on March 15, 2001 and was extended under the same terms and conditions until December 31, 2001. The Brewer Note is convertible into Common Stock at the market price up through December 31, 2001.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A.

Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% of the Common Stock, transferred to the investors a total of 1,000,000 shares of Common Stock. Three of the holders of the Weiss Group Note have granted payment extensions until June 30 and July 31, 2001, while the fourth holder of the Weiss Group Note has extended only until May 1, 2001. If the fourth holder of the Weiss Group Note declares a default on may 1, 2001, the other three holders of the Weiss Group Note will also be permitted to declare a default.

         The Company has an irrevocable obligation to repurchase from the former shareholders of DRM, by August 30, 2001, that number of 9.5 million shares of the Company's common stock necessary to provide the holders of such shares with a total of $14.5 million. Moreover, the Company currently requires additional cash to sustain existing operations and meet the Company's ongoing capital requirements. The continuation of the Company's operations is dependent in the short term upon its ability to obtain additional financing and, in the long term, to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

         The Company currently is negotiating with a lender to obtain debt financing, together with funds generated from operations, to meet the Company's cash needs over the next 12 months. The Company intends to obtain additional financing as necessary through additional debt financing or the sale of additional shares of Company's common stock. The Company currently intends to meet its repurchase obligation to the former shareholders of DRM by reacquiring their shares and selling those shares to generate the cash necessary to meet the obligation; however, the Company's ability to effect the repurchase obligation in this manner is heavily dependent on the stock price of the Company's common stock at the time of the repurchase. The Company intends to meet its long term capital needs through obtaining additional contracts that will generate funds from operations and obtaining additional debt or equity financing as necessary or engaging in merger or sale transactions. There can be no assurance that such sources of funds will be available to the Company or that it will be able to meet its short or long term capital requirements.

         For the year ended December 31, 2000, the Company incurred a net loss of $11,441,000, as compared to a net loss of $3,985,000 for the year ended December 31, 1999. The increased net loss was primarily due to non-cash costs of management's decision to write off the goodwill associated with the purchase of Advanced Sciences ($6,586,000), the non-cash costs associated with the Weiss Loan ($333,000) and the non-cash interest ($658,000) and the non-cash amortization costs associated with the purchase of DRM ($594,000).

         Advanced Sciences' contract with one customer, representing $11,618,000, or 52% of 2000 revenue ended December 31, 2000. Advanced Sciences was not successful with its efforts to replace this contract volume of work. Advanced Sciences used many subcontractors to service this account. The negative impact on profits from this work reduction should be offset by increases in business by DRM and Solution in 2001.

         As shown in the financial statements for the years ended December 31, 2000, 1999, and 1998, the Company incurred losses of $11,441,000, $3,985,000, and $13,353,000 respectively. The Company has also experienced net cash outflows from operating activities of $1,582,000, $2,905,000, and $9,176,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, 1999 and 1998 the Company had working capital of $(16,876,000), $621,000, and $1,817,000 respectively. The negative working capital balance for the year ended December 31, 2000 is primarily due to the payment obligations of the

Company to the former shareholders of DRM ($13,581,000 of the purchase price obligation and approximately $2,500,000 of the earn-out guarantee) under the Stock Purchase Agreement for the acquisition of 81% of DRM on August 30, 2000.

         As shown in the financial statements for the years ended December 31, 2000, 1999, and 1998, the Company had stockholders' equity of $7,855,000, $9,951,000, and $11,654,000 respectively. The Company's net decrease in stockholders' equity from December 31, 1999 to December 31, 2000 is due to the loss for the period ($11,441,000) and the gains from the issuance of various classes of stock ($9,345,000).


NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards (the "NOLs") of approximately $38,000,000, which expire in the years 2001 through 2020. The amount of NOLs that can be used in any one year will be limited by the applicable tax laws that are in effect at the time such NOLs can be utilized. The Company has determined a maximum of approximately $2.4 million of NOLs is available to be used annually. Unused NOLs balances may be accumulated and used in subsequent years. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the NOLs.

YEAR 2000 CONSIDERATIONS

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. As of March 29, 2001 the Company has not experienced any such computer difficulty; however, computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties may, depending upon their pervasiveness and severity, have a material adverse effect on the Company's business, financial condition and results of operations. Any of the following could have a material adverse effect on the Company's business, financial condition and results of operations:

o a failure to fully identify all Year 2000 dependencies in the Company's systems;

o a failure to fully identify all Year 2000 dependencies in the Company's systems of its collaborative partners, suppliers and customers;

o a failure of the Company's collaborative partners, suppliers and customers to adequately address their Year 2000 issue;

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  ----------------------------------------------------------

          Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    -------------------------------------------

         The consolidated financial statements of the Company are included on pages F-1 through F-41 of this Annual Report and are incorporated herein by reference.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
------   -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         The   Company   terminated   and   dismissed   its   former   auditors,
PricewaterhouseCoopers, LLP ("PwC"), on August 17, 1999.

         During the Company's past two fiscal years, PwC's report on the Company's financial statements did not contain any adverse opinions or disclaimers of opinions and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that PwC's auditor report on the Company's consolidated financial statements for the year ended December 31, 1998, contained an explanatory paragraph addressing the Company's continuation as a going concern due to the Company's recurring losses from operations and net cash outflows from operations.

         The decision to terminate its relationship with PwC was approved by the Board of Directors of the Company.

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

         No  "reportable   events"  as  described  under  Item  304(a)(i)(v)  of
Regulation S-K occurred during the Company's fiscal years ended December 31, 1998 and December 31, 1997.

         Pursuant to action approved by the Company's Board of Directors on August 17, 1999, the Company retained Tanner + Co. ("Tanner") as its independent auditors for the years ended December 31, 1999 and December 31, 2000. Prior to the Company's engagement of Tanner, the Company did not consult with Tanner regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

         During the Company's fiscal years ended December 31, 2000 and 1999, there were no disagreements between the Company and its independent auditors, Tanner, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner, would have caused Tanner to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------    --------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive Officers and Directors of the Company, and their positions with the Company as of March 15, 2001 are as follows:

Name                          Age        Position
-------------------------- ---------- -----------------------------------------------------------------

Shelby T. Brewer, Ph.D.        62         Chairman of the Board, President and Chief Executive Officer
-------------------------- ---------- -----------------------------------------------------------------
James M. DeAngelis             40         Chief Financial and Administrative Officer, Treasurer
-------------------------- ---------- -----------------------------------------------------------------
William J. Russell             50         Chairman and Chief Executive Officer, DRM
-------------------------- ---------- -----------------------------------------------------------------
Tammie P. Speciale             38         President and Chief Operating Officer, DRM
-------------------------- ---------- -----------------------------------------------------------------
O. Mack Jones                  60         Acting President of Advanced Sciences
-------------------------- ---------- -----------------------------------------------------------------
Bentley J. Blum                59         Director
-------------------------- ---------- -----------------------------------------------------------------
Herbert A. Cohen               67         Director
-------------------------- ---------- -----------------------------------------------------------------
Paul E. Hannesson              60         Director
-------------------------- ---------- -----------------------------------------------------------------
David L. Mitchell              70         Director
-------------------------- ---------- -----------------------------------------------------------------
Edward L. Palmer               83         Director
-------------------------- ---------- -----------------------------------------------------------------
William R. Toller              69         Director
-------------------------- ---------- -----------------------------------------------------------------


         SHELBY T. BREWER, Ph.D. was appointed Chairman, Chief Executive Officer and President of the Company since January 2001. Since April 2000, Mr. Brewer has served as Chairman and Chief Executive Officer of Solutions, a wholly owned subsidiary of the Company which oversees Advanced Sciences. From 1996 to March 2000, Dr. Brewer was President of S. Brewer Enterprises, a consulting firm he founded that is engaged in supporting mergers and acquisitions, arranging private and public financing, forming joint ventures abroad, re-positioning established companies, and fostering new technology enterprises. Dr. Brewer served as President and CEO of the nuclear power businesses of ABB Combustion Engineering from 1985 to 1995. From 1981 to 1984, Dr. Brewer served as Assistant Secretary of Energy in the Reagan administration, holding the top nuclear post in the U.S. government. Prior to his appointment by President Reagan, Dr. Brewer achieved positions of increasing line responsibility in private industry, the U.S. Navy, and the Atomic Energy Commission. Dr. Brewer holds Ph.D. and M.S. degrees in nuclear engineering from the Massachusetts Institute of Technology. He holds a B.S. degree in mechanical engineering and a B.A. in humanities from Columbia University.

         JAMES M. DEANGELIS was appointed Vice President-Finance and Treasurer of the Company in July 1998 and was promoted to Chief Financial and Administrative Officer and Secretary in December 1998. Mr. DeAngelis has also served as Senior Vice President-Sales & Marketing of Separation since July 1996, after having served as its Vice President-Marketing since November 1995. Mr.

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

         WILLIAM J. RUSSELL has served as Chairman and Chief Executive Officer of DRM since December 1996. Mr. Russell served as Managing Director of KPMG Peat Marwick, LLP's Environment Management Alternative Dispute Resolution Group from March 1995 to December 1996. Mr. Russell served as Vice President of Atlantic Environmental Management from March 1994 to March 1995. Mr. Russell served as General Counsel of Pintlar Corporation (formerly the Bunker Hill Company). Mr. Russell served as Vice President to Gulf Resources & Chemical a NYSE resource company located in Washington, D.C., from February 1992 to March 1994 and was responsible for the company's environmental matters with regard to its status as the owner and primary PRP of one of the nation's largest Superfund sites. Mr. Russell was engaged in the private practice of law at Elam Burke & Boyd from August 1977 to October 1991, and maintained a practice with an emphasis on environmental law and insurance defense representation. Mr. Russell holds a law degree from the University of Denver. Mr. Russell holds a B.A. degree from the University of Kansas.

         TAMIE P. SPECIALE has served as President and Chief Operating Officer of DRM since December 1996. Ms. Speciale served as a manager of KPMG Peat Marwick, LLP's Environment Management Alternative Dispute Resolution Group from January 1996 to December 1996. Ms. Speciale was engaged in the private practice of law at Watkiss Dunning & Watkiss, P.C., from January 1995 to December 1995, and maintained a practice with a concentration in environmental law and commercial business law. Ms. Speciale is certified as an arbitrator with the National Association of Security Dealers (NASD). Ms. Speciale holds an MBA, a law degree and a B.S. degree from the University of Utah.

         O. MACK JONES serves as Acting President of Advanced Sciences since February 2000. Mr. Jones also serves as Vice President of Field Operations since April 1998, managing its field treatability studies and commercial projects. On February 28, 2000, Mr. Jones was appointed Acting President of Advanced Sciences
 . Mr. Jones served as a consultant to the Company from June 1996 to April 1998, assisting in the commercialization of the solvated electron technology. From September 1994 to May 1996, he served as a consultant to Environmental assisting in the development of the solvated electron technology. From 1991 to May 1996, Mr. Jones served as the founder and principal executive officer of an environmental consulting company, Florida Vector Services, which provided both consulting and hands-on remediation services primarily in TSCA-related areas. From 1986 to 1991, Mr. Jones was Vice President-Operations with Quadrex Environmental Company, managing the company's field remediation businesses. Mr. Jones is a professional mechanical engineer who held several managerial operating positions in power generation and distribution arenas during his twenty-six years of service to General Electric Company. His experience includes commercial nuclear, fossil, and hydro power construction and maintenance, industrial power delivery systems, and industrial drives and controls.

         BENTLEY J. BLUM has served as a director of the Company since March 1996 and served as its Chairman of the Board from March to November 1996. Mr. Blum has served as a director of Environmental since 1984 and served as its Chairman of the Board from 1984 to November 1996. Mr. Blum also currently serves as a director of Separation, Solution and CFC Technologies. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of corporations that hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is a principal stockholder of Environmental. Mr. Blum is the brother-in-law of Paul E. Hannesson, a director of the Company.

         HERBERT A. COHEN has served as a director of the Company and Environmental since July 1996 and served as a director of Separation from March 1998 to March 2000. Mr. Cohen has been a practicing negotiator for the past three decades acting in an advisory capacity in hostage negotiations and crisis management. He has been an advisor to Presidents Carter and Reagan in the Iranian hostage crisis, the government's response to the skyjacking of TWA Flight 847 and the seizure of the Achille Lauro. Mr. Cohen's clients have included large corporations and government agencies such as the Department of State, the Federal Bureau of Investigation, the Conference of Mayors, the Bureau of Land Management, Lands and Natural Resources Division in conjunction with the EPA, and the United States Department of Justice. In addition, Mr. Cohen was an advisor and consultant to the Strategic Arms Reduction Talks negotiating team. Mr. Cohen holds a law degree from New York University School of Law and has lectured at numerous academic institutions.

         PAUL E. HANNESSON has served as a director of the Company since March 1996 and served as Chairman of the Board from November 1996 through January 2001. Mr. Hannesson also served as Chief Executive Officer of the Company from March to October 1996 and as President from March to September 1996, and was re-appointed Chief Executive Officer in November 1996 and President in May 1997, all positions he served until January 2001. Mr. Hannesson has been a director of Environmental since February 1993 and was appointed its Chairman of the Board and Chief Executive Officer in November 1996. Mr. Hannesson also served as President of Environmental from February 1993 to July 1996 and was re-appointed President in May 1997. In July 1998 Mr. Hannesson resigned as Director and Officer of Environmental. Mr. Hannesson also currently serves as the Chairman of the Board and Chief Executive Officer of Separation. Mr. Hannesson was a private investor and business consultant from 1990 to 1993. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director of the Company.

         DAVID L. MITCHELL has served as a director of the Company and Environmental since July 1996 and as a director of Separation from April 1997 to March 2000. Mr. Mitchell has also served as a consultant to the Company from July 1997 to July 1998. For the past sixteen years, Mr. Mitchell has been President and co-founder of Mitchell & Associates, Inc., a banking firm providing financial advisory services in connection with corporate mergers, acquisitions and divestitures. Prior to forming Mitchell & Associates in 1982, Mr. Mitchell was a Managing Director of Shearson/American Express Inc. from 1979 to 1982, a Managing Director of First Boston Corporation from 1976 to 1978, and a Managing Director of the investment-banking firm of S.G. Warburg & Company from 1965 to 1976. Mr. Mitchell holds a bachelor's degree from Yale University.

         EDWARD L. PALMER has served as a director of the Company since August 1998. Mr. Palmer currently serves as President of the Mill Neck Consulting Group, founded in 1983. Mr. Palmer retired in September 1982 as Chairman of the Executive Committee and Director of CitiCorp and Citibank, N.A. after 23 years of service. Mr. Palmer served as Vice President of the New York Trust, serving in several executive positions since 1940. Mr. Palmer is Trustee Emeritus of Brown University, New York Philharmonic and The Metropolitan Museum of Art. Mr. Palmer served as Director of Borg-Warner Corp., CitiCorp, Corning Incorp., Del Monte Corp., First Boston Corp., Grindlays Banks, plc Kissinger Associates, Monsanto Co., Mutual Life Ins., Phelps Dodge Corp., Union Pacific Corp., and Washington National Bank Corp.

         WILLIAM R. TOLLER has served as a director of the Company since March 1998. Mr. Toller has also served as a member of the Board of Directors of Separation from April 1997 to March 2000 and has served as a consultant to Environmental since July 1997. Mr. Toller served as the Vice Chairman of Lanxide from July 1997 to February 1998. Mr. Toller also currently serves as Chairman and Chief Executive Officer of Titan Consultants, Inc. (August 1996 - Present). Mr. Toller had been the Chairman and Chief Executive Officer of Witco Corporation since October 1990 and retired in July 1996. Mr. Toller joined Witco in 1984 as an executive officer when it acquired the Continental Carbon Company of Conoco, Inc., of which he had been the President and an officer since 1955. Mr. Toller is a graduate of the University of Arkansas with a Bachelor's degree in Economics, and the Stanford University Graduate School Executive Program. Mr. Toller serves on the Board of Directors of Chase Industries, Inc., Fuseplus, Inc., of which he is also Chairman of the Organization and Compensation Committee, and the United States Chamber of Commerce, of which he is also a member of the Labor Relations and International Policy Committees. Mr. Toller is also a member of the Board of Trustees and the Executive and Finance Committees of the International Center for the Disabled, a member of the Board of Associates of the Whitehead Institute for Biomedical Research, a member of the National Advisory Board of First Commercial Bank in Arkansas, a member of the Dean's Executive Advisory Board and the International Business Committee at the University of Arkansas, College of Business Administration, and a member of the Board of Presidents of the Stamford Symphony Orchestra.

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

KEY EMPLOYEES

         The names and ages of the key employees of the Company not listed above, and their positions with the Company as of March 15, 2001, are as follows:


Name                          Age        Position
----                          ---        --------

Gerry D. Getman, Ph.D.        53         Vice President and Director of Research and Development


         GERRY D. GETMAN, Ph.D. has served as Vice President and Director of Research and Development of the Company since June 1996 and of Solution since November 1997. From 1991 to 1995, Dr. Getman was employed by Calgon Corporation as Director of Research. From January 1996 to March 1996, Dr. Getman was a private consultant for Environmental, and from April 1996 to May 1996, he served as Vice President and Director of Research for Environmental. From 1982 to 1991, Dr. Getman served in various capacities at Calgon including ISO 9000 Director, Quality Assurance Director, and Analytical Laboratory Manager. From 1975 to 1981, he was employed by Velsicol Chemical Corporation in several capacities including Manager of Analytical Research. Dr. Getman received his Ph.D. in Chemistry from Rensselaer Polytechnic Institute and a B.S. in Chemistry from Florida Southern College.

BOARD COMMITTEES

         The Company's Board of Directors has (i) an Audit Committee, (ii) a Compensation, Stock Option and Benefits Committee and (iii) an Executive and Finance Committee. As of December 31, 2000, the Audit Committee was composed of David L. Mitchell, as Chairman, Herbert A. Cohen, Edward L. Palmer and William
R. Toller. The responsibilities of the Audit Committee include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company.

         As of December 31, 2000, the Compensation, Stock Option and Benefits Committee, was composed of Herbert A. Cohen, as Chairman, David L. Mitchell, Edward L. Palmer and William R. Toller. The Compensation, Stock Option, and Benefits Committee has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1998 Stock Option Plan, and determining the recipients, amounts and other terms (subject to the requirements of the 1998 Stock Option Plan) of options which may be granted under the 1998 Stock Option Plan from time to time and providing guidance to management in connection with establishing additional benefit plans.

         The Company no longer maintains an Executive and Finance Committee (the "Finance Committee"). On August 30, 2000, the Board of Directors unanimously voted to abolish the Finance Committee and determined that its function would be performed by the entire Board of Directors.

COMPENSATION OF DIRECTORS

         The Company pays non-management directors a director's fee in the amount of $375 per meeting for attendance at the meetings of the Board of Directors, and the Company reimburses the directors for actual expenses incurred in respect of such attendance. The Company does not separately compensate employees for serving as directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission and the Amex. Such persons are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all
Section 16(a) forms filed with the Commission.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2000, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2000, or upon written representations received by the Company from certain reporting persons that such persons were not required to file Forms 5, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2000.

ITEM 11.          EXECUTIVE COMPENSATION.
-------           ----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 2000, 1999, and 1998 to all persons serving as the Company's Chief Executive Officer during 2000, to each of the Company's four most highly compensated executive Officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such year.


                                             Summary Compensation Table


                                               Annual Compensation                         Long-Term Compensation
                                    --------------------------------------    ---------------------------------------------
                                                                   Other                   Securities
                                                                   Annual      Restricted    Under-               All Other
                                                                   Compen-        Stock      lying        LTIP     Compen-
    Name and Principal                        Salary       Bonus   sation        Award(s)    Options    Pay-outs   sation
         Position                   Year       ($)          ($)     ($)            ($)         (#)         ($)       ($)
    ------------------              ----      ------       -----   -------     ----------  ----------   --------  ---------

Paul E. Hannesson                   2000     358,934(1)     -0-        -0-         -0-           -0-        -0-        -0-
Chief Executive Officer             1999     331,416(1)     -0-     12,000(2)      -0-     2,400,000(3)     -0-     33,638(4)
                                    1998     250,256(1)     -0-      7,700(2)      -0-       577,500(3)     -0-        -0-

Kenneth L. Adelman, Ph.D.           2000         -0-        -0-        -0-         -0-           -0-        -0-        -0-
Former Executive Vice President     1999         -0-        -0-    238,756(6)      -0-           -0-        -0-        -0-
                                    1998     179,854(5)     -0-        -0-         -0-        70,000(7)     -0-        -0-

Shelby T. Brewer, Ph.D.(8)          2000      58,707(9)     -0-        -0-         -0-       640,000(10)    -0-        -0-
Chief Executive Officer             1999         -0-        -0-        -0-         -0-           -0-        -0-        -0-
Solutions                           1998         -0-        -0-        -0-         -0-           -0-        -0-        -0-

William E. Ingram (11)              2000     147,842(12)    -0-        -0-         -0-           -0-        -0-        -0-
Vice President & Controller         1999     150,426(12)    -0-        -0-         -0-       100,000(13)    -0-        -0-
                                    1998      82,500(12)    -0-        -0-         -0-       150,000(13)    -0-        -0-

Peter E Harrod(14)                  2000     187,036(15)    -0-        -0-         -0-           -0-        -0-        -0-
President                           1999     170,501(15)    -0-        -0-         -0-       200,000(16)    -0-        -0-
Advanced Sciences                   1998     170,653(15)    -0-        -0-         -0-       255,000(16)    -0-        -0-

James M. DeAngelis(17)              2000     164,368(18)    -0-        -0-         -0-           -0-        -0-        -0-
Senior Vice President & Chief       1999     147,614(18)    -0-        -0-         -0-       200,000(19)    -0-     12,225(20)
Financial Officer                   1998      72,500(18)    -0-        -0-         -0-       181,250(19)    -0-        -0-


--------------------------------------------------------------------------------

(1) Represents the amount of Mr. Hannesson's base salary allocated to the Company (100% in 2000 and 1999). Mr. Hannesson's total base salary for 1997 and 1998 was $395,000 and $434,500, (25% of base salary was deferred as of October 5, 1998; base salary adjusted to $330,000), respectively. Certain portions of such base salary were also allocated to Environmental and Separation. The Company previously recorded a liability for $344,000 representing amounts owed to Mr. Hannesson under his employment contract, but deferred per agreement. The deferred salary amount was used by Mr.

      Hannesson to offset a portion of the exercise price and taxes with respect to Mr. Hannesson's stock option exercise of 830,000 stock options in July 2000. See "Certain Relationships and Related Transactions--Services Agreement." Mr. Hannesson was replaced by Shelby T. Brewer effective January 15, 2001. Mr. Hannesson remains a director of the Company.

(2) Represents the amount of Mr. Hannesson's automobile allowance allocated to the Company. Mr. Hannesson's total automobile allowance for 1997 was $24,000 and for 1998 was $12,000, certain portions of which were also allocated to Environmental and Separation. Mr. Hannesson was replaced by Shelby T. Brewer effective January 15, 2001. Mr. Hannesson remains a director of the Company.

(3) Represents shares of Common Stock underlying stock options granted to Mr. Hannesson by the Company in his capacity as an officer and director of the Company.

(4)   Represents moving allowances paid to Mr. Hannesson in 1999.

(5) Represents the amount of Mr. Adelman's base salary allocated to the Company. Mr. Adelman's total base salary for 1998 was $400,500. Certain portions of such base salary were also allocated to Environmental and Separation. Dr. Adelman resigned his management positions effective December 31, 1998. Mr. Adelman concluded his term as a Director of the Company on August 30, 2000.

(6) Represents amounts paid to Mr. Adelman in 1999 in satisfaction of his employment agreement.

(7) Represents shares of Common Stock underlying stock options granted to Mr. Adelman by the Company in his capacity as a director of the Company. Mr. Adelman concluded his term as a Director of the Company on August 30, 2000.

(8) Mr. Brewer served as Chief Executive Officer and President of Solutions and a director of the Company since April 2000. Mr. Brewer assumed the positions of Chairman, Chief Executive Officer and President of the Company as of January 15, 2001.

(9) Represents the amount of Mr. Brewer's base salary allocated to the Company. Mr. Brewer's base salary for 2000 was $90,000.

(10) Represents shares of Common Stock underlying stock options granted to Mr. Brewer by the Company in his capacity as an officer and director of the Company.

(11) Mr. Ingram served as Vice President and Controller from October 1996 to March 1997, as Vice President - Finance from March to May 1997, and as Vice President and Controller of the Company from June 1997 to January 2001. Mr. Ingram resigned his management position effective January 12, 2001.

(12) Represents the amount of Mr. Ingram's base salary allocated to the Company. Mr. Ingram's total base salary for 2000, 1999 and 1998 was $150,000. Certain portions of such base salary in 1998 were also allocated to Environmental and Separation. Mr. Ingram resigned his management position effective January 12, 2001.

(13) Represents shares of Common Stock underlying stock options granted to Mr. Ingram by the Company in his capacity as an officer of the Company. Mr. Ingram resigned his management position effective January 12, 2001.

(14) Mr. Harrod served as President of Advanced Sciences, a wholly owned subsidiary of the Company, from November 1996 to February 2001 and served as President of Commodore Solution Technologies, Inc., a wholly owned subsidiary of the Company since January 1999. Mr. Harrod resigned his management position effective February 28, 2001.

(15) Represents the amount of Mr. Harrod's base salary allocated to the Company, through its wholly owned subsidiary, Advanced Sciences. Mr. Harrod's total base salary for 1997, 1998 and 1999 was $150,000, $170,000, and $190,000 respectively. Mr. Harrod resigned his management position effective February 28, 2001.

(16) Represents shares of Common Stock underlying stock options granted to Mr. Harrod by the Company in his capacity as an officer of the Company. Mr. Harrod resigned his management position effective February 28, 2001.

(17) Mr. DeAngelis served as Vice President and Treasurer of the Company from July 1998 to December 1999 and as Sr. Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary from December 1999 to present.

(18) Represents the amount of Mr. DeAngelis' base salary allocated to the Company. Mr. DeAngelis' total base salary for 2000, 1999 and 1998 was $165,000, $145,000 and $145,000 respectively.

(19) Represents shares of Common Stock underlying stock options granted to Mr. DeAngelis by the Company in his capacity as an officer of the Company.

(20)  Represents moving allowances paid to Mr. DeAngelis in 1999.

 STOCK OPTIONS

         The following table sets forth certain information concerning options granted during the year ended December 31, 2000 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan (the "1998 Plan"). The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2000.

                        Option Grants in Last Fiscal Year


                                                          Individual Grants
                                 ---------------------------------------------------------------
                                                                                                       Potential Realizable Value
                                                                                                             at Assumed
                                    Number of        Percent of                                             Annual Rates of
                                   Securities      Total Options       Exercise of                    Stock Price Appreciation for
                                   Underlying       Granted to           Base                               Option Term(4)
                                    Options        Employees in          Price        Expiration     ----------------------------
         Name                      Granted (#)     Fiscal Year(3)       ($/Sh)          Date             5% ($)          10% ($)
 ----------------                 ------------     --------------      -----------    ----------     -------------    -----------

 Shelby T. Brewer............      500,000(1)          22.28%              1.00          04/15/05           -0-           -0-
                                   140,000(2)           6.24%              1.06          09/30/05           -0-           -0-



(1) Options to purchase 500,000 shares of Common Stock were granted to Mr. Brewer in April 2000 pursuant to the 1998 Plan and are exercisable in five
      (5) 100,000-share increments when the Company's stock price reaches $2, $3, $4 and $5 per share. The options to purchase 500,000 shares of Common Stock were fully vested as of September 30, 2000 by action of the Board of Directors.

(2) Options to purchase 140,000 shares of Common Stock were issued on September 30 2000 of which 50% vested upon issuance and the remaining 50% vest on June 30, 2001.

(3) Percentages based on 2,243,769 stock options granted (the 1998 Plan) during the year ended December 31, 2000.

(4) The closing price for the Company's Common Stock on December 29, 2000 was $0.25. The closing price is used for all the subsequent stock appreciation calculations.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan at December 31, 2000 by the individuals listed in the Summary Compensation Table.


 Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values


                                                                                   Number of
                                                                              Securities Underlying         Value of Unexercised
                                                                               Unexercised Options          In-the-Money Options
                                           Shares             Value           at Fiscal Year-End(#)         at Fiscal Year-End($)
                                        Acquired on         Realized               Exercisable/                 Exercisable/
               Name                     Exercise (#)         ($)(1)               Un-exercisable              Un-exercisable(2)
               ----                     ------------        --------          ---------------------         ---------------------

Paul E. Hannesson...............          830,000              -0-             830,000 / 2,147,500                 -0- / -0-
Kenneth L. Adelman, Ph.D. ......           70,000              -0-                 -0- / -0-                       -0- / -0-
William E. Ingram...............           90,000              -0-             100,000 / 30,000                    -0- / -0-
James M. DeAngelis..............            -0-                -0-             381,250 / -0-                       -0- / -0-
Peter E. Harrod.................            -0-                -0-             353,000 / 102,000                   -0- / -0-


(1) Represents the difference between the last reported sale price of the Common Stock on December 31, 2000 ($0.25), and the exercise price of the option ($0.4375 to $0.688) multiplied by the applicable number of options exercised.

(2) Represents the difference between the exercise price and the closing price on December 31, 2000, multiplied by the applicable number of securities.


EMPLOYMENT AGREEMENTS

         William J. Russell and Tammy P. Speciale, former owners of DRM, entered into employment agreements with DRM for a term expiring on August 31, 2005.
Pursuant to such employment agreement, Mr. Russell and Ms. Speciale agreed to devote their business and professional time and efforts to the business of DRM as senior executive officers. The employment agreements provide that Mr. Russell and Ms. Speciale, each shall receive, among other things, a base salary at an annual rate of $262,500 through December 31, 2001, and will receive not less than $275,000 through December 31, 2002 and not less than $290,000 through December 31, 2003, for services rendered to DRM and certain of its affiliates, including the Company.

         The Company has no other employment contracts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 2000 were Herbert A. Cohen (Chairman), David L. Mitchell, Edward L. Palmer and William R. Toller. Mr. Mitchell served as a consultant to the Company from July 15, 1997 to August 14, 1998, and received compensation in the amount of $10,000 per month for services rendered to the Company in such capacity.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee was established in November 1996 and is responsible for, among other things, establishing the compensation policies applicable to executive Officers of the Company. The Compensation Committee was composed of Herbert A. Cohen (Chairman), David L. Mitchell, Edward L. Palmer and William R. Toller at December 31, 2000, all of whom were non-employee Directors of the Company. All decisions of the Compensation Committee relating to the compensation of the Company's executive Officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Mr. Cohen, Mr. Mitchell and Mr. Toller in their capacities as members of the Compensation Committee at December 31, 2000, addressing the Company's compensation policies for 2000 as they affected the Company's executive Officers.

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

         To achieve these objectives, the Company's executive compensation program is designed to:4

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

         The key elements of the Company's executive compensation program in 2000 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

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

         In 2000, total compensation was paid to executives primarily based upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Mr. Hannesson, the Chairman of the Board, President and Chief Executive Officer of the Company received annual compensation based upon, among other things, individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. Mr. Hannesson received a base salary at an annual rate of $360,000 in 2000 for services rendered to the Company.

         The members of the Compensation Committee establish the amount actually received by Mr. Hannesson each year as base salary for services rendered to the Company and its affiliates. In establishing Mr. Hannesson's base salary for 2000, the Compensation Committee took into account the salaries of chief executive Officers at other similar public companies, future objectives and challenges, and Mr. Hannesson's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Hannesson's achievement of his 1999 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 1999 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 1999. The Compensation Committee also considered Mr. Hannesson's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Hannesson, the Compensation Committee exercised its discretion and judgment based on the above factors, and no specific formula was applied to determine the weight of each factor.

         Mr. Hannesson's base salary increased from $330,000 for 1999 to $360,000 for 2000, representing an increase of approximately 9%. Mr. Hannesson's base salary originally was increased from $434,500 for 1998 to $477,950 for 1999, representing an increase of approximately 10%. On October 5, 1998, Mr. Hannesson agreed to defer a portion of his base salary (31%), reducing his base salary to $330,000. 1998 base salary was allocated among the Company, Environmental and Separation based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Environmental and Separation paid $260,526, $58,658 and $94,504, respectively, of his 1998 salary. Mr. Hannesson also received an automobile allowance of $12,000 for 1998, and the Company, Environmental and Separation paid $7,700, $1,620 and $2,610, respectively, of such allowance. The Company paid all of Mr. Hannesson's compensation in 1999 and 2000.

         Annual Incentive Bonus. Annual incentive bonuses for executive Officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company. For 2000 no annual incentive bonuses were paid to the individuals named in the Summary Compensation Table.

         Pursuant to his employment agreement which ended December 31, 1999, Mr. Hannesson was eligible to receive incentive compensation of up to $225,000 per year for achieving certain of the performance goals set forth above. For 1999, Mr. Hannesson was awarded no incentive bonus . However, per Mr. Hannesson's employment contract, he was guaranteed a minimum bonus of $25,000 per year. The Company has included $50,000 in a deferred compensation liability representing minimum bonuses for 1998 and 1999.

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

         A total of  2,243,769,  3,259,323  and  3,576,412  stock  options  were granted pursuant to the 1998 Plan in 2000, 1999 and 1998, respectively. 2,400,000 and 577,500 of such options were granted to Mr. Hannesson in 1999 and 1998 respectively, and 640,000, 500,000 and 656,250 of such options were granted (in the aggregate) to other individuals named in the Summary Compensation Table in 2000, 1999 and 1998 respectively. The 1998 number does not include 324,959 stock options granted to Directors under the 1996 Plan, which were rescinded on the issuance of the 1998 Plan. The number of stock options granted in 2000, 1999 and 1998 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

Impact of Section 162(m) of the Internal Revenue Code

         The Compensation Committee's policy is to structure compensation awards for executive Officers that will be consistent with the requirements of Section 162(m) of the U.S. Internal Revenue Code of 1986 (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 2000 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 2000, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

COMPENSATION, STOCK OPTION AND BENEFITS COMMITTEE
                                                     Herbert A. Cohen (Chairman)
                                                               David L. Mitchell
                                                                Edward L. Palmer
                                                               William R. Toller

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information, as of March 15, 2001, with respect to the beneficial ownership of Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.



                                             Number of Shares             Percentage of Outstanding
             Name and Address of             of Common Stock               Shares of Common Stock
              Beneficial Owner             Beneficially Owned(4)             Beneficially Owned
             -------------------           ---------------------          -------------------------

Commodore Environmental                         8,456,677(5)                           16.58%
Services, Inc.(1)....................

Credit Agricole Deux Sevres(2).......           7,759,048(6)                           15.21%

William J. Russell(3)................           7,952,071(7)                           14.89%

Tamie P. Speciale(3).................           7,952,071(8)                           14.89%

Bentley J. Blum(1)...................           3,742,481(9)                            7.34%

Paul E. Hannesson(1).................           2,614,237(10)                           5.12%



(1) The address of Commodore Environmental Services, Inc., Bentley J. Blum and Paul E. Hannesson is 150 East 58th Street, Suite 3238, New York, New York 10155. Messrs. Blum and Hannesson are brothers-in-law.

(2) The address of Credit Agricole Deux Sevres is 4 Boulevard Louis Tardy, 79000 Niort, France.

(3) The address of Tamie P. Speciale and William J. Russell is 132 West Pierpoint Avenue, Suite 400, Salt Lake City, Utah 84101.

(4) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(5) Excludes warrants to purchase an aggregate of 17,901,988 shares of Common Stock at exercise prices ranging from $1.24 per share to $5.49 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

(6) Consists of (i) 6,000,000 shares of Common Stock pledged to Credit Agricole Deux Sevres from Environmental in connection with Environmental's default on $4.0 million of convertible bonds on February 06, 2001; and
      (ii) Credit Agricole Deux Sevres' indirect beneficial ownership of Common Stock based upon their ownership of 16,800,000 shares of Environmental's common stock pledged to Credit Agricole Deux Sevres from Environmental in connection with Environmental's default on $4.0 million of convertible bonds on February 06, 2001.

(7)   Consists of (i) 6,960,000 shares of our common stock issued to Mr. William
      J. Russell and Nancy E. Russell with joint tenancy and rights of survivorship, by the company in connection with our acquisition of 81.0% of DRM; (ii) 300,000 shares of our Common Stock underlying currently exercisable employee stock options granted to Mr. Russell at an exercise price of $1.125 per share; and (iii) 340,000 shares of our Common Stock underlying a currently exercisable five year warrant at an exercise price of $2.00 per share granted to Mr. William J. Russell and Nancy E. Russell with joint tenancy and rights of survivorship, by the Company in connection with our acquisition of 81.0% of DRM.

(8) Consists of (i) 6,960,000 shares of our Common Stock issued to Tamie P. Speciale and George H. Speciale with joint tenancy and rights of survivorship, by the Company in connection with our acquisition of 81.0% of DRM; (ii) 300,000 shares of our Common Stock underlying currently exercisable employee stock options granted to Ms. Speciale at an exercise price of $1.125 per share; and (iii) 340,000 shares of our Common Stock underlying a currently exercisable five year warrant at an exercise price of $2.00 per share granted to Ms. Tamie P. Speciale and George H. Speciale with joint tenancy and rights of survivorship, by the Company in connection with our acquisition of 81.0% of DRM.

(9) Consists of: (i) 105,000 shares of the Company Common Stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (ii) Mr. Blum's indirect beneficial ownership of Common Stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental Common Stock, representing together 37.74% of the outstanding shares of Environmental Common Stock at March 15, 2001, and 4,500,000 shares of Environmental Common Stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental. Does not include 450,400 shares of Environmental Common Stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental Common Stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental Common Stock owned by his spouse, mother and father.

(10) Consists of: (i) 830,000 shares of Common Stock; (ii) 1,147,500 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan; and (ii) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental Common Stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental Common Stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (c) 500,000 shares of Environmental Common Stock in exchange for options to purchase 950,000 shares of Environmental Common Stock, issued to Hannesson Family Trust, representing together 7.18% of the outstanding shares of Environmental Common Stock as of March 15, 2001, and (d) currently exercisable options to purchase 525,705 shares of Environmental Common Stock, representing together 7.78% of the outstanding shares of Environmental Common Stock. Does not include 1,000,000 shares of Environmental Common Stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental Common Stock owned by or for the benefit of his spouse and children. It also does not include 1,000,000 shares of Common Stock underlying stock options granted to Mr. Hannesson by the Company that are not currently exercisable.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of March 15, 2001 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each Director, (iii) each individual listed in the Summary Compensation Table herein, and (iv) all executive officers and Directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.



                                                                              Percentage of Outstanding
      Name and Address of                      Number of Shares                 Shares of Common Stock
      Beneficial Owner(1)                   Beneficially Owned(4)                Beneficially Owned
-------------------------------------    ----------------------------    -------------------------------

Commodore Environmental
Services, Inc........................               8,456,677(5)                           16.58%

Credit Agricole(2) ..................               7,759,048(6)                           15.21%

William J. Russell(3)................               7,592,071(7)                           14.89%

Tamie P. Speciale(3).................               7,592,071(8)                           14.89%

Bentley J. Blum......................               3,742,481(9)                            7.34%

Paul E. Hannesson....................               2,614,237(10)                           5.12%

Shelby T. Brewer, PhD................                 732,920(11)                           1.44%

James M. DeAngelis...................                 524,011(12)                           1.03%

Peter E. Harrod......................                 350,574(13)                           1.00%

William E. Ingram....................                 189,804(14)                             *

Kenneth L. Adelman, PhD..............                     -0-(15)                             *

Herbert A. Cohen.....................                 105,784(16)                             *

David L. Mitchell....................                 104,784(17)                             *

Edward L. Palmer.....................                 104,784(18)                             *

William R. Toller....................                 104,784(19)                             *

All executive officers and Directors                8,490,297                              16.64%
as a group (10 persons)..............


* Percentage ownership is less than 1%.

(1) Unless otherwise noted the address of each beneficial owner is 150 East 58th Street, Suite 3238, New York, New York 10155. Messrs. Blum and Hannesson are brothers-in-law.

(2) The address of Credit Agricole Deux Sevres is 4 Boulevard Louis Tardy, 79000 Niort, France.

(3) The address of Tamie P. Speciale and William J. Russell is 132 West Pierpoint Avenue, Suite 400, Salt Lake City, Utah 84101.

(4) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(5) Excludes warrants to purchase an aggregate of 17,901,988 shares of Common Stock at exercise prices ranging from $1.24 per share to $5.49 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

(6) Consists of (i) 6,000,000 shares of our Common Stock pledged to Credit Agricole Deux Sevres from Environmental in connection with Environmental's default on $4.0 million of convertible bonds on February 06, 2001; and
      (ii) Credit Agricole Deux Sevres' indirect beneficial ownership of our Common Stock based upon their ownership of 16,800,000 shares of Environmental's common stock pledged to Credit Agricole Deux Sevres from Environmental in connection with Environmental's default on $4.0 million of convertible bonds on February 06, 2001.

(7)   Consists of (i) 6,960,000 shares of our common stock issued to Mr. William
      J. Russell and Nancy E. Russell with joint tenancy and rights of survivorship, by the company in connection with our acquisition of 81.0% of DRM; (ii) 300,000 shares of our Common Stock underlying currently exercisable employee stock options granted to Mr. Russell at an exercise price of $1.125 per share; and (iii) 340,000 shares of our Common Stock underlying a currently exercisable five year warrant at an exercise price of $2.00 per share granted to Mr. William J. Russell and Nancy E. Russell with joint tenancy and rights of survivorship, by the Company in connection with our acquisition of 81.0% of DRM.

(8) Consists of (i) 6,960,000 shares of our Common Stock issued to Tamie P. Speciale and George H. Speciale with joint tenancy and rights of survivorship, by the Company in connection with our acquisition of 81.0% of DRM; (ii) 300,000 shares of our Common Stock underlying currently exercisable employee stock options granted to Ms. Speciale at an exercise price of $1.125 per share; and (iii) 340,000 shares of our Common Stock underlying a currently exercisable five year warrant at an exercise price of $2.00 per share granted to Ms. Tamie P. Speciale and George H. Speciale with joint tenancy and rights of survivorship, by the Company in connection with our acquisition of 81.0% of DRM.

(9) Consists of: (i) 105,000 shares of the Company Common Stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (ii) Mr. Blum's indirect beneficial ownership of Common Stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental Common Stock, representing together 37.74% of the outstanding shares of Environmental Common Stock at March 15, 2001, and 4,500,000 shares of Environmental Common Stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental. Does not include 450,400 shares of Environmental Common Stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental Common Stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental Common Stock owned by his spouse, mother and father.

(10) Consists of: (i) 830,000 shares of Common Stock; (ii) 1,147,500 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan; and (iii) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental Common Stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental Common Stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (c) 500,000 shares of Environmental Common Stock in exchange for options to purchase 950,000 shares of Environmental Common Stock, issued to Hannesson Family Trust, representing together 7.18% of the outstanding shares of Environmental Common Stock as of March 15, 2001, and (d) currently exercisable options to purchase 525,705 shares of Environmental Common Stock, representing together 7.78% of the outstanding shares of Environmental Common Stock. Does not include 1,000,000 shares of Environmental Common Stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental Common Stock owned by or for the benefit of his spouse and children. It also does not include 1,000,000 shares of Common Stock underlying stock options granted to Mr. Hannesson by the Company that are not currently exercisable.

(11) Consists of: (i) 3,500 shares of Common Stock; (ii) 640,000 shares of Common Stock underlying currently exercisable stock options granted to Mr.

      Brewer by the Company under the Plan; and (iii) 100,000 shares of Common Stock underlying a currently exercisable 2-year warrant at an exercise price of $1.06 per share granted to Mr. Brewer by the Company in connection with the Brewer Note.

(12) Consists of (i) 381,250 shares of Common Stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company under the Company's 1998 Plan; and (ii) Mr. DeAngelis' indirect beneficial ownership of Common Stock based upon his ownership of 580,000 shares of Environmental.

(13)  Consists  of  353,000   shares  of  Common  Stock   underlying   currently
      exercisable stock options granted to Mr. Harrod by the Company under the Company's 1998 Plan.

(14) Consists of (i) 90,000 shares of Common Stock; and (ii) 100,000 of Common Stock underlying currently exercisable stock options granted to Mr. Ingram by the Company under the Company's 1998 Plan.

(15) All stock options granted to Mr. Adelman by the Company under the Company's 1998 Plan have expired by their terms and conditions.

(16) Consists of (i) 1,000 shares of Common Stock; and (ii) 105,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Cohen by the Company under the Company's 1998 Plan.

(17)  Consists  of  105,000   shares  of  Common  Stock   underlying   currently
      exercisable stock options granted to Mr. Mitchell by the Company under the Company's 1998 Plan.

(18)  Consists  of  105,000   shares  of  Common  Stock   underlying   currently
      exercisable stock options granted to Mr. Palmer by the Company under the Company's 1998 Plan.

(19)  Consists  of  105,000   shares  of  Common  Stock   underlying   currently
      exercisable stock options granted to Mr. Toller by the Company under the Company's 1998 Plan.


Messrs. Blum and Hannesson are brothers-in-law.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

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

         In March 1996, the Company was formed as a wholly owned subsidiary of Environmental. Prior to its IPO, in exchange for the issuance of 15,000,000 shares of Common Stock, Environmental contributed to the Company (i) all of the assets and properties (including joint working proposals, quotations and bids in respect to projects and contracts awarded for feasibility studies), subject to all of the liabilities, of its operating divisions relating to SET and the exploitation of the SET technology and processes in all commercial and governmental applications; (ii) all of the outstanding shares of the capital stock of each of Commodore Laboratories, Inc., Commodore Remediation Technologies, Inc., Commodore Government Environmental Technologies, Inc., Commodore Technologies, Inc. and Sandpiper Properties, Inc. (except for a 9.95% minority interest in Commodore Laboratories, Inc. which at the time was held by Albert E. Abel); and (iii) a portion of the Environmental Funding Note in the amount of $3.0 million.

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

         In December 1996, the Company transferred certain of its operating assets related to its SET technology to Solution, subject to certain liabilities related to such assets, in exchange for 100 shares of Common Stock of Solution, representing all of the issued and outstanding shares of capital stock of Solution. Solution agreed to assume all of the net assets of the Company relating to its SET technology at December 1, 1996, which assets had an aggregate value of approximately $4.0 million at such date, and all known or unknown contingent or un-liquidated liabilities of and claims against the Company and its subsidiaries to the extent they relate to or arise out of the transferred assets. The Company retained, among other things, (a) all temporary cash investments of the Company at December 1, 1996, aggregating approximately $14.1 million, and (b) the principal executive offices and related assets of the Company that, at the time, were located in McLean, Virginia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

         On August 30, 2000 The Company completed a stock purchase agreement with DRM and its two shareholders.

         Under terms of the agreement,  The Company  purchased 81% of the issued
and  outstanding   capital  stock  of  DRM  from  the  two   shareholders.   The
consideration to these shareholders (and their designees) consisted of:

         a)  10.5 million shares of Common Stock.  Of these 10.5 million shares,
             9.5 million are subject to a one-year option to repurchase any or all shares.

         b) 5 million shares of Common Stock in exchange for an option to purchase the remaining 19% interest in DRM at the end of five years. The option price will be based upon the relative appraised values of DRM and the Company at the end of the five-year period.

         c) Five-year warrants to purchase up to an aggregate of 1.0 million shares of The Company common stock at an exercise price of $2.00 per share.

         d) Quarterly earn-out distributions equal to 35% of the cash flow of DRM over an earn-out period commencing as of September 1, 2000 and ending December 31, 2005. The Company has agreed that if DRM has not distributed to these shareholders a total of $10.0 million in cash in earn-out payments by December 31, 2003, The Company will make up any difference between $10.0 million and the actual cash distributed. This difference can be paid in our Common Stock at our sole discretion.

         The Company has an absolute and irrevocable obligation to repurchase, by the end of the one-year option period, that number of 9.5 million shares of Common Stock necessary to provide the holders of those shares with a total of $14.5 million. It is the Company's intention to exercise its option to reacquire these shares during the one-year period and sell these shares to meet the $14.5 million obligation to DRM.

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

         There was no sharing of services in 1999 and 2000, although, insurance costs were allocated between the Companies where it was beneficial to insure the family of companies under one policy.

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

         Pursuant to the terms of the Environmental Private Placement, Environmental was required to issue up to a maximum of 1,618,308 additional shares of Company Common Stock to the investors, for no additional consideration, in the event that 90% of the average closing bid price of the Common Stock for a certain period of time is less than the $4.3425 per share purchase price of the Common Stock sold in the First Tranche Sale. Environmental was required to issue an additional 1,400,981 shares of the Company's stock in satisfaction of the price-reset provisions. Environmental will, for a certain period of time, have the right and option (but not the obligation) to require the investors to purchase (i) an aggregate amount of additional shares of Company Common Stock equal to 4,000,000 divided by 90% of the average closing price per share of the Common Stock for the five trading days immediately prior to the closing date of such sale and (ii) warrants to purchase an aggregate of 100,000 shares of Company Common Stock at an exercise price per share equal to the greater of $6.00 or 125% of the per share purchase price of the shares of

Common Stock sold pursuant to (i) above, for an aggregate purchase price of $4.0 million (the "Second Tranche Sale"). As in the case of the First Tranche Sale, Environmental may be required to issue additional shares of Company Common Stock to the investors in connection with the Second Tranche Sale, for no additional consideration, in the event that 90% of the average closing bid price of the Common Stock for a certain period of time is less than the per share purchase price of the Common Stock sold in the Second Tranche Sale.

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

FEBRUARY 1998 INTERCOMPANY NOTE

         Upon receipt of the net proceeds of the Environmental Private Placement, Environmental provided a $5,450,000 uncollateralized loan to the Company, evidenced by a promissory note (the "Intercompany Note"). Pursuant to the terms of the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note was payable at the rate of 8% per annum semiannually in cash. The unpaid principal amount of the Intercompany Note was due and payable, together with accrued and unpaid interest, on the earlier to occur of (a)
December 31, 1999, or (b) consummation of any public offering or private placement (other than the Environmental Private Placement) of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, provided that if such funds are raised in a private placement during the period commencing on February 9, 1998 and ending on the last day of the Effective Period, then the Intercompany Note was not payable unless a Registration Statement has been effective for 75 consecutive days and is effective on the date of such repayment. The Company used the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. The Intercompany Note was fully paid off effective September 28, 1998. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--February 1998 Intercompany Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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


SEPTEMBER 1997 INTERCOMPANY CONVERTIBLE NOTE

         In September 1997, Environmental provided a $4.0 million uncollateralized loan to the Company, evidenced by a convertible promissory note (the "Convertible Note"). Pursuant to the terms of the Convertible Note, the Company is obligated to pay Environmental interest only at the rate of 8% per annum, payable quarterly. Unless converted into Common Stock at any time, the unpaid principal amount of the Convertible Note is due and payable, together with accrued and unpaid interest, on August 31, 2002. Payment of principal and accrued interest under the Convertible Note is subordinated to all other indebtedness for money borrowed of the Company. Environmental has the right to convert the Convertible Note into shares of Common Stock at a conversion price of $3.89 per share. Such conversion price was fixed at approximately 85% of the five-day average closing bid price of Common Stock ($4.575 per share) prior to August 22, 1997, the date that the executive committees of the respective boards of Directors of the Company and Environmental authorized such loan. In connection with the $4.0 million loan, the Company issued Environmental a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $5.0325 per share (approximately 110% of the $4.575 five day average closing bid price of Common Stock prior to August 22, 1997).

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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
          FORM 8-K
          --------

         The following documents are filed as part of this Annual Report:


                                                                                                    Page No.
Financial Statements.                                                                               --------
--------------------

         Commodore Applied Technologies, Inc.

         Independent Auditor's Report......................................................            F-1

         Consolidated Balance Sheets as of December 31, 2000 and 1999......................            F-2

         Consolidated Statements of Operations and Comprehensive Loss for the years ended
         December 31, 2000, 1999 and 1998..................................................            F-4

         Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 2000, 1999 and 1998                                                        F-5

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998..................................................            F-7

         Notes to Consolidated Financial Statements........................................           F-11


         Except for the unconsolidated financial statements of Teledyne-Commodore, LLC included herein, all other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

Exhibits.
--------

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

4.1               Specimen Common Stock Certificate. (3)

4.2               Form of Warrant  Agreement between the Company and The Bank of
                  New York. (1)

4.3               Specimen Warrant Certificate. (1)

4.4 Form of Representative's Warrant Agreement between the Company and the Representative, including form of Representative's Warrant therein. (1)

4.5               Registration  Rights Agreement dated September 27, 1996, among
                  the   Company,   CXI-ASI   Acquisition   Corp.,   and  certain
                  stockholders. (5)

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

10.33             Amended and Restated 1996 Stock Option Plan. (13)

10.34 Securities Purchase Agreement, dated November 4, 1999, between Commodore Applied Technologies, Inc. and The Shaar Fund Ltd.
                  (16)

10.35 Registration Rights Agreement, dated November 4, 1999, between Commodore Applied Technologies, Inc. and the Shaar Fund Ltd.
                  (16)

10.36 Finder's Agreement, dated August 17, 1999, between Commodore Applied Technologies, Inc. and Avalon Research Group, Inc.
                  (16)

10.37 Securities Purchase Agreement, dated March 15, 2000, between Commodore Applied Technologies, Inc. and The Shaar Fund Ltd.
                  (16)

10.38 Registration Rights Agreement, dated March 15, 2000, between Commodore Applied Technologies, Inc. and the Shaar Fund Ltd.
                  (16)

*10.39            Warrant  to  purchase   340,000  shares  of  Common  stock  of
                  Commodore Applied Technologies, Inc. issued to William J. Russell.

*10.40            Warrant  to  purchase   340,000  shares  of  Common  stock  of
                  Commodore Applied Technologies, Inc. issued to Tamie P. Speciale.

*10.41            Warrant  to  purchase   300,000  shares  of  Common  stock  of
                  Commodore   Applied   Technologies,   Inc.   issued  to  Diane
                  Archangeli.

*10.42 Warrant to purchase 20,000 shares of Common stock of Commodore Applied Technologies, Inc. issued to Arthur Berry & Company, Inc.

10.43             Specimen Form of Common Stock Certificate. (1)

*10.44            Promissory Note, dated September 15, 2000, issued to Shelby T.
                  Brewer in the principal amount of $500,000.

*10.45 Registration Rights Agreement, dated September 15, 2000 issued to Shelby T. Brewer.

*10.46 Stock Pledge Agreement, dated September 15, 2000 between Commodore Environmental Technologies, Inc., and Shelby T. Brewer.

*10.47            Warrant  to  purchase   100,000  shares  of  Common  stock  of
                  Commodore  Applied  Technologies,  Inc.  issued  to  Shelby T.
                  Brewer.

*10.48 Amended and Restated Promissory Note, dated September 15, 2000, issued to Shelby T. Brewer in the principal amount of $500,000.

*10.49 Registration Rights Agreement, dated March 15, 2001 issued to Shelby T. Brewer.

*10.50 Secured Promissory Note, dated November 13, 2000, issued to Klass Partners Ltd. in the principal amount of $250,000.

*10.51 Secured Promissory Note, dated November 13, 2000, issued to Mathers Associates in the principal amount of $150,000.

*10.52 Secured Promissory Note, dated November 13, 2000, issued to Jon Paul Hannesson in the principal amount of $75,000.

*10.53 Secured Promissory Note, dated November 13, 2000, issued to Stephen A. Weiss in the principal amount of $25,000.

10.54 Amended and Restated Stock Purchase Agreement, dated August 30, 2000, by and among Commodore Applied Technologies, Inc., Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale. (18)

*10.55 Securities Purchase Agreement, dated November 13, 2000, by and among Commodore Applied Technologies, Inc., Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Ltd., Jon Paul Hannesson and Stephen A. Weiss.

*10.56 Security Agreement, dated November 13, 2000 by and among Mathers Associates, Klass Partners, Ltd., Jon Paul Hannesson, Stephen A. Weiss and Commodore Applied Technologies, Inc.

*10.57 Registration Rights Agreement, dated November 13, 2000, among Mathers Associates, Klass Partners, Ltd., Jon Paul Hannesson, Stephen A. Weiss and Commodore Applied Technologies, Inc.

*10.58 Dispute Resolution Management, Inc. Undertaking Letter, dated November 13, 2000.

*10.59 Nationwide Permit Extension for PCB Disposal issued by the EPA to Commodore Remediation Technologies, Inc.

*10.60            Contract  between   Commodore   Solutions  and  Waste  Control
                  Specialists dated February 12, 2000.

16.1              Letter regarding change in certifying accountant. (12)

16.2              Letter regarding change in certifying accountant. (17)

*22.1             Subsidiaries of the Company.

*27.1             Financial Data Schedule.

99.1 Debt Repayment Agreement, dated September 28, 1998, between the Company and Environmental. (15)

99.2 Registration Rights Agreement, dated September 28, 1998, between the Company and Environmental. (15)

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

(10) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997 (File No. 1-11871).

(11) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1996 (File No. 1-11871).

(12) Incorporated by reference and filed as an Exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 5, 1997 (File No. 333-41643).

(13) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 (File No. 1-11871).

(14) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 1999 (File No. 1-11871).

(15) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 1999 (File No. 1-11871).

(16) Incorporated by reference and filed as Exhibit to Amendment No. 5 to Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 1999 (File No. 333-95445).

(17) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999 (File No. 1-11871).

(18) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2000 (File No. 1-11871).

Reports on Form 8-K:
-------------------

         On September 13, 2000, the Company filed with the SEC the Company's current report on Form 8-K, dated August 30, 2000, with respect to its announcement that it had entered into a stock purchase agreement to purchase 81% of Dispute Resolution Management, Inc. Such event was reported in Item 5 of the Form 8-K with appropriate financial statements included.




                [THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                  SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2001               COMMODORE APPLIED TECHNOLOGIES, INC.

                                    By: /s/ James M. DeAngelis
                                       ----------------------------------------
                                    James M. DeAngelis, Senior Vice President
                                                 and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Shelby T. Brewer                           Chairman of the Board and Chief           March 29, 2001
------------------------------------------     Executive Officer
Shelby T. Brewer                               (principal executive officer)

/s/ James M. DeAngelis                         Senior Vice President and Chief           March 29, 2001
------------------------------------------     Financial Officer (principal
James M. DeAngelis                             financial officer)

/s/ Bentley J. Blum                            Director                                  March 29, 2001
------------------------------------------
Bentley J. Blum

/s/ Herbert A. Cohen                           Director                                  March 29, 2001
------------------------------------------
Herbert A. Cohen

/s/ Paul E. Hannesson                          Director                                  March 29, 2001
------------------------------------------
Paul E. Hannesson

/s/ David L. Mitchell                          Director                                  March 29, 2001
------------------------------------------
David L. Mitchell

/s/ Edward L. Palmer                           Director                                  March 29, 2001
------------------------------------------
Edward L. Palmer

/s/ William R. Toller                          Director                                  March 29, 2001
------------------------------------------
William R. Toller


COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2000 and 1999

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                                           Index

--------------------------------------------------------------------------------




                                                                            Page
                                                                            ----

Commodore Applied Technologies Inc.

     Independent Auditors' Report                                           F-1

     Consolidated Balance Sheet as of December 31, 2000 and 1999            F-2

     Consolidated Statements of Operations for the years ended
       December 31, 2000, 1999 and 1998                                     F-4

     Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 2000, 1999 and 1998                     F-5

     Consolidated Statements of Cash Flows for the years
       ended December 31, 2000, 1999 and 1998                               F-7

     Notes to Consolidated Financial Statements                             F-11

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Commodore Applied Technologies, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
March 2, 2001

                                         Report of Independent Accountants


To the Board of Directors and Shareholders of Commodore Applied Technologies, Inc. and Subsidiaries:

In our opinion, the consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of Commodore Applied Technologies, Inc. and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Commodore Applied Technologies, Inc. for any period subsequent to December 31, 1998.

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




PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
April 8, 1999

                                                                            F-1A



                                                                                2000             1999
                                                                         -----------------------------------
              Assets

Current assets:
     Cash and cash equivalents                                           $          1,980   $         1,797
     Accounts receivable, net                                                       4,536             3,552
     Notes and advances to related parties                                              -               265
     Restricted cash                                                                    -                21
     Prepaid assets and other current assets                                          625               366
                                                                         -----------------------------------

              Total current assets                                                  7,141             6,001

Property and equipment, net                                                         1,983             2,244

Intangible assets:
     Goodwill, net of accumulated amortization of $419
       and $831, respectively                                                      24,676             6,841
     Covenants not to compete, net of accumulated
       amortization of $175 and $0, respectively                                    2,450                 -
     Patents and completed technology, net of accumulated
       amortization of $613 and $478, respectively                                    862               961
                                                                         -----------------------------------

              Total intangible assets                                              27,988             7,802

Other assets                                                                          361                 -
                                                                         -----------------------------------

              Total assets                                               $         37,473   $        16,047
                                                                         -----------------------------------


-----------------------------------------------------------------------------------------------------------
                                                                                                        F-2



                                                                       COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                           AND SUBSIDIARIES
                                                                                 Consolidated Balance Sheet

                                                                                 December 31, 2000 and 1999
                                                   (Amounts in thousands, except shares and per share data)
-----------------------------------------------------------------------------------------------------------


                                                                                    2000          1999
                                                                              ------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                                          $       2,490   $      1,792
     Related party payable                                                               247              -
     Current portion of long-term debt                                                 2,650            200
     Line of credit                                                                    1,459            948
     Notes payable                                                                    14,682              -
     Other accrued liabilities                                                         2,489          2,440
                                                                              ------------------------------

              Total current liabilities                                               24,017          5,380
                                                                              ------------------------------

Long-term debt                                                                         5,182            716
                                                                              ------------------------------

              Total liabilities                                                       29,199          6,096

Minority interest in subsidiary                                                          419              -
Commitments and contingencies                                                              -              -
Stockholders' Equity:
     Convertible Preferred Stock, Series E and F, par value $.001 per share, aggregate liquidation value of $7,332,429 and $4,355,000 at December 31,
       2000 and 1999, respectively, 12% cumulative dividends, 601,700 shares authorized, 556,700 shares and 335,000 shares issued and outstanding at
       December 31, 2000 and 1999,
       respectively                                                                        1              -
     Common Stock, par value $.001 per share, 125,000,000
       shares authorized, 48,330,385 and 30,962,938 issued
       and outstanding, at December 31, 2000 and 1999,
       respectively                                                                       48             31
     Additional paid-in capital                                                       66,495         57,168
     Accumulated deficit                                                             (58,689)       (47,248)
                                                                              ------------------------------

              Total stockholders' equity                                               7,855          9,951
                                                                              ------------------------------


              Total liabilities and stockholders' equity                       $      37,473   $     16,047
                                                                              ------------------------------

-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.
                                                                                                        F-3



                                                                       COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                           AND SUBSIDIARIES
                                                                       Consolidated Statement of Operations

                                                               Years Ended December 31, 2000, 1999 and 1998
                                                   (Amounts in Thousands, Except Shares and Per Share Data)
-----------------------------------------------------------------------------------------------------------

                                                                       2000         1999          1998
                                                                  -----------------------------------------

  Revenue                                                         $      20,631  $    18,147  $     17,470
                                                                  -----------------------------------------
  Costs and expenses:
       Cost of revenues                                                  14,452       16,127        15,421
       Research and development                                             993        1,145         2,722
       General and administrative                                         6,989        4,037         8,118
       Depreciation and amortization                                      1,471          696         1,150
       Impairment of goodwill                                             6,586            -             -
       Minority interest                                                    341            -           300
                                                                  -----------------------------------------

                    Total costs and expenses                             30,832       22,005        27,711
                                                                  -----------------------------------------

  Loss from operations                                                  (10,201)      (3,858)      (10,241)

  Interest income                                                            67           39           337
  Interest expense                                                       (1,307)        (166)       (1,066)
  Equity in losses of unconsolidated subsidiary                               -            -        (2,383)
                                                                  -----------------------------------------

  Loss before income taxes                                              (11,441)      (3,985)      (13,353)
  Income tax benefit                                                          -            -             -
                                                                  -----------------------------------------

  Net loss                                                        $     (11,441) $    (3,985) $    (13,353)
                                                                  -----------------------------------------

  Net loss per share - basic and diluted                          $        (.34) $      (.16) $       (.58)
                                                                  -----------------------------------------

  Number of weighted average shares outstanding                          35,866       24,819        23,194
                                                                  -----------------------------------------


-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.
                                                                                                        F-4


                                                                          COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                              AND SUBSIDIARIES
                                                                Consolidated Statement of Stockholders' Equity

                                                      Years Ended December 31, 2000, 1999, and 1998 (Restated)
                                                      (Amounts in thousands, except shares and per share data)
--------------------------------------------------------------------------------------------------------------


                                                           Preferred Stock        Common Stock      Additional
                                                         ----------------------------------------     Paid-In    Accumulated
                                                         Shares     Amount      Shares    Amount      Capital      Deficit
                                                        --------------------------------------------------------------------

Balance, January 1, 1998                                      -    $    -    22,766,334   $    23   $   41,541   $ (29,910)

Conversion of Series A Preferred
    Stock into Common Stock                                   -         -       336,866         -          890           -

Issuance of Common Stock to satisfy price
    reset liability                                           -         -       599,063         1        1,197           -

Equity gains on satisfaction of related party
    obligations (restated)                                    -         -             -         -        7,818           -

Preferred stock dividends                                     -         -             -         -          (14)          -

Warrant issued in connection with early paydown
    on intercompany note                                      -         -             -         -          340           -

Warrant issued in connection with loan from
    parent                                                    -         -             -         -          527           -

Change in exercise price of warrant issued in
  connection with convertible loan from parent                -         -             -         -          842           -

Change in exercise price of warrant issued in
  connection with debt restructuring                          -         -             -         -            5           -

Issuance of Series B Convertible Preferred Stock         20,909         -             -         -          813           -

Issuance of Series C Convertible Preferred Stock         10,189         -             -         -          396           -

Issuance of Series D Convertible Preferred Stock         20,391         -             -         -          792           -

Net loss                                                      -         -             -         -            -     (13,353)
                                                         -----------------------------------------------------------------

Balance December 31, 1998                                51,489         -    23,702,263        24       55,147     (43,263)

Conversion of series B, C, and D preferred stock
  into common stock                                     (51,489)        -     7,258,533         7           (7)          -


--------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                                  F-5



                                                                                        COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                                            AND SUBSIDIARIES
                                                                              Consolidated Statement of Stockholders' Equity
                                                                                                                   Continued
----------------------------------------------------------------------------------------------------------------------------


                                                           Preferred Stock        Common Stock      Additional
                                                         ----------------------------------------     Paid-In    Accumulated
                                                         Shares     Amount      Shares    Amount      Capital      Deficit
                                                        --------------------------------------------------------------------


Issuance of Series E Convertible Preferred Stock
  at redemption value                                   335,000         -             -         -        2,030           -

Warrants issued in connection with Series E
  Convertible Preferred Stock                                 -         -             -         -           60           -

Preferred stock dividends                                     -         -             -         -          (63)          -

Exercise of stock options                                     -         -         2,142         -            1           -

Net loss                                                      -         -             -         -            -      (3,985)
                                                        ------------------------------------------------------------------

Balance, December 31, 1999                              335,000         -    30,962,938        31       57,168     (47,248)

Issuance of Series F Convertible Preferred
Stock at redemption value                               266,700         1             -         -        1,770           -

Conversion of series E and F preferred stock
into common stock                                       (45,000)        -       440,581         -            -           -


Warrants issued in compensation with short
term note payable to affiliated party                         -         -             -         -           89           -

Issuance of common stock for private placement fee            -         -       100,000         -            -           -

Issuance of common stock and warrants in acquisition          -         -    15,500,000        16        7,506           -

Preferred stock dividends                                     -         -             -         -         (634)          -

Exercise of stock options                                     -         -     1,326,866         1          596           -

Net loss                                                      -         -             -         -            -     (11,441)
                                                        ------------------------------------------------------------------

Balance, December 31, 2000                              556,700    $    1    48,330,385   $    48   $   66,495   $ (58,689)



---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                                   F-6




                                                                      COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                          AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows

                                                              Years Ended December 31, 2000, 1999 and 1998
                                                  (Amounts in Thousands, Except Shares and Per Share Data)
----------------------------------------------------------------------------------------------------------



                                                                   2000          1999            1998
                                                              --------------------------------------------

Cash flows from operating activities:
   Net loss                                                    $    (11,441)  $     (3,985)   $    (13,353)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                    1,471            696           1,150
     Loss on disposition of property and equipment                       12              -             601
     Interest expense from common stock                                 333              -               -
     Impairment of goodwill                                           6,586              -               -
     Equity in losses of unconsolidated subsidiary                        -              -           2,340
     Write down of investment in unconsolidated subsidiary                -              -              43
     Provision for related party bad debt                               109              -               -
     Minority interest in subsidiary losses                             341              -             300
     Amortization of debt discount                                      718              -             695
     Other                                                                -              -              26
   Changes in assets and liabilities:
     Accounts receivable                                               (827)          (410)            (79)
     Inventory                                                            -              -            (271)
     Restricted cash                                                     21              -             (21)
     Prepaid assets                                                     414           (95)             132
     Other receivables                                                    -              -              18
     Accounts payable and accrued liabilities                           261            889            (776)
     Other                                                                -              -              19
                                                              ---------------------------------------------

         Net cash used in
         operating activities                                        (2,002)        (2,905)         (9,176)
                                                              ---------------------------------------------

Cash flows from investing activities:
   Equipment purchased or constructed                                  (114)          (353)         (2,554)
   Patents acquired                                                     (36)          (113)           (150)
   Purchase of Dispute Resolution Management, Inc.,
     net of cash acquired                                               508              -               -
   Contribution from minority interest in DRM                            78              -               -
   Advances to related parties                                          (97)          (135)            (96)
   Increase in restricted cash                                            -              -              50
   Cash held by subsidiary at the time of sale                            -              -            (715)
   Repayment of loans to affiliate, net of advances                       -              -             752
   Contributions to affiliate                                          (325)             -          (2,377)
                                                              ---------------------------------------------

         Net cash provided by (used in)
         investing activities                                            14           (601)         (5,090)
                                                              ---------------------------------------------




----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                  F-7




                                                                      COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                          AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued
----------------------------------------------------------------------------------------------------------



                                                                   2000          1999            1998
                                                              --------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of Common Stock                                    597              1               -
  Proceeds from sale of Preferred Stock                               1,771          2,090               -
  Preferred stock dividends paid by subsidiary                            -              -            (300)
  Preferred stock dividends                                            (214)           (63)              -
  Payments to principal shareholder                                       -              -          (1,328)
  Borrowings from principal shareholder                                   -              -           5,450
  (Repayments)/borrowings under line of credit                         (256)           587            (838)
  Borrowings on long term debt and warrants                           1,000          1,000               -
  Payments on long term debt and notes payable                         (727)           (89)            (35)
  Repayment of related party accounts receivable and payable              -              -             (57)
                                                               -------------------------------------------

                  Net cash provided by
                  financing activities                                2,171          3,526           2,892
                                                               -------------------------------------------

Increase (decrease) in cash and cash equivalents                        183             20         (11,374)

Cash and cash equivalents, beginning of year                          1,797          1,777          13,151
                                                               -------------------------------------------

Cash and cash equivalents, end of year                         $      1,980   $      1,797    $      1,777
                                                               -------------------------------------------


Non-Cash Investing and Financing Activities:

2000
----
Effective August 31, 2000, the Company acquired an 81% interest in Dispute Resolution Management, Inc. (DRM) (see Note 6). Consideration consists of the following:

9.5 million option shares of common stock                        $       13,122
6.0 million shares of common stock                                        6,563
Warrants to purchase 1 million shares of common stock                       959
Future payment guarantee                                                  7,412
                                                                 --------------

                  Total consideration                            $       28,056
                                                                 --------------

Assets and liabilities acquired:

Accounts receivable                                              $          157
Property and equipment                                                      124
Prepaids and other current assets                                            47
Goodwill                                                                 25,095
Covenant not to compete                                                   2,625
Other assets                                                                 36
Accounts payable                                                            (61)
Accrued expenses                                                             (5)
Note payable                                                               (470)
                                                                 --------------

                                                                 $       27,548
                                                                 --------------

                  Cash received                                  $          508
                                                                 --------------


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

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------

2000 - Continued
----------------
A shareholder of the Company transferred 100,000 shares of its common stock in the Company to holders of notes payable from the Company. The common stock was valued at $500 with $167 considered prepaid and $333 expensed as interest.

The Company issued a warrant valued at $89 in connection with a debt issuance.

The Company converted 45,000 shares of Series E & F Preferred Stock to 440,581 shares of common stock.

The Company financed equipment and prepaid assets with notes payable and long-term debt of $459.

The Company  accrued $420 of unpaid dividends to  holders  of  Preferred  Stock.


1999
----
In 1999, 51,489 shares of Series B, C and D Preferred Stock held by Commodore with an aggregate value of $2,001 were converted into common stock (Note 12).


1998
----
In February 1998, Commodore provided a $5,450 loan to Applied. In connection with the loan, Applied issued new and amended warrants valued at $1,369 in the aggregate and recorded as additional paid-in capital (Note 15).

In February 1998, Applied transferred a receivable from an affiliate with a carrying value of $830 to Commodore for debt reduction. In connection with the transaction, Applied issued a warrant to Commodore with a fair value of $340 which was recorded as additional paid-in capital (Note 15).

In September 1998, Applied repaid Intercompany Notes with a carrying value of $5,660 through the exchange of 87% interest in the Common Stock of Separation and receivable from Separation with a value of $500, issuance of Preferred Stock with a value of $2,001 and modification of a warrant with a value of $5 (Note
15).

In October 1998, Applied satisfied a price reset liability with an aggregate balance of $1,198, recorded as an accrued liability at December 31, 1997, through the issuance of additional shares of Common Stock Note 15).

In 1998, 9,600 shares of Series A Preferred Stock with an aggregate value of $876 were converted into Common Stock (Note 12).



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

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------


Supplemental disclosure of cash flow information

     Cash paid during the year for:

              Interest            $      158 $    166  $       289
                                  --------------------------------

              Taxes               $        - $      -  $         -
                                  --------------------------------



--------------------------------------------------------------------------------
   The accompanying notes are an integral part of the consolidated financial
                                      statements.                           F-10

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2000 and 1999
                                  (In thousands except share and per share data)
--------------------------------------------------------------------------------

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

                        Through Dispute Resolution Management, Inc. (DRM), a subsidiary acquired August 30, 2000, Applied provides a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities.

                        Until September 1998, Applied was also engaged in the separation of hazardous waste through its 87% owned subsidiary, Commodore Separation Technologies, Inc. ("Separation"). Effective September 28, 1998, Applied sold its investments in Separation to Commodore
                        Environmental  Services,  Inc.  ("Commodore")  (See Note
                        15).


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Summary of         Going Concern
     Significant        The accompanying  consolidated financial statements have
     Accounting         been  prepared  under the  assumption  that Applied will
     Policies           continue   as   a   going   concern.   Such   assumption
                        contemplates   the   realization   of  assets   and  the
                        satisfaction  of  liabilities  in the  normal  course of
                        business.   As  shown  in  the  consolidated   financial
                        statements for the years ended  December 31, 2000,  1999
                        and 1998,  Applied  incurred losses of $11,441,  $3,985,
                        and $13,353, respectively.  Applied has also experienced
                        net  cash  outflows  from  operating   activities.   The
                        consolidated  financial  statements  do not  include any
                        adjustments  that might be necessary  should  Applied be
                        unable  to  continue  as  a  going  concern.   Applied's
                        continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions.

                        Principles of Consolidation
                        The consolidated financial statements include the accounts of Applied and its majority-owned subsidiaries. Dispute Resolution Management, Inc. is included in the consolidated operations from August 30, 2000 (date of acquisition) (see Note 6). All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method of accounting for the year ended December 31, 1998 and at the lower of cost or market for December 31, 1999 and 2000 due to the recovery value of the joint venture as Applied does not have a controlling interest in the venture. Effective September 28, 1998, Applied sold its investment in Separation to Commodore (see Note 15).

                        Revenue Recognition
                        Substantially all of Applied's revenues are generated by its subsidiaries, CASI and DRM. CASI revenues consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded using the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

--------------------------------------------------------------------------------
                                                                            F-12

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


2.   Summary of         Revenue Recognition - Continued
     Significant        Anticipated  losses on  contracts  are provided for by a
     Accounting         charge to income during the period such losses are first
     Policies           identified.  Changes in job performance, job conditions,
     Continued          estimated  profitability  (including losses arising from
                        contract   penalty   provisions)   and  final   contract
                        settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

                        Direct and indirect contract costs are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and have established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited CASI's contracts through 1996. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

                        DRM revenue is recognized on retainers according to the terms of each contract. Revenue is recognized on contingent success fees as each dispute with each insurer is resolved and a binding settlement agreement has been executed by all parties.

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


--------------------------------------------------------------------------------
                                                                            F-13

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


2.   Summary of         Sales to major  customers  which  exceeded 10 percent of
     Significant        revenues are as foll0ws:
     Accounting
     Policies                                   Years Ended December 31,
     Continued                             --------------------------------
                                           2000          1999         1998
                                           ----          ----         ----

                        Customer A       $ 11,618     $ 12,287     $ 10,673
                        Customer B       $  1,476     $  3,692     $  4,061
                        Customer C       $    742     $  1,006     $  1,972

                        The contract with Customer A ended on December 31, 2000.

                        Risk and Uncertainty
                        Applied's operations involving the separation and destruction of PCBs requires a permit from the EPA. Currently, Applied has a valid nationwide permit related to the treatment of PCBs in certain substances. The current permit expires September 15, 2001. If this permit is not renewed, Applied will not be permitted to service any contracts which utilize Applied's separation and destruction technology related to the treatment of PCB's. Presently, there is no information to suggest that the EPA will not renew Applied's permit or grant them the requested revision.

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

                        During the year ended December 31, 2000 the unamortized goodwill associated with the purchase of CASI was determined to be impaired and was written off in the amount of $6,586. This was a non-cash expense for the year 2000.

--------------------------------------------------------------------------------
                                                                            F-14

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------







2.   Summary of         Property and Equipment
     Significant        Property   and   equipment   are   recorded   at   cost.
     Accounting         Improvements  which  substantially  increase  the useful
     Policies           lives of assets are capitalized. Maintenance and repairs
     Continued          are expensed as incurred.  Upon  retirement or disposal,
                        the  related  cost  and  accumulated   depreciation  are
                        removed  from the  respective  accounts  and any gain or
                        loss  is  recorded  in  the  Statement  of   Operations.
                        Provisions   for   depreciation   are  computed  on  the
                        straight-line method based on the estimated useful lives of the assets which range from 2-10 years.

                        Intangible Assets
                        Goodwill represents the fair value of securities issued plus the fair value of net liabilities assumed in connection with the acquisitions of CASI and DRM (see
                        Note 6). Goodwill is being amortized on a straight-line basis over its estimated life (20 to 30 years). Completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories, Inc. ("Labs"). Completed technology and patents are being amortized on a straight-line basis over their estimated 7 and 17 year lives, respectively. Covenants to compete are amortized over 5 years which is the life of the covenant (see Note 6). Applied annually evaluates the existence of impairment on the basis of whether the goodwill, covenants not to compete, patents and completed technology are fully recoverable from the projected undiscounted net cash flows of the assets to which they relate.

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

--------------------------------------------------------------------------------
                                                                            F-15

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




2.   Summary of         Research and Development
     Significant        Research  and  development  expenditures  are charged to
     Accounting         operations as incurred.
     Policies
     Continued          Fair Value of Financial Instruments
                        The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, notes receivable, cash equivalents, long term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. The Company has reflected in the financial statements debt discounts which are being amortized over the estimated lives of the obligations.
                        The debt discounts bring the obligations to a market rate of interest. The fair value of these financial instruments approximate the recorded book value as of December 31, 2000 and 1999.

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

                        Segment Information
                        In 1998, Applied adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides that the internal organization that is used by management for making operating decisions and assessing performance is the source of Applied's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position of Applied (see Note 18).

--------------------------------------------------------------------------------
                                                                            F-16

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


2.   Summary of         Use of Estimates
     Significant        The preparation of consolidated  financial statements in
     Accounting         conformity with generally accepted accounting principles
     Policies           requires  management to make  estimates and  assumptions
     Continued          that   affect  the   reported   amounts  of  assets  and
                        liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Reclassifications
                        Certain amounts in prior years have been reclassified to conform with the current year presentation.


3.   Receivables        The  components  of Applied's  trade receivables  are as
                        follows as of December 31, 2000 and 1999:

                                                        2000            1999
                                                      --------       ---------
                          Contract receivables:
                           Amounts billed             $  4,807       $   3,637
                           Retainages                       25              25
                           Other                             -               8
                                                      --------       ---------
                                                         4,832           3,670
                         Less:  Allowance for
                           doubtful accounts
                           and potential
                           disallowances                  (296)           (118)
                                                      --------       ---------

                             Total receivables - net  $  4,536       $   3,552
                                                      ========       =========

                        The balances billed but not paid by customers pursuant to retainage provisions are due upon completion and acceptance of the contracts.

                        Substantially all of CASI trade receivables are pledged to collateralize its line of credit (see Note 8).


--------------------------------------------------------------------------------
                                                                            F-17

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


4.   Property           Property and equipment consist of the following:
     and
     Equipment                                    Average         December 31,
                                                Useful Life     2000       1999
                                                --------------------------------


                        Machinery and equipment      10       $ 2,386  $ 3,022
                        Furniture and fixtures        5           417      277
                        Computer equipment            4           944    1,275
                        Leasehold improvements        5            19       82
                                                              ----------------
                                                                3,766    4,656

                        Less:  accumulated depreciation
                          and amortization                     (1,783)  (2,412)

                           Total property and equipment       $ 1,983  $ 2,244
                                                              ================


5.   Other Assets       Applied  has  an  investment  in a  joint  venture  with
                        Teledyne Environmental, Inc. (LLC). Due to uncertainties over the success of various claims made by the LLC against various government agencies, Applied recorded a reserve of $43 in the fourth quarter of 1998 to reduce its investment to $0 at December 31, 1998. Applied did not record its equity in the losses of the LLC in 2000 and 1999 as the LLC agreement states that members of the LLC can only be asked to fund approved capital calls and Applied has no obligation to fund these 2000 and 1999 losses. The Company recorded losses of $0, $0 and $(2,383) for the years ended December 31, 2000, 1999 and 1998, respectively, from its investment in the joint venture.

--------------------------------------------------------------------------------
                                                                            F-18

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


5.   Other              Summarized  information  of  the  LLC's  net  assets and
     Assets             results  of  operations  are  as follows at December 31,
     Continued          1998:

                          Current assets                       $   2,049
                          Non-current assets                       1,549
                          Current liabilities                      3,873
                          Revenues                                 1,788
                          Expenses                                 6,467

                          Investment in LLC:
                          Opening balance                      $     554
                          Capital contribution                     2,581
                          Advances to LLC, net of repayments        (752)
                          Loss reserve                               (43)
                          Equity in net loss                      (2,340)
                                                               ---------

                                   Net amount                  $       -
                                                               =========


6.   Acquisition        On August 30, 2000,  Applied  completed a stock purchase
     of Dispute         agreement with Dispute Resolution Management, Inc. (DRM)
     Resolution         and its two  shareholders.  This  agreement  amended and
     Management         restated in its entirety  the terms of an agreement  and
                        plan of merger, dated August 30, 2000, which Applied had previously entered into with DRM and its shareholders.

                        Under terms of the current agreement, Applied purchased 81% of the issued and outstanding capital stock of DRM from the two shareholders. The consideration to these shareholders (and their designees) consisted of:

                           a) 10.5 million shares of Applied common stock. Of these 10.5 million shares, 9.5 million shares are subject to a one-year option to repurchase any or all shares. The option expires August 30, 2001 for the 9.5 million shares.
                           b) 5 million shares of Applied common stock in exchange for an option to purchase the remaining 19% interest in DRM. The option expires after five years and the option price will be based upon the relative appraised values of DRM and Applied at the time of purchase.


--------------------------------------------------------------------------------
                                                                            F-19

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


6.   Acquisition           c)  Five-year warrants to purchase up to an aggregate
     of Dispute                of 1.0 million  shares of Applied common stock at
     Resolution                an exercise price of $2.00 per share.
     Management            d)  Quarterly earn-out  distributions equal to 35% of
                               the cash flow of DRM over an earn-out period commencing as of September 1, 2000 and ending
                               December 31, 2005. Applied has agreed that if DRM has not distributed to these shareholders a total of $10.0 million in cash in earn-out payments by December 31, 2003, Applied will make up the difference between $10.0 million and the actual cash distributed. This difference can be paid in cash or Applied common shares at Applied's sole discretion.

                        Applied has an absolute and irrevocable obligation to repurchase, by the end of the one-year option period, that number of 9.5 million shares of Applied common stock necessary to provide the holders of those shares with a total of $14.5 million. It is Applied's intention to exercise its option to reacquire these shares during the one-year period and sell these shares to generate the cash necessary to meet the $14.5 million obligation. The obligation has been recorded as a note payable and interest has been imputed on the note payable to record debt of $13,122.

                        The former owners of DRM have entered into five-year employment agreement with DRM providing for starting salaries of $262 per year, with annual increases of not more than 5%. In addition, these individuals have entered into five-year non-competition agreements with DRM.

                        Applied has valued the consideration given as follows:

                         9.5 million option common shares             $  13,122
                         5.0 million common shares                        5,469
                         1.0 million common shares                        1,094
                         Warrants to purchase 1.0 million shares            959
                         Future payment guarantee                        10,000
                         Imputed interest on future payment guarantee    (2,588)
                                                                      ----------

                                  Total                               $  28,056
                                                                      ==========



--------------------------------------------------------------------------------
                                                                            F-20

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------





6.   Acquisition        DRM's equity at the  date of acquisition  was $414.  81%
     of Dispute         of this equity was $336.
     Resolution
     Management         Applied    recorded   the    difference    between   the
                        consideration given $28,056 and its ownership in DRM equity $336 as follows:

                          Covenants not to compete                   $   2,625
                          Goodwill                                      25,095
                                                                     ---------
                                   Total                             $  27,720
                                                                     =========

                        Covenants not to compete are amortized over their 5 year life. Goodwill is amortized over 20 years.

                        The Company recorded $341 of minority interest expense related to the minority shareholders portion of DRM income for the period August 30, 2000 (date of acquisition) through December 31, 2000.

                        Supplemental   twelve   month  pro  forma   consolidated
                        operations as though DRM had been acquired January 1, 2000, is as follows:

                                                                     Proforma
                                            DRM January 1,           Year Ended
                              Commodore       2000 to               December 31,
                               Applied      August 30, 2000            2000
                              ---------     ---------------         ------------
Revenues                     $   20,631         $   4,271           $  24,902
Net income (loss)            $  (11,441)        $   2,182           $  (9,259)
(Loss) earnings per share    $     (.34)        $     .06           $    (.28)



7.   Other              Other accrued liabilities consist of the following:
     Accrued
     Liabilities                                               2000     1999

                        Compensation and employee benefits    $   652  $   994
                        Accrued consulting                        185        -
                        Dividend payable                          408        -
                        Loss reserve                              357      357
                        Related parties                           185      185
                        Severance payments                         76      171
                        Other                                     626      733
                                                              ----------------

                                                              $  2,489 $ 2,440
                                                              ================

--------------------------------------------------------------------------------
                                                                            F-21

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


8.   Line of            At  December  31,  2000 and 1999,  CASI had a $1,459 and
     Credit             $948  outstanding  balance,  respectively,  on revolving
                        lines of credit.  In October 2000,  CASI  refinanced its
                        line of credit and a note  payable with the current line
                        of credit.  The current  line of credit is not to exceed
                        85% of eligible receivables or $2,500 and is due October
                        2002 with  interest  payable  monthly  at prime plus 2.0
                        percent (11.5% at December 31, 2000). The credit line is
                        collateralized  by the assets of CASI and is  guaranteed
                        by  Applied.   The  line  of  credit  contains   certain
                        financial  covenants and restrictions  including minimum
                        ratios that CASI must  satisfy.  As of December 31, 2000
                        the  Company  was  not  in  compliance   with  the  loan
                        covenants.


9.   Notes Payable      Notes payable consist of the following at December 31:


                                                                2000      1999
                                                               -----------------


                        Obligation to minority shareholders
                        of DRM wherein the minority
                        shareholders are to receive $14,500
                        cash from the Company through the
                        repurchase of the 9.5 million
                        option common shares issued to the
                        minority shareholders' (see note 6).
                        The Company has imputed an interest
                        rate of 10.5% on the obligation which
                        is secured by Commodore's ownership
                        of DRM.                                $ 14,500  $    -

                        Unamortized discount for imputed
                        interest rate                              (919)      -

                        Notes payable to individuals with
                        interest at 12%, due February 13,
                        2001, secured by DRM accounts
                        receivable.  In connection with this
                        note, one of the majority
                        shareholders of the Company sold 1
                        million shares of the Company's
                        common stock it owned to the note
                        holders at a discount. The discounted
                        amount of $500,000 is recorded as
                        interest expense over the term
                        of the loan.                                500       -


--------------------------------------------------------------------------------
                                                                            F-22

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


9.   Notes Payable      Note payable to an officer of the
     Continued          Company with  interest at 9.75%.
                        The note is unsecured and is
                        convertible into common  stock of the
                        Company at the market  rate of the
                        common stock. The note was originally
                        due March 15, 2001 but has been
                        extended until December 31, 2001. The
                        Company also has imputed a discount
                        for warrants for $89 issued in
                        connection with the note which is
                        being amortized over the original
                        term of the note.                           500       -

                        Unamortized discount imputed for
                        warrants                                    (29)      -

                        Note payable to an insurance company
                        with interest at 8.18%, secured by an
                        insurance contract and due December
                        2001.                                       130       -
                                                               -----------------

                                                               $ 14,682  $    -
                                                               =================

10.  Long-Term          The Company has the following long-term debt at December
     Debt               31:

                                                                2000      1999
                                                               -----------------

                        Obligation to the minority shareholders
                        of DRM wherein the Company has
                        guaranteed to distribute 35% of the
                        cash flows of DRM to the 19% minority
                        shareholders in amounts not less than
                        $10,000 by December 31, 2003 (see note
                        6). The Company has imputed interest
                        on the obligation at 10.5%, and the
                        obligation is secured by the Company's
                        ownership of DRM. The Company has also
                        estimated the current and long-term
                        portions of the obligatio              $ 10,000  $    -

                        Unamortized discount for imputed
                        interest rate                            (2,389)      -


--------------------------------------------------------------------------------
                                                                            F-23

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


10.  Long-Term          Notes payable to an entity requiring
     Debt               monthly payments of $11, plus interest
     Continued          at 8.5% secured by an insurance
                        contract                                    221       -

                        Note payable to a financial institution
                        requiring monthly payments of $17 plus
                        interest at prime plus 1.5% (10.0% at
                        December 31, 1999), secured by property
                        and equipment. The note was refinanced
                        with the line of credit in 2000               -     916
                                                               -----------------

                                                                  7,832     916

                        Less current maturities                  (2,650)   (200)
                                                               -----------------

                                                               $  5,182  $  716
                                                               ================

                        Future maturities on long-term debt are as follows:

                            Year
                            ----
                            2001                                    $    2,650
                            2002                                         2,645
                            2003                                         2,537
                                                                    ----------

                              Total                                 $    7,832
                                                                    ==========

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


--------------------------------------------------------------------------------
                                                                            F-24

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


11.  Income Taxes       The  provision  for  income  taxes for the  years  ended
     Continued          December  31  results  in an  effective  tax rate  which
                        differs from federal income tax rates as follows:

                                           2000          1999         1998
                                        ------------------------------------

  Expected tax benefit at federal
    statutory rate                      $  (3,890)   $  (1,355)   $  (1,882)
  State income tax benefit, net of
    federal income tax benefit               (686)        (239)        (332)
  Loss on sale of subsidiary                    -            -       (2,866)
  Loss of NOLs in connection with
    sale of affiliate                           -            -        3,689
  Change in valuation allowance             3,790        1,594          476
  Interest accretion                          333            -          796
  Other                                       453            -          119
                                        -----------------------------------

      Income tax benefit                $       -    $       -    $       -
                                        ===================================

                        The components of the net deferred tax as of December 31, are as follows:

                                          2000          1999         1998
                                        ------------------------------------

  Reserve for uncollectable
   receivables and potential
   disallowances                        $     242    $       -    $     480
  Net operating loss carryforward          15,703       14,394       12,254
  Goodwill                                  2,239            -            -
  In process technology                       837          837          903
                                        -----------------------------------

                                           19,021       15,231       13,637

  Valuation allowance                     (19,021)     (15,231)     (13,637)
                                        -----------------------------------

      Net deferred taxes                $       -    $       -    $       -
                                        ===================================

                        Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 2000, 1999 and 1998, Applied has established a valuation allowance for the entire amount of net deferred tax assets.


--------------------------------------------------------------------------------
                                                                            F-25

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


11.  Income Taxes       Applied has net operating loss ("NOL")  carryforwards at
     Continued          December 31, 2000 of approximately  $39,000 which expire
                        in years 2010 through 2020. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.


12.  Stockholders'      Series A Convertible Preferred Stock At January 1, 1998,
     Equity             Applied  had  9,600  shares  of  Series  A   Convertible
                        Preferred  Stock  outstanding.  The Series A Convertible
                        Preferred Stock had a liquidation preference of $100 per
                        share  plus   accumulated  and  unpaid   dividends  (the
                        "Liquidation   Preference")   and   paid  a  7%   annual
                        cumulative  dividend.  The Series A Preferred  Stock was
                        convertible  by investors  into that number of shares of
                        Common Stock equal to the Liquidation Preference divided
                        by  the  Conversion  Price.  The  Conversion  Price  was
                        defined as the amount  equal to the lesser of (i) $4.64,
                        representing  100% of the  average of the  closing  sale
                        prices  of the  Common  Stock  for the five  consecutive
                        trading days preceding the issuance date of the Series A
                        Preferred  Stock,  or  (ii)  88% of the  average  of the
                        closing  sale  prices of the  Common  Stock for the five
                        consecutive  trading days immediately  prior to the date
                        of  conversion   (beneficial  conversion  feature).  The
                        Conversion Price was subject to certain floors based upon the trading price of Applied Common Stock.

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

                        In  1998,  all  9,600  outstanding  shares  of  Series A
                        Preferred Stock were converted into 336,866 shares of Common Stock based upon conversion prices ranging from $2.48 to $3.69 per share. At the time of conversion, Applied recorded $14 of preferred dividends related to the accumulated and unpaid dividends on shares converted.


--------------------------------------------------------------------------------
                                                                            F-26

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


12.  Stockholders'      Series B, C & D Convertible Preferred Stock
     Equity             Effective  September 28, 1998,  Applied  authorized  and
     Continued          issued three new series of Preferred Stock.  Series B, C
                        and D Preferred Stock were authorized up to 25,000, 15,000 and 25,000 shares, respectively, all at $.001 par value.

                        Each of the Series B, C and D Preferred Stock is convertible into common shares of Applied; each has a par value of $.001 and a stated value of $100 per share; each carries a dividend rate of $6.00 per share per annum from the date of issuance, payable quarterly commencing December 31, 1998, when, and if declared by the Board of Directors; and each has non-cumulative dividends. During 1998 the Company issued 20,909 shares of Series B, 10,189 shares of Series C, and 20,391 shares of Series D Convertible Preferred Stock for an aggregate amount of $2,001 (see Note 15). Applied did not declare any dividend payment as of December 31, 1998.

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

                        In November 1999, all of the outstanding shares of Series B, C and D Convertible Preferred Stock was converted into 7,258,533 shares of common stock.

                        Series E Convertible Preferred Stock Effective November 4, 1999, Applied issued 335,000 shares of Series E Convertible Preferred Stock with a stated value of $10 per share.


--------------------------------------------------------------------------------
                                                                            F-27

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


12.  Stockholders'      This stock has a dividend  rate of 12% per annum through
     Equity             April  30,  2000  and   thereafter  5%  per  annum  paid
     Continued          quarterly.  In addition the stock has a special dividend
                        at the rate of 7.5% per annum which began to accrue on May 1, 2000, payable on May 1, 2001. The special dividend will not be paid on any stock converted to common stock on or before April 30, 2001.

                        The  Series  E   Convertible   Preferred   Stock  has  a
                        liquidation preference of $10 per share. In connection with the issuance of the Series E Convertible Preferred Stock, the Company issued warrants to purchase 572,500 shares of common stock at a purchase price equal to 110% of the market price on the date of closing ($1.20). These warrants were valued at $60 and expire on November 4, 2004.

                        The Series E Convertible Preferred Stock is convertible into common stock at any time on or after April 30, 2000 at a conversion price equal to the arithmetic mean of the closing prices of common stock as reported in the American Stock Exchange for the ten trading days immediately preceding the date of conversion.

                        During the year ended December 31, 2000 35,000 shares of Series E Convertible Preferred Stock were converted into 330,992 shares of common stock.

                        Series F Convertible Preferred Stock
                        In March 2000, Applied issued 266,700 shares of Series F Convertible Preferred Stock with a stated value of $10 per share. Transaction costs on the issuance totaled $230 resulting in net proceeds to the Company of $1,770.

                        The stock has a dividend rate of 12% per annum through September 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock has a special dividend at the rate of 7.5% per annum which began to accrue October 1, 2000, payable on October 1, 2001. The special dividend will not be paid on stock converted to common stock on or before September 30, 2001.

                        The  Series  F   Convertible   Preferred   Stock  has  a
                        liquidation preference of $10 per share. In connection with the issuance of Series F Convertible Preferred Stock, the Company issued warrants to purchase 363,475 shares of common stock at $1.93875 per share. These warrants expire on March 16, 2005.

--------------------------------------------------------------------------------
                                                                            F-28

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


12.  Stockholders'      The Series F Convertible  Preferred Stock is convertible
     Equity             into common stock at any time on or after  September 30,
     Continued          2000. On conversion,  the investor will receive for each
                        converted preferred share the greater number of common stock as determined by (1) the face value per share
                        ($10) plus accrued dividends divided by the average of the closing prices over a ten consecutive trading day period ending on the trading day immediately preceding the conversion date, or (2) $7.50 (the cash invested for each preferred share) divided by $1.93875.

                        During the year ended December 31, 2000 10,000 shares of Series F Convertible Preferred Stock was converted to 109,589 shares of commons stock.

                        The holders of all series of convertible preferred stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the convertible preferred stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. Upon liquidation, dissolution or winding up of Applied, holders of Series E and Series F Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $10.00 per share before any distribution to holders of the Common Stock or any capital stock ranking junior to the Series E Convertible Preferred Stock.


13.  Stock Options      Applied  has  adopted  the  intrinsic  value  method  of
     and Stock          accounting  for stock options and warrants  under APB 25
     Warrants           with footnote disclosures of the pro forma effects as if
                        the FAS 123 fair value method had been adopted.

                        Had compensation expense for Applied's employee stock options been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of FAS 123, Applied's net loss per share would have been increased to the pro forma amounts indicated below:

                                            2000          1999         1998
                                        ---------------------------------------

   Net loss - as reported               $   (11,441)   $  (3,985)   $  (13,353)
   Net loss - pro forma                 $   (12,619)   $  (6,335)   $  (15,749)
   Loss per share - as reported         $      (.34)   $   (0.16)   $    (0.58)
   Loss per share - pro forma           $      (.37)   $   (0.26)   $    (0.68)



--------------------------------------------------------------------------------
                                                                            F-29

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


13.  Stock Options      FAS 123  requires  stock  options to be valued  using an
     and Stock          approach such as the Black-Scholes option pricing model.
     Warrants           The Black-Scholes model calculates the fair value of the
     Continued          grant  based upon the  following  assumptions  about the
                        underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is 165%, the expected risk-free rate of return is 4.6 - 6.5 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.

                        Stock Options
                        In December 1998, Applied adopted its 1998 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of Applied can receive non-qualified stock options to purchase up to an aggregate 5,000,000 shares of Applied's Common Stock. During 1999 and 2000 Applied increased the number of shares authorized by 5,000,000 shares each year resulting in 15,000,000 shares currently available under the 1998 stock option plan. Exercise prices applicable to stock options issued under this Plan represent no less than 100% of the fair value of the underlying common stock as of the date of grant. Stock options granted under the plan may vest immediately or for any period up to five years.

                        Applied amended stock options to purchase 1,826,234 shares granted under the 1996 Stock Option Plan to extend the term to 10 years and to change the exercise price to $.44, 100% of the fair market value of Applied's on the date of the amendment.

                        A summary of the status of options granted under the Plan as of December 31, 2000, 1999 and 1998 and changes during the periods then ended is presented below:



                                2000                 1999                  1998
                         -----------------------------------------------------------------
                                    Weighted             Weighted                Weighted
                                    Average               Average                 Average
                                   Exercise              Exercise                 Exercise
                          Shares    Price      Shares      Price       Shares      Price
                        ------------------------------------------------------------------

Options outstanding -
beginning of year       7,169,747   $  .61    4,155,012   $   1.08     2,912,375   $  6.06
Granted                 2,243,769     1.05    3,259,323       0.56     3,901,371      0.59
Exercised              (1,326,866)     .46       (2,142)      0.44             -         -
Forfeited                (557,594)     .59     (242,396)      4.86             -         -
Rescinded                       -       -             -               (2,658,734)     5.83
                       -------------------------------------------------------------------

Options outstanding -
end of year             7,529,056   $ 0.87    7,169,797   $   0.61     4,155,012      1.08
                       ===================================================================

--------------------------------------------------------------------------------
                                                                            F-30

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Stock Options      The   following   table   summarizes  information  about
     and Stock          employee stock options outstanding at December 31, 2000:
     Warrants
     Continued

                       Options Outstanding                   Options Exercisable
                -----------------------------------------------------------------------
                                   Weighted          Weighted                  Weighted
Range of                            Average          Average                    Average
Exercisable        Number           Remaining         Exercise     Number       Exercise
 Prices          Outstanding     Contractural Life     Price     Exercisable      Price
---------------------------------------------------------------------------------------

 $ 0.25 - $0.44   2,125,920        8.00 years          $0.43      1,456,740     $ 0.44
 $ 0.50 - $0.50   2,147,500        2.58 years          $0.50              -          -
 $ 0.63 - $1.44   2,898,261        8.00 years          $0.96      1,627,004       0.86
 $ 2.00 - $6.00     357,375        5.92 years          $4.36        357,375       4.86
                  --------------------------------------------------------------------

                  7,529,056        6.36 years          $0.87      3,441,119       1.10
                  ====================================================================


                        Stock Warrants
                        Outstanding warrants (vested and not vested) at December 31, 2000 are as follows:

  Granted                                         Number of       Current
  1998 and        Granted         Granted         Warrants        Exercise       Expiration
  Prior            1999            2000            2000            Price           Date
------------------------------------------------------------------------------------------------

   500,000            -                 -           500,000       $   7.20        August 2001
 5,750,000     2,547,959        2,001,848        10,299,807           4.69        June 2001
   500,000            -                 -           500,000          13.86        August 2001
 7,500,000     3,405,444        2,764,141        13,669,585           5.50        December 2003
    19,407             -                -            19,407           5.80        August 2002
    60,000             -                -            60,000           3.68        September 2002
 1,000,000       356,092          270,568         1,626,660           3.09        August 2002
   514,000       148,267          127,596           789,863           2.93        March 2003
 1,500,000       266,861           49,020         1,815,881           1.24        February 2004
         -       312,500                -           312,500           1.20        November 2004
         -       250,000                -           250,000           1.20        November 2004
         -             -           25,000            25,000           1.94        March 2005
         -             -          250,000           250,000           1.94        March 2005
         -             -          113,475           113,475           1.94        March 2005
         -             -          100,000           100,000           1.06        September 2002
         -             -        1,000,000         1,000,000           2.00        August 2005
-----------------------------------------------------------

17,343,407     7,287,123        6,701,648        31,332,178


                        There were no warrants exercised in 2000, 1999 or 1998. As of December 31, 2000 all warrants are exercisable.


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




                                                Year Ended December 31,
                                    -----------------------------------------------
                                         2000             1999             1998
                                    -----------------------------------------------

Net loss                            $    (11,441)     $     (3,985)    $    (13,353)
Preferred stock dividends                   (634)              (63)             (14)
                                    -----------------------------------------------

Net loss available to common
 shareholders                       $    (12,075)     $     (4,048)    $    (13,367)

Weighted average common shares
 outstanding (basic)                  35,866,000        24,819,000       23,194,000
Series B Convertible Preferred
 Stock                                         -                 -              (*)
Series C Convertible Preferred
 Stock                                         -                 -              (*)
Series D Convertible Preferred
 Stock                                         -                 -              (*)
Series E Convertible Preferred
 Stock                                       (*)               (*)                -
Series F Convertible Preferred
 Stock                                       (*)                 -                -
Employee Stock Options                       (*)               (*)              (*)
Warrants issued in connection
 with various transactions                   (*)               (*)              (*)
                                    -----------------------------------------------

Weighted average common shares
 outstanding (diluted)                35,866,000        24,819,000       23,194,000
                                    ===============================================

Net loss per share - basic
 and diluted                        $       (.34)     $       (.16)    $       (.58)


--------------------------------------------------------------------------------
                                                                            F-32

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


14.  Earnings Per       (*) Due to Applied's loss from continuing  operations in
     Share              2000, 1999 and 1998, the incremental  shares issuable in
     Continued          connection with these  instruments are anti-dilutive and
                        accordingly not considered in the calculation.


15.  Related Party      The  Company  has  the  following material related party
     Transactions       transactions:

                        Effective September 20, 2000, Applied received a $500 loan from an affiliated individual. This loan matures on December 31, 2001 and bears interest at 9.75%, payable monthly. The note can be converted into Applied common shares at an exchange rate of one share for every $1.0625 of loan value. In addition, the Company issued a warrant to purchase 100,000 Applied common shares at $1.0625. The warrant expires September 20, 2002 and was valued at $89, which will be amortized to interest expense over the life of the related debt.

                        The  Company  at  December  31,  2000  has   obligations
                        relating to the purchase of 81% of DRM (see Notes 6, 9 and 10).

                        During the year ended December 31, 2000 a shareholder of the Company sold, at a discount, 1,000,000 common shares that it owned of Applied to individuals who loaned $500 to Applied. The discount amount of $500 was used to offset receivables from related parties and result in a net related party payable of $247.

                        The Company has receivables from entities under common control of $-0- and $265 at December 31, 2000 and 1999, respectively. The Company also has payables to related parties of $185 at both December 31, 2000 and 1999 recorded in accrued liabilities. The Company expensed as bad debt $109 of related party receivables during the year ended December 31, 2000.

--------------------------------------------------------------------------------
                                                                            F-33

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


15.  Related Party      During 1996,  Applied  advanced an  aggregate  amount of
     Transactions       $1.5  million to  Lanxide  Performance  Materials,  Inc.
     Continued          ("LPM"),  a  wholly-owned  subsidiary  of Lanxide  Corp.
                        Lanxide is related to  Commodore by  substantial  common
                        ownership.  The promissory  notes became due on February
                        28, 1998.  At December  31, 1997 a $814 reserve  against
                        this receivable existed,  reducing the net receivable to
                        its  estimated  fair  value.  In  March  1998,   Applied
                        realized  this  receivable  by exchanging it for amounts
                        due  under  the  Intercompany  Convertible  Note  with a
                        carrying  value  of  $3,889.   In  connection  with  the
                        exchange, Applied issued a warrant to Commodore to purchase 514,000 shares of Common Stock at exercise price of $4.50 expiring August 2001. The $340 fair value of the warrant was recorded as additional paid-in capital.

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

                        As of September 28, 1998, carrying values of the Intercompany Notes were $5,660.


--------------------------------------------------------------------------------
                                                                            F-34

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



15.  Related Party      On September 28, 1998,  Applied  repaid all amounts owed
     Transactions       to  Commodore by  exchanging  i) its 87% interest in the
     Continued          Common Stock of  Separation,  ii) 20,909 shares of newly
                        created  Series  B  Convertible  Preferred  Stock,  iii)
                        10,189  shares  of newly  created  Series C  Convertible
                        Preferred  Stock,  iv)  20,391  shares of newly  created
                        Series  D  Convertible   Preferred   Stock,  v)  a  $357
                        receivable from Separation and vi) a modification of the
                        new  warrants   granted  in  connection  with  the  1998
                        Intercompany Notes reducing the exercise price to $1.50.
                        The value of the consideration given was less than the carrying amount of the Intercompany Notes. Accordingly, due to the relationships of the parties involved a $3,154 gain was recorded as a contribution to equity on debt restructuring as follows:

                        Carrying value of Intercompany Notes           $  5,660
                        Value of 87% interest in a receivable
                          from Separation                                   500
                        Value of Series B Convertible Preferred
                          Stock                                             813
                        Value of Series C Convertible Preferred
                          Stock                                             396
                        Value of Series D Convertible Preferred
                          Stock                                             792
                        Value of modification warrant                         5
                                                                       ---------
                        Value of consideration given                     (2,506)
                                                                       ---------

                        Equity contribution on debt restructuring      $  3,154
                                                                       =========

                        The value of the 87% interest in and receivables from Separation, Preferred Stock and modification of the warrant were determined by independent appraisal.

                        As of September 28, 1998, the carrying value of Applied's 87% interest in the Common Stock of Separation and Applied's $357 receivable from Separation was $(4,164). Accordingly, a $4,664 contribution to equity (representing the difference between the book value and the fair value of Applied's investment in Separation) on the sale of affiliate was also recorded in connection with the transaction.


--------------------------------------------------------------------------------
                                                                            F-35

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments        Operating Leases
     and                Applied and its subsidiaries  are committed  under  non-
     Contingencies      cancelable operating leases for  office  space and other
                        equipment. Future obligations under the leases are as follows:

                                   2001               $     258
                                   2002                      69
                                   2003                      64
                                   2004                      64
                                   2005                      11
                                                      ---------

                                                      $     466
                                                      =========

                        Rent expense approximated $403, $332 and $502 in 2000, 1999 and 1998, respectively.

                        Executive Bonus Plan
                        Applied has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of Applied are entitled to formula bonuses. Applied paid $622 of 1997 executive bonuses in January 1998. No bonuses are accrued at December 31, 2000 and 1999.

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

--------------------------------------------------------------------------------
                                                                            F-36

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



17.  401(K)             The Company has  adopted a 401(K)  savings  plan for all
     Savings Plan       employees   who   qualify   as  to  age   and   service.
                        Contributions  by the  Company  are  discretionary.  The
                        Company  made  annual   contributions  to  the  plan  of
                        approximately  $48,  $91 and $108 during the years ended
                        December 31, 2000, 1999 and 1998, respectively.


18.  Segment            Using  the   guidelines  set  forth  in  SFAS  No.  131,
     Information        "Disclosures About Segments of an Enterprise and Related
                        Information," Applied has identified four reportable segments as follows:

                          1. CASI, which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis.

                          2. Solution, which, through CASI, has equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia.

                          3. DRM from August 30, 2000 (date of acquisition) to December 31, 2000, which provides a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities.

                          4. Separation, from January 1, 1998 to September 28, 1998 (date of sale to Commodore) (see Note 15), which provides water and contaminant separation by use of a patented process.

                        Common overhead costs are allocated between segments based on a record of time spent by executives.

                        Applied evaluates segment performance based on the segment's net income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following tables.


--------------------------------------------------------------------------------
                                                                            F-37

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



         2000                                                                                         Corporate
         ----                                                                                          Overhead
                                         Total           CASI         Solution           DRM           & Other
                                  --------------------------------------------------------------------------------

Revenue                             $       20,631  $      16,786  $          271  $         3,574  $           -

Costs and expenses:
     Cost of sales                          14,452         13,962             490                -              -
     Research and development                  993              -             993                -              -
     General and administrative              6,989          2,355             504            1,761          2,369
     Depreciation and
       amortization                          1,471              -             378               12          1,081
     Impairment of goodwill                  6,586              -               -                -          6,586
     Minority interest                         341              -               -                -            341
                                  --------------------------------------------------------------------------------

         Total costs and expenses           30,832         16,317           2,365            1,773         10,377
                                  --------------------------------------------------------------------------------

Income (loss) from operations              (10,201)           469          (2,094)           1,801        (10,377)

Interest income                                 67              -               -               10             57
Interest expense                            (1,307)          (123)            (86)             (12)        (1,086)
Equity in losses of
  unconsolidated subsidiary                      -              -               -                -
Income taxes                                     -              -               -                -              -
                                  --------------------------------------------------------------------------------

Net income (loss)                   $      (11,441) $         346  $       (2,180) $         1,799  $     (11,406)
                                  --------------------------------------------------------------------------------

Total assets                        $       37,473  $       4,255  $        1,724  $         2,562  $      28,932
                                  --------------------------------------------------------------------------------

Expenditures for long-lived
  assets                            $          302  $          40  $          132  $           130  $           -
                                  --------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-38

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




         1999                                                                                  Corporate
         ----                                                                                  Overhead
                                                  Total           CASI        Solution          & Other
                                            -----------------------------------------------------------------

Revenue                                     $        18,147  $      17,973 $         174  $                -

Costs and expenses:
     Cost of sales                                   16,127         15,865           262                   -
     Research and development                         1,145              -         1,145                   -
     General and administrative                       4,037          1,428           175               2,434
     Depreciation and
       amortization                                     696             64           247                 385
     Minority interest                                    -              -             -                   -
                                            -----------------------------------------------------------------

         Total costs and expenses                    22,005         17,357         1,829               2,819
                                            -----------------------------------------------------------------

Income (loss) from operations                        (3,858)           616        (1,655)             (2,819)

Interest income                                          39              -             -                  39
Interest expense                                       (166)          (103)          (63)                  -
Equity in losses of
  unconsolidated subsidiary                               -              -             -                   -
Income taxes                                              -              -             -                   -
                                            -----------------------------------------------------------------

Net income (loss)                           $        (3,985) $         513 $      (1,718) $           (2,780)
                                            -----------------------------------------------------------------

Total assets                                $        16,047  $       4,108 $       2,035  $           11,713
                                            -----------------------------------------------------------------

Expenditures for long-lived
  assets                                    $           353  $          12 $         337  $                4
                                            -----------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-39

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



         1998                                                      Separation
         ----                                                       (Through                         Corporate
                                                                 September 28,                        Overhead
                                        Total          CASI          1998)            Solution        & Other
                                  -------------------------------------------------------------------------------

Revenue                            $       17,470  $    17,346 $              18 $               - $         106

Costs and expenses:
     Cost of sales                         15,421       14,986                 -               375            60
     Research and development               2,722            -             1,169             1,320           233
     General and administrative             8,188        1,835             1,896               440         3,947
     Depreciation and
       amortization                         1,150          103               287               422           338
     Minority interest                        300            -               300                 -             -
                                  -------------------------------------------------------------------------------

         Total costs and expenses          27,711       16,924             3,652             2,557         4,578
                                  -------------------------------------------------------------------------------

Income (loss) from operations             (10,241)         422            (3,634)           (2,557)       (4,472)

Interest income                               337            1                94                 -           242
Interest expense                           (1,066)        (125)                -                 -          (941)
Equity in losses of
  unconsolidated subsidiary                (2,383)           -                 -                 -        (2,383)
                                  -------------------------------------------------------------------------------

Net (loss) income                  $      (13,353) $       298 $          (3,540)$          (2,557)$      (7,554)
                                  -------------------------------------------------------------------------------

Total assets                       $       15,617  $     3,506 $               - $           1,932 $      10,179
                                  -------------------------------------------------------------------------------

Expenditures for long-lived
  assets                           $        2,704  $       135 $             762 $           1,669 $         138
                                  -------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-40

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


20.  Recent             In June 1999, the FASB issued SFAS No. 137,  "Accounting
     Accounting         for  Derivative   Instruments  and  Hedging  Activities-
     Pronounce-         Deferral of the  Effective  Date of FASB  Statement  No.
     ments              133."  SFAS 133  establishes  accounting  and  reporting
                        standards  for  derivative   instruments   and  requires
                        recognition of all  derivatives as assets or liabilities
                        in the statement of financial  position and  measurement
                        of  those   instruments  at  fair  value.  SFAS  133  is
                        effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.



--------------------------------------------------------------------------------
                                                                            F-41