Form 10-K/A
period 2000-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2001-05-04
CIK 1013556

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-K/A



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

                         Commission file number 1-11871

                      Commodore Applied Technologies, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

    Delaware                                              11-3312952
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

    2121 Jamieson Street, Suite 1406
    Alexandria, Virginia                                  22314
    (Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (703) 567-1284

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------
Common Stock, par value $0.001 per                American Stock Exchange
share Redeemable Common Stock Purchase            American Stock Exchange
Warrants

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

         As of March 15, 2001; 52,060,445 shares of the registrant's Common Stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS





PART 1............................................................................................................1
------
         ITEM 1.  BUSINESS........................................................................................1
                  General.........................................................................................1
                  Soil Decontamination--Commodore Solution Technologies, Inc......................................2
                  Environmental Insurance Claim Resolution - Dispute Resolution Management, Inc...................7
                  Environmental Management - Commodore Advanced Sciences, Inc.....................................8
                  Markets and Customers..........................................................................12
                  Raw Materials..................................................................................13
                  Backlog........................................................................................14
                  Research and Development.......................................................................14
                  Intellectual Property..........................................................................14
                  Competition....................................................................................15
                  Environmental Regulation.......................................................................17
                  Employees......................................................................................18
         ITEM 2.  PROPERTIES.....................................................................................18
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................19
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................20

PART II..........................................................................................................21
-------
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................21
                  Market Information.............................................................................21
                  Dividend Information...........................................................................22
                  Recent Sales of Unregistered Securities........................................................23
         ITEM 6. SELECTED FINANCIAL DATA.........................................................................31
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........32
                  Overview.......................................................................................32
                  Results of Operations..........................................................................32
                  Liquidity and Capital Resources................................................................35
                  Net Operating Loss Carryforwards...............................................................41
                  Year 2000 Considerations.......................................................................41
                  Forward Looking Statements.....................................................................41
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................42
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................42
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........43






PART III.........................................................................................................44
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................44
                  Executive Officers and Directors...............................................................44
                  Key Employees..................................................................................47
                  Board Committees...............................................................................48
                  Compensation of Directors......................................................................49
                  Compliance with Section 16(a) of the Exchange Act..............................................49
         ITEM 11.  EXECUTIVE COMPENSATION........................................................................50
                  Summary Compensation...........................................................................50
                  Stock Options..................................................................................52
                  Employment Agreements..........................................................................53
                  Compensation Committee Interlocks and Insider Participation....................................53
                  Report of the Compensation Committee on Executive Compensation.................................54
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................58
                  Security Ownership of Certain Beneficial Owners................................................58
                  Security Ownership of Management...............................................................60
                  Organization and Capitalization of the Company.................................................62
                  Services Agreement.............................................................................65
                  Sale of Company Common Stock by Environmental..................................................66
                  February 1998 Intercompany Note................................................................67
                  September 1997 Intercompany Convertible Note...................................................68
                  Sale of Series D Preferred Stock by Environmental..............................................69
                  License of SET Technology......................................................................69
                  Future Transactions............................................................................69

PART IV..........................................................................................................70
-------
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................70

SIGNATURES.......................................................................................................77
----------

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

         We believe that SET is the only patented, non-thermal, portable and scalable process that is currently available for treating and decontaminating soils, liquids and other materials containing PCBs, pesticides, dioxins, chemical weapons and warfare agents and other toxic contaminants. Furthermore, we believe that the proprietary FOCUS program developed by our 81% owned subsidiary Dispute Resolution Management, Inc., ("DRM") is the only automated risk management system that fully incorporates all of the variables necessary to determine accurately the liability and settlement targeting necessary to negotiate appropriate insurance recoveries.

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

         The initial term of the WCS Contract is for a three-year period. The Company is paid on each pound of conforming mixed waste material that is processed through the S-10 system. The WCS Contract will be extended automatically for five consecutive, two-year options unless WCS elects not to extend by issuing the Company written notice sixty days prior to such extension(s). The Company has the first right of refusal on processing any conforming mixed waste materials that flow through the WCS site. Additionally, the Company reserves the right of refusal to process any conforming mixed waste materials at less than $2.00 per pound. There are no minimum or maximum volumes of conforming mixed waste materials that are to be processed by the WCS Contract. WCS may cancel the WCS contract with 180 days notice to the Company. The Company may cancel the WCS contract with 365 days notice to WCS.

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

         EPA Nationwide Permit. In order to treat PCBs within the United States on all non-Superfund sites, a treating entity must obtain a permit from the EPA. Most EPA permits granted to date for PCB destruction are solely for single-site incineration treatment centers. In August 1995, SET was demonstrated to the EPA in order to obtain the Nationwide Permit, which was issued to the Company in March 1996. The Nationwide Permit allows the Company to use SET on-site to treat PCB-contaminated soil at any location in the United States. In addition to soil treatment, the Nationwide Permit allows the Company to treat PCB contaminated metallic surfaces and waste oils, as well as wastewater (the wastewater is treated by a non-SET process). The Company has also successfully demonstrated SET as a treatment process for organic materials contaminated with PCBs and radionuclides and has received a draft revised EPA permit for these matrices. This permit revision covers the destruction of PCBs in soils, waste oils, organic materials, water, and on metallic surfaces. Additionally, the Company is in the process of obtaining a permit revision for its commercial SET processing system, the S-10. The S-10 system is capable of processing up to 10 tons of contaminated material daily. Various revisions to the equipment and process parameters are being made to the existing permit. The revised permit is expected to be issued by September 15, 2001.

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

         DRM has handled many complex insurance claim negotiations with the majority of the major property/casualty carriers, resulting in several hundred million dollars in recoveries for its clients, primarily on a contingent fee basis. DRM enhances its marketing and client service capabilities by employing a multi-disciplinary team of settlement experts drawn from both the policyholder sector and from the claims departments of the major carriers. The DRM team has over 100 years of combined claims settlement experience. DRM has 18 full-time employees comprised of attorneys, MBAs and former insurance claim managers and professionals.

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

         Waste Isolation Pilot Plant (WIPP) Contract Extension: In November 1998, Advanced Sciences was awarded a two-year extension by the DOE on its existing Carlsbad Area Office Technical Assistance Contract. Advanced Sciences provided technical assistance to the DOE's Carlsbad Area Office in support of the permitting and operation of the Waste Isolation Pilot Plant ("WIPP") in Carlsbad, New Mexico. Pursuant to the WIPP Contract, Advanced Sciences managed the efforts of approximately 85 full-time equivalent (FTE) personnel who provided support covering functional areas such as regulatory assurance, waste packaging and transportation, and facility operations. The WIPP Contract was structured as a cost plus 5.25% fee agreement. Advanced Sciences achieved revenues of approximately $10 million in 2000 as a result of the extension of the contract. The contract ended December 31, 2000.

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

         The LLC was notified in 1999 that additional funding was secured by the US Congress to test its technology under its ACWA contract. Testing was initiated during the first half of 2000 at Dugway Proving Grounds and CAMDUS. The LLC's SET process and the ammonia jet cutting system was unable to complete the program of testing at either site under the time and financial constraints under the ACWA program. Accordingly, in August 2000, the LLC was notified that its SET process and ammonia jet cutting system would not be considered for further testing and/or development under the ACWA program.

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

         To protect its trade secrets and the un-patented proprietary information in its development activities, the Company requires its employees, consultants and contractors to enter into agreements providing for the confidentiality and the Company's ownership of such trade secrets and other un-patented proprietary information originated by such persons while in the employ of the Company. The Company also requires potential collaborative partners to enter into confidentiality and non-disclosure agreements.

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

         The Company was selected to participate in the Rapid Commercialization Initiative ("RCI") program in 1996. A direct result of this temporary administrative program was a SET process demonstration for the destruction of PCBs at the Port Hueneme naval base in Port Hueneme, California in 1997. The Company's SET technology successfully destroyed the PCBs in the test materials provided, results were verified by independent laboratories, and a closure report was prepared by the various associated agencies involved with the RCI. The RCI no longer is in a functioning office having served its primary mission of streamlining the demonstration and evaluation of various technologies into government sectors. The Company believes that its recent contract in Hawaii, the subject of a press release and disclosure in the business description section of various subsequent SEC filings, was partially the result of its participation in the RCI program.

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

EMPLOYEES

         As of April 30, 2001, the Company (including all of its direct and indirect subsidiaries) had a total of 68 full-time and 19 part-time employees, of which approximately 35 are engineers, scientists, lawyers and other professionals. None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.

ITEM 2.  PROPERTIES.
------   -----------

         The Company's principal executive offices are located in Alexandria, Virginia. Since April 2000, the Company has leased approximately 1600 square feet of space from Shelby T. Brewer, a director and executive officer of the Company, on a month-to-month basis, for a rental payment in the amount of $2300 per month.

         In addition to the Alexandria, Virginia facilities, the Company leases approximately 2,000 square feet of office space in New York from an affiliate of Bentley J. Blum, a director and principal stockholder of Environmental and a director of the Company, Solution, Separation, Advanced Sciences and certain other subsidiaries and affiliates of the Company. Such space also serves as the principal executive offices of Environmental and certain of its affiliates. Although the Company's lease for the New York City space expired in December 1998, the Company has been permitted to use the New York City office space during 1999, 2000 and 2001 on a rent-free basis. The Company is charged for direct labor, office supplies and third party vendor services that the Company generates in its activities in the New York City offices. Also, the Company provides director and officer insurance to Environmental and Separation under its policy at no charge to Environmental and Separation.

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

         As of April 30, 2001, no litigation has been filed against the Company, Separation, or any of the Company's subsidiaries with respect to this indemnification issue. The Company is currently investigating all of the relevant facts and circumstances in connection with the Surety's potential claim or cause of action. In the event that the Company is obligated to indemnify the Surety, the Company estimates that its liability will not exceed approximately $390,000.


Incidental Matters
------------------

         As of April 30, 2001, the Company and its subsidiaries are involved in ordinary, routine litigation incidental to the conduct of their business.
Management believes that none of this litigation, individually or in the aggregate, is material to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ----------------------------------------------------

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

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ----------------------------------------------------------------------

MARKET INFORMATION

         On June 28, 1996, the Company issued common stock and warrants at initial public offering prices of $6.00 per share and $0.10 per warrant. The Company's common stock and warrants are traded on the American Stock Exchange ("Amex") under the symbols CXI and CXI.WS, respectively. As of April 30, 2001, there were 181 record holders of the Company's common stock and 45 record holders of the Company's warrants.

         The following table sets forth, for the fiscal periods shown, the high and low sale prices (rounded to the nearest cent) for the Company's common stock and warrants as reported on the Amex.



                                                                              Common Stock                Warrants
                                                                            ------------------        ------------------
                                                                            High         Low          High         Low
                                                                            ----         ---          ----         ---

Fiscal 2000
      First Quarter..................................................       $2.75         0.88         0.44         0.19
      Second Quarter.................................................        1.94         0.75         0.31         0.13
      Third Quarter..................................................        1.63         0.81         0.34         0.13
      Fourth Quarter.................................................        0.94         0.19         0.19         0.15

Fiscal 1999
      First Quarter..................................................        0.44         0.38         0.16         0.03
      Second Quarter.................................................        0.38         0.19         0.02         0.02
      Third Quarter..................................................        1.50         0.25         0.63         0.02
      Fourth Quarter.................................................        1.44         0.63         0.38         0.02


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

         On or about July 29, 1998, the price of the common stock was $0.5625 per share. After the "Defense Cleanup" published the article, the common stock traded at a price of $1.00 per share. Although at the time the article was published, the DOD had not awarded any funds to the ACWA program or the LLC, the article indicated a strong likelihood that the DOD would award such funds for further testing of the SET technology under the ACWA program. On August 30, 2000, the Company issued a press release announcing that the SET technology was no longer being considered under the ACWA program.

         Although the Company released other press releases during this time period concerning other aspects of its business, management believes the loss of the ACWA program was the primary reason for the decline in the value of the Company's common stock since the end of the first quarter of fiscal 2000.

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

RECENT SALES OF UNREGISTERED SECURITIES

         In September 2000, the Company completed $500,000 in financing in the form of a loan (the "Brewer Note") from S. Brewer Enterprises, Inc. ("SB Enterprises"), which is owned by one of its officers and directors, Shelby T. Brewer. The Brewer Note bears a 9.75% interest rate, payable monthly, with a balloon principal payment at the end of the term. The note was due and payable on March 15, 2001 and was extended under the same terms and conditions until December 31, 2001. The Brewer Note is convertible into Common Stock at the market price up through December 31, 2001.

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the maturity date of the note until December 31, 2001. Additionally, the conversion feature of the Restated Brewer Note was changed to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 1,041,667 shares. See "MD&A - Liquidity and Capital Resources."

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% of the Common Stock, transferred to the investors a total of 1,000,000 shares of Common Stock. Three of the holders of the Weiss Group Note have granted payment extensions until June 30 and July 31, 2001, while the fourth holder of the Weiss Group Note has extended only until May 1, 2001. If the fourth holder of the Weiss Group Note declares a default on May 1, 2001, the other three holders of the Weiss Group Note will also be permitted to declare a default. As of May 4, 2001 the Company has not been notified of the holder's intent to declare a default on the Weiss Group Note.

         Effective April 5, 2001, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $0.22 per share (the closing price of our common stock on the American Stock Exchange on such date) to three of four persons who had lent the Company a total of $500,000 in November 2000, in consideration of such persons extension of the due date of such loans from February 12, 2001 to June 30, 2001. See "MD&A - Liquidity and Capital Resources."


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

September 1998 Exchange of Debt for Series B, C, D, Preferred Stock and Separation Stock

         On December 25, 1998, the Company consummated the transfer, effective as of September 28, 1998, of all 10,000,000 of its shares of common stock, par value $.001 per share (the "Separation Stock"), of Separation, representing approximately 87% of the issued and outstanding shares of capital stock of Separation, to Environmental as part of a debt repayment plan between the Company and Environmental. As of September 28, 1998, Environmental owned approximately 35% of the issued and outstanding shares of common stock of the Company. As of April 30, 2001, Environmental owns approximately 16.58% of the issued and outstanding shares of common stock of the Company.

         As a result of the repayment, the Company has repaid all of its debt in the amount of $6,756,000 (the "Debt") to Environmental by exchanging the Debt for (i) the Separation Stock (as repayment of $1,250,000 of the Debt); (ii) 20,909 shares of newly authorized 6% Series B Convertible Preferred Stock of the Company (as repayment of $2,090,870 of the Debt); (iii) 10,189 shares of newly authorized 6% Series C Convertible Preferred Stock of the Company (as repayment of $1,018,864 of the Debt); (iv) 20,391 shares of newly authorized 6% Series D Convertible Preferred Stock of the Company (as repayment of $2,039,100 of the Debt); (v) the assignment to Environmental of an account receivable due to the Company from Separation in the amount of $357,000 (as repayment of $357,000 of the Debt); and (vi) the amendment of an existing warrant owned by Environmental to purchase 1,500,000 shares of the Company's common stock to reduce the exercise price of such warrant from $10.00 per share to $1.50 per share. Representatives of both the Company and Environmental determined the terms of the debt restructuring were determined as a result of arm's-length negotiations, and such determinations were supported by fairness opinions by an independent, third party appraiser. Since the Company and Environmental are deemed to be related parties, the Company and Environmental recorded gains in the total amount of $7,818,000 from these transactions as direct contributions to equity.

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

ITEM 6.  SELECTED FINANCIAL DATA.
------   ------------------------

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

                      (in thousands, except per share data)

Consolidated Statement of Operations Data:


                                                                   Year ended December 31,
                                        -----------------------------------------------------------------------------
                                           1996            1997             1998              1999             2000
                                        -----------------------------------------------------------------------------
Revenue:
    Contract revenue................     $  5,123      $    19,493      $   17,470        $   18,147      $    20,631
Cost of sales:
    Cost of sales...................        4,136           16,325          15,421            16,127           14,452
    Research and development........        2,022            3,074           2,722             1,145              993
    General and administrative......        3,412           12,196           8,118             4,037            6,989
    Depreciation and amortization...          561            1,282           1,150               696            1,471
      Impairment of Goodwill........                                                                            6,586
    Minority interests..............           --              (82)            300                --              341
                                         --------      -----------      ----------        ----------      -----------

Loss from operations................       (5,008)         (13,302)        (10,241)           (3,858)         (10,201)

    Interest income.................          477              745             337                39               67
    Interest expense................         (617)          (1,310)         (1,066)             (166)          (1,307)
    Equity in net losses of
      subsidiary....................         (495)          (1,827)         (2,383)               --               --
                                         --------      -----------      ----------        ----------      -----------


Loss before income taxes ...........       (5,643)         (15,694)        (13,353)           (3,985)         (11,441)
    Income taxes....................           --               --              --                --               --
                                         --------      -----------      ----------        ----------      -----------

Net loss ...........................     $ (5,643)     $   (15,694)        (13,353)       $   (3,985)     $   (11,441)
                                         ========      ===========      ==========        ==========      ===========

Net loss per share -- basic and
    diluted.........................     $  (0.31)     $     (0.73)     $    (0.58)       $    (0.16)     $     (0.34)
                                         ========      ===========      ==========        ==========      ===========

Weighted average number of shares...       18,100           21,844          23,194            24,819           35,866
                                         ========      ===========      ==========        ==========      ===========




Consolidated Balance Sheet Data:


                                                                        December 31,
                                        -------------------------------------------------------------------------
                                           1996            1997            1998             1999             2000
                                        -------------------------------------------------------------------------

Cash and cash equivalents.........      $ 12,076        $ 13,151        $  1,777       $   1,797        $   1,980
Total assets......................        33,456          29,696          15,617          16,047           37,473
Long term debt....................            29              19              --             716            5,182
Total liabilities.................        13,380          10,521           3,709           6,096           29,199
Minority interests................            --           6,645              --              --              419
Stockholders' equity..............        20,076          11,654          11,908           9,951            7,855


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

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

         The increase in interest expense of $1,141,000 from 1999 to 2000 is primarily related to amortization of non-cash interest costs associated with the Company's purchase of 81% of DRM on August 30, 2000 ($658,000) and the Weiss Group Note ($333,000).

         In 2000, the Company took an asset impairment charge of $6,586,000 as a result of the write off of goodwill associated with the prior acquisition of Advanced Sciences. In taking this charge, the Company considered Advanced Sciences' operating history and cashflows, its inability to obtain replacement contracts for completed contracts in fourth quarter of 2000 and the future prospects for additional contracts to Advanced Sciences in 2001. The Company believes that revenues from existing and potential contracts in 2001 will be insufficient to offset amortization of goodwill associated with Advanced Sciences. The impairment charge reduced the value of the assets of Advanced to their fair market value.

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

         In August 1996, the Company loaned $1.5 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly owned subsidiary of Lanxide Corporation, a Delaware corporation ("Lanxide"), evidenced by a promissory note, dated August 30, 1996, in the principal amount of $1.5 million (the "LPM Note"). Lanxide is related to the Company by significant common beneficial ownership. The LPM Note is collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998. In March 1998, the Company transferred the LPM Note to Environmental, together with $500,000 in cash, as partial prepayment of the $4.0 million unsecured loan from Environmental to the Company in September 1997. See "Market for Registrant's Common Equity and Related Stockholder Matters Recent Sales of Unregistered Securities", "September 1997 Intercompany Convertible Note" and "Certain Relationships and Related Transactions September 1997 Intercompany Convertible Note."

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

         In September 1997, Environmental provided the Company with a $4.0 million unsecured loan, evidenced by the Convertible Note due August 31, 2002. In connection with the Convertible Note, the Company issued warrants to purchase 1,000,000 shares of Common Stock to Environmental valued at $660,000 and provided a beneficial conversion privilege with an intrinsic value of $750,000 as of the date of the transaction. In March 1998, the Company prepaid $2.0 million of the Convertible Note by (i) paying Environmental the sum of $500,000 in cash and (ii) transferring to Environmental the LPM Note from LPM. Lanxide, which specializes in the manufacture of ceramic bonding and refractory materials, is related to the Company by significant common beneficial ownership. To induce Environmental to accept the Company's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into Common Stock), the Company issued to Environmental an additional warrant to purchase up to 514,000 shares of Common Stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of the Common Stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000. The remaining balance of this Intercompany Convertible Note was paid off by December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions--September 1997 Intercompany Note."

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

         In September 2000, the Company completed $500,000 in financing in the form of a loan (the "Brewer Note") from S. Brewer Enterprises, Inc. ("SB Enterprises"), which is owned by one of its officers and directors, Shelby T. Brewer. The Brewer Note bears a 9.75% interest rate, payable monthly, with a balloon principal payment at the end of the term. The note was due and payable on March 15, 2001 and was extended under the same terms and conditions until December 31, 2001. The Brewer Note is convertible into Common Stock at the market price up through December 31, 2001.

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the maturity date of the note until December 31, 2001. Additionally, the conversion feature of the Restated Brewer Note was changed from $1.0625 per share of the Company's common stock to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 1,041,667 shares.

         In October 2000, Advanced Sciences refinanced their line of credit with KBK Financial, Inc. (the "KBK Credit Line"). The KBK Credit Line is not to exceed 85% of eligible receivables or $2,500,000 and is due October 2002 with interest payable monthly at prime plus 2 percent (11 1/2 percent as of December 31, 2000). The KBK Credit Line is collateralized by the assets of Advanced Sciences and is guaranteed by the Company. The KBK Credit Line contains certain financial covenants and restrictions including minimum ratios that Advanced Sciences must satisfy. Advanced Sciences was in compliance with the covenants of the KBK Credit Line at December 31, 2000.

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

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% of the Common Stock, transferred to the investors a total of 1,000,000 shares of Common Stock. Three of the holders of the Weiss Group Note have granted payment extensions until June 30 and July 31, 2001, while the fourth holder of the Weiss Group Note has extended only until May 1, 2001. If the fourth holder of the Weiss Group Note declares a default on May 1, 2001, the other three holders of the Weiss Group Note will also be permitted to declare a default. As of May 4, 2001 the Company has not been notified of the holder's intent to declare a default on the Weiss Group Note.

         Effective April 5, 2001, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $0.22 per share (the closing price of our common stock on the American Stock Exchange on such date) to three of four persons who had lent the Company a total of $500,000 in November 2000, in consideration of such persons extension of the due date of such loans from February 12, 2001 to June 30, 2001.

         The Company has an irrevocable obligation to repurchase from the former shareholders of DRM, by August 30, 2001, that number of 9.5 million shares of the Company's common stock (at a per share price equal to the greater of $1.50 or the closing price of our common stock 30 days prior to purchase) as shall be necessary to provide the holders of such shares with a total of $14.5 million. As partial security for the payment of such obligation, all of the shares of DRM common stock owned by the Company have been pledged to Messrs. William J. Russell and Tamie P. Speciale, the former sole stockholders of DRM. In the event the Company is unable to make such $14.5 million payment, when due, the pledgees may foreclose on the DRM stock; in which event the Company would lose its entire equity ownership in the DRM subsidiary.

         The Company currently intends to meet its repurchase obligation to the former shareholders of DRM by reacquiring their shares and selling those shares to generate the cash necessary to meet the obligation; however, the Company's ability to effect the repurchase obligation in this manner is heavily dependent on the stock price of the Company's common stock at the time of the repurchase. At April 30, 2001, the closing price of the Company's common stock on the American Stock Exchange, Inc. was $0.22 per share.

         The Company currently requires additional cash to sustain existing operations and meet the Company's ongoing capital requirements. Excluding the

Company's DRM subsidiary, the Company's current monthly operating expenses exceed its cash revenues by approximately $200,000. The continuation of the Company's operations is dependent in the short term upon its ability to obtain additional financing and, in the long term, to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

         The Company's auditor's opinion on our fiscal 2000 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing.

         The Company currently is negotiating with a lender to obtain debt financing, to supplement funds generated from operations, to meet the Company's cash needs over the next 12 months. The Company intends to meet its long term capital needs through obtaining additional contracts that will generate funds from operations and obtaining additional debt or equity financing as necessary or engaging in merger or sale transactions. There can be no assurance that such sources of funds will be available to the Company or that it will be able to meet its short or long term capital requirements.

         For the year ended December 31, 2000, the Company incurred a net loss of $11,441,000, as compared to a net loss of $3,985,000 for the year ended December 31, 1999. The increased net loss was primarily due to non-cash costs of management's decision to write off the goodwill associated with the purchase of Advanced Sciences ($6,586,000), the non-cash costs associated with the Weiss Group Note ($333,000) and the non-cash interest ($658,000) and the non-cash amortization costs associated with the purchase of DRM ($594,000).

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

         As shown in the financial statements for the years ended December 31, 2000, 1999, and 1998, the Company incurred losses of $11,441,000, $3,985,000, and $13,353,000 respectively. The Company has also experienced net cash outflows from operating activities of $2,002,000, $2,905,000, and $9,176,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, 1999 and 1998 the Company had working capital of $(16,876,000), $621,000, and $1,817,000 respectively. The negative working capital balance for the year ended December 31, 2000 is primarily due to the payment obligations of the Company to the former shareholders of DRM ($13,581,000 of the purchase price obligation and approximately $2,500,000 of the earn-out guarantee) under the Stock Purchase Agreement for the acquisition of 81% of DRM on August 30, 2000.

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

YEAR 2000 CONSIDERATIONS

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. As of April 30, 2001 the Company has not experienced any such computer difficulty; however, computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties may, depending upon their pervasiveness and severity, have a material adverse effect on the Company's business, financial condition and results of operations. Any of the following could have a material adverse effect on the Company's business, financial condition and results of operations:

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

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
------    ----------------------------------------------------------------------
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

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------    --------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive Officers and Directors of the Company, and their positions with the Company as of March 15, 2001 are as follows:

Name                                    Age        Position
--------------------------------- ---------------- -----------------------------------------------------------------
Shelby T. Brewer, Ph.D.                 62         Chairman of the Board, President and Chief Executive Officer
--------------------------------- ---------------- -----------------------------------------------------------------
James M. DeAngelis                      40         Chief Financial and Administrative Officer, Treasurer
--------------------------------- ---------------- -----------------------------------------------------------------
Bentley J. Blum                         59         Director
--------------------------------- ---------------- -----------------------------------------------------------------
Herbert A. Cohen                        67         Director
--------------------------------- ---------------- -----------------------------------------------------------------
Paul E. Hannesson                       60         Director
--------------------------------- ---------------- -----------------------------------------------------------------
David L. Mitchell                       70         Director
--------------------------------- ---------------- -----------------------------------------------------------------
Edward L. Palmer                        83         Director
--------------------------------- ---------------- -----------------------------------------------------------------
William R. Toller                       69         Director
--------------------------------- ---------------- -----------------------------------------------------------------


         SHELBY T. BREWER, Ph.D. was appointed Chairman, Chief Executive Officer and President of the Company since January 2001. Since April 2000, Mr. Brewer has served as Chairman and Chief Executive Officer of Solutions, a wholly owned subsidiary of the Company, which oversees Advanced Sciences. From 1996 to March 2000, Dr. Brewer was President of S. Brewer Enterprises, a consulting firm he founded that is engaged in supporting mergers and acquisitions, arranging private and public financing, forming joint ventures abroad, re-positioning established companies, and fostering new technology enterprises. Dr. Brewer served as President and CEO of the nuclear power businesses of ABB Combustion Engineering from 1985 to 1995. From 1981 to 1984, Dr. Brewer served as Assistant Secretary of Energy in the Reagan administration, holding the top nuclear post in the U.S. government. Prior to his appointment by President Reagan, Dr. Brewer achieved positions of increasing line responsibility in private industry, the U.S. Navy, and the Atomic Energy Commission. Dr. Brewer holds Ph.D. and M.S. degrees in nuclear engineering from the Massachusetts Institute of Technology. He holds a B.S. degree in mechanical engineering and a B.A. in humanities from Columbia University.

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

KEY EMPLOYEES

         The names and ages of the key employees of the Company not listed above, and their positions with the Company as of April 30, 2001, are as follows:

Name                                    Age        Position
----                                    ---        --------

William J. Russell                      50         Chairman and Chief Executive Officer, DRM
Tamie P. Speciale                       38         President and Chief Operating Officer, DRM
O. Mack Jones                           60         President of Advanced Sciences
Gerry D. Getman, Ph.D.                  53         Vice President and Director of Research and Development


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

         O. Mack Jones serves as Acting President of Advanced Sciences since February 2001. Mr. Jones also serves as Vice President of Field Operations since April 1998, managing its field treatability studies and commercial projects. On February 28, 2001, Mr. Jones was appointed President of Advanced Sciences. Mr. Jones served as a consultant to the Company from June 1996 to April 1998, assisting in the commercialization of the solvated electron technology. From September 1994 to May 1996, he served as a consultant to Environmental assisting in the development of the solvated electron technology. From 1991 to May 1996, Mr. Jones served as the founder and principal executive officer of an environmental consulting company, Florida Vector Services, which provided both consulting and hands-on remediation services primarily in TSCA-related areas. From 1986 to 1991, Mr. Jones was Vice President-Operations with Quadrex Environmental Company, managing the company's field remediation businesses. Mr. Jones is a professional mechanical engineer who held several managerial operating positions in power generation and distribution arenas during his twenty-six years of service to General Electric Company. His experience includes commercial nuclear, fossil, and hydro power construction and maintenance, industrial power delivery systems, and industrial drives and controls.

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


                           Summary Compensation Table

                                                     Annual Compensation                Long-Term Compensation
                                    -----------------------------------------   -------------------------------------
                                                                    Other                      Securities
                                                                   Annual       Restricted      Under-                   All Other
                                                                   Compen-         Stock          lying        LTIP       Compen-
    Name and Principal                       Salary       Bonus     sation        Award(s)       Options     Pay-outs      sation
       Position                     Year       ($)         ($)       ($)            ($)            (#)         ($)          ($)
-------------------------------     ----    ----------    -----   ----------      -------        -------     --------     -------

Paul E. Hannesson                   2000     358,934(1)     -0-       -0-           -0-            -0-          -0-         -0-
Chief Executive Officer             1999     331,416(1)     -0-    12,000(2)        -0-      2,400,000(3)       -0-      33,638(4)
                                    1998     250,256(1)     -0-     7,700(2)        -0-        577,500(3)       -0-         -0-

Kenneth L. Adelman, Ph.D.           2000         -0-        -0-       -0-           -0-            -0-          -0-         -0-
Former Executive Vice President     1999         -0-        -0-   238,756(6)        -0-            -0-          -0-         -0-
                                    1998     179,854(5)     -0-       -0-           -0-         70,000(7)       -0-         -0-

Shelby T. Brewer, Ph.D.(8)          2000      58,707(9)     -0-       -0-           -0-        640,000(10)      -0-         -0-
Chief Executive Officer             1999         -0-        -0-       -0-           -0-            -0-          -0-         -0-
Solutions                           1998         -0-        -0-       -0-           -0-            -0-          -0-         -0-

William E. Ingram (11)              2000     147,842(12)    -0-       -0-           -0-            -0-          -0-         -0-
Vice President & Controller         1999     150,426(12)    -0-       -0-           -0-        100,000(13)      -0-         -0-
                                    1998      82,500(12)    -0-       -0-           -0-        150,000(13)      -0-         -0-

Peter E Harrod(14)                  2000     187,036(15)    -0-       -0-           -0-            -0-          -0-         -0-
President                           1999     170,501(15)    -0-       -0-           -0-        200,000(16)      -0-         -0-
Advanced Sciences                   1998     170,653(15)    -0-       -0-           -0-        255,000(16)      -0-         -0-

James M. DeAngelis(17)              2000     164,368(18)    -0-       -0-           -0-            -0-          -0-         -0-
Senior Vice President & Chief       1999     147,614(18)    -0-       -0-           -0-        200,000(19)      -0-      12,225(20)
Financial Officer                   1998      72,500(18)    -0-       -0-           -0-        181,250(19)      -0-         -0-

----------------------------------------------------------------------------------------------------------------------------------

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

                        Option Grants in Last Fiscal Year



                                                              Individual Grants
                                     -----------------------------------------------------------------
                                                                                                              Potential Realizable
                                                                                                                Value at Assumed
                                       Number of           Percent of                                           Annual Rates of
                                      Securities        Total Options       Exercise of                    Stock Price Appreciation
                                      Underlying          Granted to           Base                            for Option Term(4)
                                       Options           Employees in          Price        Expiration     -------------------------
      Name                            Granted (#)        Fiscal Year(3)       ($/Share)       Date          5% ($)          10% ($)
----------------                      ----------        --------------      -----------     ----------     -------------------------

Shelby T. Brewer............           500,000(1)           22.28%            1.00          04/15/05         -0-           -0-

                                       140,000(2)            6.24%            1.06          09/30/05         -0-           -0-



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


 Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                                                                    Number of
                                                                              Securities Underlying             Value of Unexercised
                                                                               Unexercised Options              In-the-Money Options
                                           Shares             Value           at Fiscal Year-End(#)            at Fiscal Year-End($)
                                        Acquired on         Realized               Exercisable/                     Exercisable/
               Name                     Exercise (#)         ($)(1)               Un-exercisable                 Un-exercisable(2)
--------------------------------        -----------         --------         -----------------------           ---------------------

Paul E. Hannesson...............          830,000              -0-             830,000 / 2,147,500                      -0- /-0-

Kenneth L. Adelman, Ph.D. ......           70,000              -0-                 -0- /-0-                             -0- /-0-

William E. Ingram...............           90,000              -0-             100,000 / 30,000                         -0- /-0-

James M. DeAngelis..............            -0-                -0-             381,250 / -0-                            -0- / -0-

Peter E. Harrod.................            -0-                -0-             353,000 / 102,000                        -0- / -0-


(1) Represents the difference between the last reported sale price of the Common Stock on December 31, 2000 ($0.25), and the exercise price of the option ($0.4375 to $0.688) multiplied by the applicable number of options exercised.

(2) Represents the difference between the exercise price and the closing price on December 31, 2000, multiplied by the applicable number of securities.


EMPLOYMENT AGREEMENTS

         William J. Russell and Tamie P. Speciale, former owners of DRM, entered into employment agreements with DRM for a term expiring on August 31, 2005.
Pursuant to such employment agreement, Mr. Russell and Ms. Speciale agreed to devote their business and professional time and efforts to the business of DRM as senior executive officers. The employment agreements provide that Mr. Russell and Ms. Speciale, each shall receive, among other things, a base salary at an annual rate of $262,500 through December 31, 2001, and will receive not less than $275,000 through December 31, 2002 and not less than $290,000 through December 31, 2003, for services rendered to DRM and certain of its affiliates, including the Company.

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

                                          Number of Shares                Percentage of Outstanding
  Name and Address of                     of Common Stock                 Shares of Common Stock
    Beneficial Owner                     Beneficially Owned(4)                Beneficially Owned
------------------------------------    ----------------------            -------------------------

Commodore Environmental                         8,456,677(5)                        16.24%
Services, Inc.(1)....................

Credit Agricole Deux Sevres(2).......           7,759,048(6)                        14.90%

William J. Russell(3)................           7,952,071(7)                        14.58%

Tamie P. Speciale(3).................           7,952,071(8)                        14.58%

Bentley J. Blum(1)...................           3,742,481(9)                         7.19%

Paul E. Hannesson(1).................           2,614,237(10)                        5.02%



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

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 30, 2001 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each Director, (iii) each individual listed in the Summary Compensation Table herein, and (iv) all executive officers and Directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.



                                                                                         Percentage of Outstanding
              Name and Address of                        Number of Shares                 Shares of Common Stock
              Beneficial Owner(1)                     Beneficially Owned(4)                 Beneficially Owned
------------------------------------------------ --------------------------------- -------------------------------

Commodore Environmental
Services, Inc........................                      8,456,677(5)                           16.24%

Credit Agricole(2) ..................                      7,759,048(6)                           14.90%

William J. Russell(3)................                      7,600,000(7)                           14.58%

Tamie P. Speciale(3).................                      7,600,000(8)                           14.58%

Bentley J. Blum......................                      3,742,481(9)                            7.19%

Paul E. Hannesson....................                      2,614,237(10)                           5.02%

Shelby T. Brewer, PhD................                      1,985,167(11)                           3.78%

James M. DeAngelis...................                        734,679(12)                           1.41%

Peter E. Harrod......................                        353,000(13)                             *

William E. Ingram....................                        190,000(14)                             *

Kenneth L. Adelman, PhD..............                            -0-(15)                             *

Herbert A. Cohen.....................                        106,000(16)                             *

David L. Mitchell....................                        105,000(17)                             *

Edward L. Palmer.....................                        105,000(18)                             *

William R. Toller....................                        105,000(19)                             *

All executive officers and Directors                      10,041,063                              19.29%
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

(11) Consists of: (i) 3,500 shares of common stock; (ii) 840,000 shares of common stock underlying currently exercisable stock options granted to Mr. Brewer by the Company under the Plan; (iii) 100,000 shares of common stock underlying a currently exercisable 2-year warrant at an exercise price of $1.06 per share granted to SB Enterprises by the Company in connection with the Brewer Note; and (iv) 1,041,667 shares of our common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for 50% of the outstanding principal dated as of April 9, 2001.

(12) Consists of (i) 1,500 shares of common stock; (ii) 681,250 shares of Common Stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company under the Company's 1998 Plan; and (iii) Mr. DeAngelis' indirect beneficial ownership of Common Stock based upon his ownership of 580,000 shares of Environmental.

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

         The Company has an absolute and irrevocable obligation to repurchase, by the end of the one-year option period, that number of 9.5 million shares of

Common Stock necessary to provide the holders of those shares with a total of $14.5 million. It is the Company's intention to exercise its option to reacquire these shares during the one-year period and sell these shares to meet the $14.5 million obligation to DRM. As partial security for the payment of such obligation, all of the shares of DRM common stock owned by the Company have been pledged to Messrs. William J. Russell and Tamie P. Speciale, the former sole stockholders of DRM. In the event the Company is unable to make such $14.5 million payment, when due, the pledgees may foreclose on the DRM stock; in which event the Company would lose its entire equity ownership in the DRM subsidiary.

         In September 2000, the Company completed $500,000 in financing in the form of a loan (the "Brewer Note") from S. Brewer Enterprises, Inc. ("SB Enterprises"), which is owned by one of its officers and directors, Shelby T. Brewer. The Brewer Note bears a 9.75% interest rate, payable monthly, with a balloon principal payment at the end of the term. The note was due and payable on March 15, 2001 and was extended under the same terms and conditions until December 31, 2001. The Brewer Note is convertible into Common Stock at the market price up through December 31, 2001.

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the maturity date of the note until December 31, 2001. Additionally, the conversion feature of the Restated Brewer Note was changed from $1.0625 per share of the Company's common stock to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 1,041,667 shares.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% of the Common Stock, transferred to the investors a total of 1,000,000 shares of Common Stock. Three of the holders of the Weiss Group Note have granted payment extensions until June 30 and July 31, 2001, while the fourth holder of the Weiss Group Note has extended only until May 1, 2001. If the fourth holder of the Weiss Group Note declares a default on May 1, 2001, the other three holders of the Weiss Group Note will also be permitted to declare a default. As of May 4, 2001 the Company has not been notified of the holder's intent to declare a default on the Weiss Group Note.

         Effective April 5, 2001, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $0.22 per share (the closing price of our common stock on the American Stock Exchange on such date) to three of four persons who had lent the Company a total of $500,000 in November 2000, in consideration of such persons extension of the due date of such loans from February 12, 2001 to June 30, 2001.

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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K
--------  ----------------------------------------------------------------


         The following documents are filed as part of this Annual Report:


                                                                                                    Page No.
Financial Statements.                                                                               --------
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

         Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 2000, 1999 and 1998............................................            F-5

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

*10.58 Dispute Resolution Management, Inc. Undertaking Letter, dated November 13, 2000.

*10.59 Nationwide Permit Extension for PCB Disposal issued by the EPA to Commodore Remediation Technologies, Inc.

*10.60            Contract  between   Commodore   Solutions  and  Waste  Control
                  Specialists dated February 12, 2000.

*10.70 Conversion Notice, dated April 9, 2001 between S. Brewer Enterprises, Inc. and the Company for the conversion of $250,000 of the Restated Brewer Note.

*10.71 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated April 16, 2001, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Jon Paul Hannesson and Stephen A. Weiss.

*10.72 Klass Partners Ltd. Agreement for Amendment of CXI Bridge Loan Documents, dated April 16, 2001, by the Company and Klass Partners, Ltd.

*10.73 Warrant to purchase 300,000 shares of Common Stock of the Company issued to Mathers Associates.

*10.74 Warrant to purchase 75,000 shares of Common Stock of the Company issued to Jon Paul Hannesson.

*10.75 Warrant to purchase 75,000 shares of Common Stock of the Company issued to Krista S. Hannesson.

*10.76 Warrant to purchase 50,000 shares of Common Stock of the Company issued to Stephen A. Weiss.

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

(16) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 1999 (File No. 1-11871).

(17) Incorporated by reference and filed as Exhibit to Amendment No. 5 to Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 1999 (File No. 333-95445).

(18) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999 (File No. 1-11871).

(19) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2000 (File No. 1-11871).



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

Date:  May 04, 2001                 COMMODORE APPLIED TECHNOLOGIES, INC.

                                    By: /s/ James M. DeAngelis
                                      ------------------------------------------
                                       James M. DeAngelis, Senior Vice President
                                       and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Shelby T. Brewer                           Chairman of the Board and Chief           May 04, 2001
------------------------------------------     Executive Officer (principal
Shelby T. Brewer                               executive officer)

/s/ James M. DeAngelis                         Senior Vice President and Chief           May 04, 2001
------------------------------------------     Financial Officer (principal
James M. DeAngelis                             financial officer)

/s/ Bentley J. Blum                            Director                                  May 04, 2001
------------------------------------------
Bentley J. Blum

/s/ Herbert A. Cohen                           Director                                  May 04, 2001
------------------------------------------
Herbert A. Cohen

/s/ Paul E. Hannesson                          Director                                  May 04, 2001
------------------------------------------
Paul E. Hannesson

/s/ David L. Mitchell                          Director                                  May 04, 2001
------------------------------------------
David L. Mitchell

/s/ Edward L. Palmer                           Director                                  May 04, 2001
----------------------------------
Edward L. Palmer

/s/ William R. Toller                          Director                                  May 04, 2001
------------------------------------------
William R. Toller



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


TANNER+Co.

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