Form 10-Q
period 2001-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2001-05-15
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---              SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                            OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---              THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


       Delaware                                           11-3312952
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


  2121 Jamieson Avenue, Suite 1406
       Alexandria, Virginia                                   22314
--------------------------------------                     ----------
(Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code:   (703) 566-1284
                                                      --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ____ .

     The number of shares the common stock outstanding at May 14, 2001 was 52,060,445.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I   FINANCIAL INFORMATION.............................................1
Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet -
                      March 31, 2001 and December 31, 2000.................1

              Condensed Consolidated Statement of Operations -
                      Three months ended March 31, 2001 and
                      March 31, 2000.......................................3

              Condensed Consolidated Statement of Cash Flows -
                      Three months ended March 31, 2001 and
                      March 31, 2000.......................................4

              Notes to Condensed Consolidated Financial Statements.........5

Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................8

PART II  OTHER INFORMATION.................................................13

SIGNATURES.................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                                                        March 31, December 31,
                               ASSETS                    2001          2000
                                                       ---------    ------------
                                                      (unaudited)
Current Assets:
         Cash and cash equivalents                      $   982        $ 1,980
         Accounts receivable, net                         4,642          4,536
         Prepaid assets and other current receivables       449            625
                                                        -------        -------
                  Total Current Assets                    6,073          7,141

Property and Equipment, net                               1,874          1,983
Intangible Assets
         Patents and completed technology, net of
              accumulated amortization of $648 and
              $613 respectively                             827            862
         Covenants not to compete, net of
              accumulated amortization of $306 and
              $175, respectively                          2,319          2,450
         Goodwill, net of accumulated amortization
              of  $734 and $419, respectively            24,361         24,676
                                                        -------        -------
                      Total Intangible Assets            27,507         27,988

         Other Assets                                       285            361
                                                        -------        -------

                    Total Assets                        $35,739        $37,473
                                                        =======        =======


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                            LIABILITIES AND           March 31,    December 31,
                          STOCKHOLDERS' EQUITY           2001          2000
                                                     -----------   ------------
                                                     (unaudited)

Current Liabilities:
         Accounts payable                              $  2,024       $  2,490
         Related party payable                              247            247
         Current portion of long term debt                2,650          2,650
         Line of credit                                     472          1,459
         Notes payable                                   14,926         14,682
         Other accrued liabilities                        2,244          2,489
                                                       --------       --------
                  Total Current Liabilities              22,563         24,017

Long Term Debt                                            5,470          5,182
                                                       --------       --------
                   Total Liabilities                     28,033         29,199

Minority Interest                                           671            419
Commitments and Contingencies                                 -              -


Stockholders' Equity
         Convertible Preferred Stock, Series E & F
           Par value $0.001 per share, 5% to 12%
           cumulative dividends, 511,700 and 556,700
           shares authorized, issued and outstanding
           as of March 31, 2001 and December 31,
           2000, respectively The shares had an
           aggregate liquidation value of $6,740 and
           $7,332 at March 31, 2001 and December 31,
           2000 respectively                                  1              1
         Common Stock, par value $0.001 per share,
           125,000,000 shares authorized, 51,018,778
           and 48,330,385 issued and outstanding,
           at March 31, 2001 and December 31, 2000,
           respectively                                      51             48
         Additional Paid-in Capital                      66,321         66,495
         Accumulated Deficit                            (59,338)       (58,689)
                                                       --------       --------
                  Total Stockholders' Equity              7,035          7,855
                                                       --------       --------
         Total Liabilities and Stockholders' Equity    $ 35,739       $ 37,473
                                                       ========       ========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)



                                                                Three months ended
                                                               March 31,      March 31,
                                                                2001            2000
                                                                ----            ----

Contract revenues                                              $  4,021       $  4,332
Costs and expenses:
         Cost of sales                                              812          3,931
         Research and development                                   120            245
         General and administrative                               2,077            780
         Depreciation and amortization                              628            162
         Minority interest                                          252              -
                                                               --------       --------
                  Total costs and expenses                        3,889          5,118
                                                               --------       --------
Income (loss) from operations                                       132           (786)
                                                               --------       --------
Other income (expense):
         Interest income                                             13             17
         Interest expense                                          (794)           (48)
                                                               --------       --------
                  Net other income (expense)                       (781)           (31)
                                                               --------       --------
Loss before income taxes                                           (649)          (817)
         Income taxes                                                 -              -
                                                               --------       --------
         Net loss                                              $   (649)      $   (817)
                                                               ========       ========
         Loss per share                                        $   (.01)      $   (.03)
                                                               ========       ========
Number of weighted average shares outstanding (in thousands)     49,847         31,041
                                                               ========       ========






            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           (Unaudited - Dollars in Thousands, except per share data)

                                                                       Three months ended
                                                                       March 31,    March 31,
                                                                         2001         2000

Cash flows from operating activities:
     Net loss                                                         $  (649)      $  (817)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                    628           162
         Amortization of debt discount                                    532          --
         Minority interest                                                252          --
         Changes in assets and liabilities, net of
         acquisitions:
                Accounts receivable                                      (106)          249
                Prepaid assets                                            176          (378)
                Other assets                                               76          --
                Accounts payable                                         (466)         (133)
                Other liabilities                                        (416)         (226)
                                                                      -------       -------
                  Net cash provided/ (used) in operating activities        27        (1,143)

Cash flows from investing activities:
      Purchase of equipment                                               (38)          (69)
      Advances to related parties                                        --               4
      Other Investments                                                  --            (325)
                                                                      -------       -------
                  Net cash used in investing activities                   (38)         (390)

Cash flows from financing activities:
      Increase in (repayment of) line of credit                          (987)           16
      Increase (decrease) in notes and loans payable                     --             285
      Preferred stock dividends                                          --            (112)
      Proceeds from sale of preferred stock and warrants                 --           1,770
      Proceeds from sale of common stock                                 --              75
                                                                      -------       -------
                  Net cash provided/(used) in financing activities       (987)        2,034

Increase (decrease) in cash                                              (998)          501

Cash, beginning of period                                               1,980         1,797
                                                                      -------       -------
Cash, end of period                                                   $   982       $ 2,298
                                                                      =======       =======



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2001

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the period ended March 31, 2001, and for the years ended December 31, 2000, 1999, and 1998, Applied incurred losses of $649,000, $11,441,000, $3,985,000, and $13,353,000, respectively. Applied has also experienced net cash outflows from operating activities of $2,002,000, $2,905,000, and $9,176,000 for the years ended December 31, 2000, 1999, and
1998, respectively. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $118,000 at March 31, 2001 and December 31, 2000.

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

Note B - Segment Information

         The Company has identified four reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131. These four segments are as follows: (i) Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; (ii) Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste;
(iii) Dispute Resolution Management, Inc., which was acquired (81%) on August 30, 2000, provides a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities; and (iv) Corporate overhead and other miscellaneous activities.

         Applied evaluates segment performance based on the segment's net income
(loss). Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following table.



Three Months Ended March 31, 2001

                                                                                                                       Corporate
                                                                                                                        Overhead
                                                     Total              CASI           Solution            DRM         and Other

Contract Revenues                                   $ 4,021           $ 1,223         $     102           $ 2,696    $          --

Costs and expenses
     Cost of Sales                                      912               809               103                --               --
     Research and Development                           120                --               120                --               --
     General and Administrative                       1,977               280               169             1,368              160
     Depreciation and Amortization                      628                20               482                 9              117
     Minority Interest                                  252                --               --                 --              252
                                                    --------        ---------         ---------          --------       ----------

              Total costs and expenses                3,889             1,109               874             1,377              529
                                                    --------        ---------         ---------          --------       ----------

Income (Loss) from Operations                           132               114              (772)            1,319             (529)

     Interest Income                                     13                --                 2                10                1
     Interest Expense                                  (794)              (26)               --               (10)            (758)
                                                    --------        ---------         ---------          --------       ----------

Net Income (Loss)                                    $ (649)             $ 88           $  (770)            1,319         $ (1,286)
                                                     =======          =======           =======            ======          =======

Total Assets                                       $ 35,739           $ 2,361           $ 1,721            $4,127         $ 27,530

Expenditures for long-lived assets                 $     38           $   --            $    --            $   38         $     --


Three Months Ended March 31, 2000

                                                                                                                   Corporate
                                                                                                                   Overhead
                                                     Total                 CASI               Solution             and Other

Contract Revenues                                   $ 4,332               $ 4,287               $ 20                 $ 25

Costs and expenses
     Cost of Sales                                    3,931                 3,896                  35                  --
     Research and Development                           245                    --                 388                (143)
     General and Administrative                         780                   280                  --                 500
     Depreciation and Amortization                      162                    20                  42                 100
                                                  ----------            ----------           ----------          ----------
              Total costs and expenses                5,118                 4,196                 465                 457
                                                  ----------            ----------           ----------          ----------
Income (Loss) from Operations                          (786)                   91                (445)               (432)

     Interest Income                                     17                    --                  --                  17
     Interest Expense                                   (48)                  (33)                (15)                 --
     Equity in losses of  Unconsolidated
       subsidiary                                        --                    --                  --                  --
                                                  ----------            ----------           ----------          ----------
Net Income (Loss)                                    $ (817)                 $ 58               $ (460)            $ (415)
                                                     =======              =======               =======            =======

Total Assets                                        $ 16,906              $ 3,170               $ 2,624           $11,112

Expenditures for long-lived assets                  $     69              $     2               $    67           $    --


Note C - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

Note D - Subsequent Events

     On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The Company issued SB Enterprises 1,041,667 shares of common stock of the Company as a result of the conversion notice. (See Liquidity and Capital Resources)

         On April 16, 2001, the Investors executed a Memorandum of Understanding to extend the payment date of the $500,000 of Bridge Loan Notes. Three of the holders of the Bridge Loan Notes have granted payment extensions until June 30 and July 31, 2001, while the fourth holder of the Bridge Loan Notes has extended only until May 1, 2001. If the fourth holder of the Bridge Loan Notes declares a default on or after May 1, 2001, the other three holders of the Bridge Loan Notes also are permitted to declare a default. As of May 15, 2001 the Company has not been notified of the holder's intent to declare a default on the Bridge Loan Note. In connection with the Bridge Loan Extension, the Company issued to the Investors 500,000 warrants for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share. (See Liquidity and Capital Resources)

ITEM 2.  Management's Discussion and Analysis of Financial Condition

                  and Results of Operations

Overview

         Commodore Applied Technologies, Inc. and subsidiaries (the "Company" or "Applied"), is engaged in providing a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing SET, (ii) the settlement of complex, long-tail and latent insurance claims by utilizing a series of tools including an internally developed risk modeling program, FOCUS, and (iii) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste.

         The Company is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Commodore Advanced Sciences, Inc. ("ASI") formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the U.S. As some government contracts are funded in one-year increments, there is a possibility for cutbacks as these contracts constitute a major portion of ASI's revenues, and such a reduction would materially affect the operations. However, management believes its existing client relationships will allow the Company to obtain new contracts in the future. Through Dispute Resolution Management, inc. ("DRM"), an 81% owned subsidiary acquired August 30, 2000, the Company has several engagements with various industrial, manufacturing and mining companies in the U.S. and in Europe for the recovery of insurance claims.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Revenues were $4,021,000 for the three months ended March 31, 2001, compared to $4,332,000 for the three months ended March 31, 2000. Such revenues were primarily from the Company's two subsidiaries, ASI and DRM.

         In the case of DRM, revenues were $2,696,000 for the three months ended March 31, 2001. The Company purchased its 81% interest in DRM on August 30, 2000 and was able to consolidate DRM's revenues and earnings as of that date. Revenues in DRM were primarily from completed settlement agreements between their clients and major insurers. DRM has several client engagements, of which three represented more than 10% of DRM's annual revenue. The combined revenue for these three customers was $2,466,000 or 91% of the DRM's total revenue for the period ending March 31, 2001. Settlements are the result of 18 to 24 months of effort by various employees of DRM, of which the expenses are captured in the general and administrative costs section. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         In the case of ASI, revenues were $1,223,000 for the period ended March 31, 2001 as compared with $4,287,000 for the period ended March 31, 2000. The decrease in revenues is primarily due to the completion of a five-year contract to provide technical management support services to the Department of Energy for the opening and operation of the Waste Isolation Pilot Plant near Carlsbad, New Mexico, which ended on December 31, 2000. ASI has been unsuccessful with replacing this contract volume to date. The revenues from ASI consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. ASI has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $1,223,000 or 100% of total revenues for the period ending March 31, 2001. Cost of sales were $809,000 for the period ending March 31, 2001 compared to $3,896,000 for the period ending March 31, 2000. The decrease in cost of sales is due to a decrease sales volume in the period ended March 31, 2001.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $102,000 for the period ended March 31, 2001 as compared with $20,000 for the period ended March 31, 2000. The increase is primarily due to the increase in feasibility studies and commercial processing. Revenues were primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Solution has two major customers, each of which represents more than 10% of the revenue for the period ended March 31, 2001. The combined revenue for these two customers was $102,000 or 100% of the Solution's total revenue for the period ended March 31, 2001. Cost of sales was $103,000 for the period ended March 31, 2001 as compared to $35,000 for the period ended March 31, 2001. The increase in cost of sales is attributable to greater sales and marketing expenses for the SET technology, which the Company anticipates will result in greater revenues from Solution in the remainder of 2001. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three months ended March 31, 2001, the Company incurred research and development costs of $120,000 as compared to $245,000 for the three months ended March 31, 2000. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for the three months ended March 31, 2001 were $1,977,000 as compared to $780,000 for the three months ended March 31, 2000. This difference is due to DRM's salaries and other expenses.

         Interest income was $13,000 for the three months ended March 31, 2001, as compared to $17,000 for the three months ended March 31, 2000.

         Interest expense for the three months ended March 31, 2001 was $794,000 as compared to $48,000 for the three months ended March 31, 2000. The increase in interest expense of $746,000 is primarily related to amortization of non-cash interest costs associated with the Company's purchase of 81% of DRM on August 30, 2000 ($532,000), the amortization of non-cash interest costs associated with the Brewer Promissory Note ($29,000), and the amortization of non-cash interest costs associated with the Bridge Loan ($167,000).

LIQUITY AND CAPITAL RESOURCES

         At March 31, 2001 and December 31, 2000, ASI had a $472,000 and $1,459,000 outstanding balance, respectively, on its revolving lines of credit.

         In October 2000, ASI refinanced their line of credit with KBK Financial, Inc. (the "KBK Credit Line"). The KBK Credit Line is not to exceed 85% of eligible receivables or $2,500,000 and is due October 2002 with interest payable monthly at prime plus 2 percent (10 percent as of March 31, 2001). The KBK Credit Line is collateralized by the assets of Advanced Sciences and is guaranteed by the Company. The KBK Credit Line contains certain financial covenants and restrictions including minimum ratios that Advanced Sciences must satisfy. ASI was in compliance with the covenants of the KBK Credit Line at March 31, 2001.

         In addition, the KBK Credit Line agreement stipulates that no payments shall be made by ASI to the Company other than monthly scheduled payments of principal with respect to the $7,700,000 subordinated indebtedness owed by ASI to the Company (which is eliminated in consolidation) and intercompany indebtedness not to exceed $20,000 in any month. In addition, ASI shall not incur indebtedness in excess of $25,000, other than trade payables, the above subordinated indebtedness and other contractual obligations to suppliers and customers incurred in the ordinary course of business.

         For the three months ended March 31, 2001, the Company incurred a net loss of $649,000 as compared to a net loss of $817,000 for the three months ended March 31, 2000. For the years ended December 31, 2000, 1999, and 1998, the Company incurred losses and also experienced net cash outflows from operating activities. At March 31, 2001 the Company had working capital deficit of $16,490,000 and shareholders' equity of $7,035,000.

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

         On September 15, 2000, the Company issued and sold to S. Brewer Enterprises, Inc. (the "SB Enterprises") a 9.75% Secured Promissory Note (the "Brewer Promissory Note") in the aggregate principal amount of $500,000. In connection with the Notes, Commodore Environmental Services, Inc., pledged to the SB Enterprises 500,000 shares of our common stock owned by Commodore Environmental Services, Inc. at a purchase price of $.01 per share, as security for the Brewer Promissory Note. The Company shall pay SB Brewer Enterprises the interest on a monthly basis in arrears and pay the outstanding principal amount on the earliest to occur (the "Maturity Date") of (i) the sale of the Company's interest in the Teledyne-Commodore, LLC; or (iii) on March 15, 2001. The Brewer Promissory Note may be prepaid at any time without penalty.

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the Maturity Date of the note until December 31, 2001. Additionally, the conversion feature of the Restated Brewer Note was changed to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The Company issued SB Enterprises 1,041,667 shares of common stock of the Company as a result of the conversion notice.

         On November 13, 2000, the Company issued and sold to certain investors (the "Investors") 12% Senior Secured Promissory Notes (the "Bridge Loan Notes") in the aggregate principal amount of $500,000. In connection with the Notes, Commodore Environmental Services, Inc. issued and sold to the Investors 1,000,000 shares of our common stock owned by Commodore Environmental Services, Inc, at a purchase price of $.01 per share. We shall pay each Investor the outstanding principal amount, together with all accrued and unpaid interest on the earliest to occur (the "Maturity Date") of (i) the prepayment of the Notes out of one hundred percent (100%) of the first proceeds received by us as a cash distribution (whether in the form of an intercompany dividend, bonus, loan or otherwise) from DRM, or (ii) the consummation of a contemplated $2,000,000 debt financing with BHC Funding, Inc. or (iii) on February 12, 2001. The Notes may be prepaid at any time, on five-(5) business days prior notice, without penalty. We did not pay the Notes as of the February 12, 2001 Maturity Date.

         On April 16, 2001, the Investors executed a Memorandum of Understanding to extend the payment date of the $500,000 of Bridge Loan Notes. Three of the holders of the Bridge Loan Notes have granted payment extensions until June 30 and July 31, 2001, while the fourth holder of the Bridge Loan Notes has extended only until May 1, 2001. If the fourth holder of the Bridge Loan Notes declares a default on May 1, 2001, the other three holders of the Bridge Loan Notes also are permitted to declare a default. As of May 15, 2001 the Company has not been notified of the holder's intent to declare a default on the Bridge Loan Note. In connection with the Bridge Loan Extension, the Company issued to the Investors 500,000 warrants for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share.

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

         The Company currently intends to meet its repurchase obligation to the former shareholders of DRM by reacquiring their shares and selling those shares to generate the cash necessary to meet the obligation; however, the Company's ability to effect the repurchase obligation in this manner is heavily dependent on the stock price of the Company's common stock at the time of the repurchase. At May 8, 2001, the closing price of the Company's common stock on the American Stock Exchange, Inc. was $0.23 per share.

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

                  Not applicable

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







Date: May 15, 2001                    COMMODORE APPLIED TECHNOLOGIES, INC.
                                      (Registrant)


                                      By              /s/ James M. DeAngelis
                                          -----------------------------------
                                               James M. DeAngelis - Senior
                                               Vice President and Chief
                                               Financial Officer (as both
                                               a duly authorized officer
                                               of the registrant and the
                                               principal financial officer
                                               of the registrant)