Form 10-Q
period 2001-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2001-08-14
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----             SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
 ----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                             11-3312952
          --------                                             ----------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


    2121 Jamieson Avenue, Suite 1406
        Alexandria, Virginia                                      22314
    --------------------------------                              -----
 (Address of principal executive office)                        (Zip Code)


Registrant's telephone number, including area code:   (703) 567-1284
                                                      --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ------

         The number of shares the common stock outstanding at August 10, 2001 was 55,086,153.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I   FINANCIAL INFORMATION.............................................1

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -
            June 30, 2001 and December 31, 2000............................2

         Condensed Consolidated Statement of Operations -
            Three and Six months ended June 30, 2001 and
            June 30, 2000..................................................4

         Condensed Consolidated Statement of Cash Flows -
            Six months ended June 30, 2001 and
            June 30, 2000..................................................5

         Notes to Condensed Consolidated Financial Statements..............6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................11

PART II  OTHER INFORMATION................................................16

SIGNATURES................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)



                                                               June 30,            December 31,
                               ASSETS                            2001                 2000
                                                               ---------           -----------
                                                              (unaudited)

Current Assets:
         Cash and cash equivalents                             $   3,274           $     1,980
         Accounts receivable, net                                  1,977                 4,536
         Prepaid assets and other current receivables                412                   625
                                                               ---------           -----------
                  Total Current Assets                             5,663                 7,141

Property and equipment, net                                        1,743                 1,983
Other assets
         Patents and completed technology, net of
              accumulated amortization of $683 and
              $613, respectively.                                    792                   862
         Covenants not to compete, net of
             accumulated amortization of $434 and
             $175, respectively.                                   2,191                 2,450
         Goodwill, net of accumulated amortization
              of $1,050 and $419, respectively.                   23,275                24,676
                                                               ---------           -----------

                   Total Intangibles                              26,258                27,988

         Other Assets                                                361                   361
                                                               ---------           -----------

                    Total Assets                               $  34,025           $    37,473
                                                               =========           ===========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)


                                                               June 30,            December 31,
                           LIABILITIES AND                       2001                 2000
                         STOCKHOLDERS' EQUITY                  ---------           -----------
                                                              (unaudited)
Current Liabilities:
         Accounts payable                                      $   1,820           $     2,490
         Related party payable                                       247                   247
         Current portion of long term debt                         2,650                 2,650
         Line of credit                                              445                 1,459
         Notes payable                                            15,857                14,682
         Other accrued liabilities                                 2,199                 2,489
                                                               ---------           -----------

                  Total Current Liabilities                       23,218                24,017
Long term debt                                                     4,104                 5,182
                                                               ---------           -----------
                   Total Liabilities                              27,322                29,199

Minority interest                                                     78                   419
Commitments and contingencies                                         --                    --

Stockholders' Equity
         Convertible Preferred Stock, Series E & F
         Par value $0.001 per share,
         5% to 12% cumulative dividends,
         601,700 shares authorized, 445,200 and 556,700
         shares issued and outstanding
         as of June 30, 2001 and December 31, 2000
         respectively.
         The shares had an aggregate liquidation
         value of $5,863 and $7,332 at
         June 30, 2001 and December 31, 2000
         respectively.                                                --                     1
         Common Stock, par value $0.001 per share,
         125,000,000 shares authorized, 55,036,153
         and 48,330,385 issued and outstanding,
         At June 30, 2001 and December 31, 2000,
         respectively.                                                55                    48
         Additional paid-in capital                               66,720                66,495
         Accumulated deficit                                     (60,150)              (58,689)
                                                               ---------           -----------

                  Total Stockholders' Equity                       6,625                 7,855
                                                               ---------           -----------

       Total Liabilities and Stockholders' Equity              $  34,025           $    37,473
                                                               =========           ===========



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)



                                                                        Three months ended            Six months ended
                                                                     June 30,        June 30,      June 30,       June 30,
                                                                      2001            2000           2001           2000
                                                                     --------        --------      --------       --------

Contract revenues                                                    $   3,130      $   4,538      $  7,151       $   8,870
Costs and expenses:
         Cost of sales                                                   1,122          3,927         1,934           7,858
         Research and development                                           76            354           196             600
         General and administrative                                      1,350          1,065         3,427           1,845
         Depreciation and amortization                                     629            217         1,257             379
         Minority interest                                                 177              -           429               -
                                                                     ---------      ---------      --------       ---------
                  Total costs and expenses                               3,354          5,563         7,243          10,682
                                                                     ---------      ---------      --------       ---------

Loss from operations                                                      (224)        (1,025)          (92)         (1,812)
                                                                     ---------      ---------      --------       ---------

Other income (expense):
         Interest income                                                     8             23            21              39
         Interest expense                                                 (583)           (55)       (1,377)           (103)
                                                                     ---------      ---------      --------       ---------

                  Net other income (expense)                              (575)           (32)       (1,356)            (64)
                                                                     ---------      ---------      --------       ---------

Loss before income taxes                                                  (799)        (1,057)       (1,448)         (1,876)
         Income taxes                                                      (13)             -           (13)              -
                                                                     ---------      ---------      --------       ---------

         Net loss                                                    $    (812)     $  (1,057)     $ (1,461)      $  (1,876)
                                                                     =========      =========      ========       =========

         Loss per share - basic and diluted                          $   (0.02)     $   (0.03)     $  (0.03)      $   (0.06)
                                                                     =========      =========      ========       =========

Number of weighted average shares outstanding (000's)                   52,807         31,911        51,371          31,525
                                                                     =========      =========      ========       =========




            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)




                                                                              Six months ended
                                                                        June 30,         June 30,
                                                                          2001             2000
                                                                        --------         --------
Cash flows from operating activities:
     Net loss                                                          $    (1,461)     $    (1,876)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                       1,257              380
         Amortization of debt discount                                       1,064                -
           Other non-cash charges                                              196                -
         Minority interest                                                     429                -
         Changes in assets and liabilities, net of
         acquisitions:
                Accounts receivable                                          2,609              437
                Prepaid assets                                                  46             (134)
                Other assets                                                     -               (1)
                Accounts payable                                              (670)            (503)
                Other liabilities                                             (632)            (594)
                                                                       -----------      -----------

                  Net cash provided/(used) in operating activities           2,838           (2,291)

Cash flows from investing activities:
      Purchase of equipment                                                    (57)             (82)
      Acquisition of patents                                                     -              (37)
      Advances to related parties                                                -              (45)
      Other investments                                                          -             (325)
                                                                       -----------      -----------

                  Net cash provided/(used) in investing activities             (57)            (489)

Cash flows from financing activities:
      Increase in (repayment of) line of credit                             (1,014)            (125)
      Increase in notes and loans payable                                    1,000              199
      Payments on notes payable                                             (1,673)               -
      Preferred stock dividends                                                  -             (295)
      Proceeds from sale of preferred stock and warrants                         -            1,770
      Proceeds from sale of common stock                                       200              567
                                                                       -----------      -----------

                 Net cash provided/(used) in financing activities           (1,487)           2,116

Increase (decrease) in cash                                                  1,294             (664)
Cash, beginning of period                                                    1,980            1,797
                                                                       -----------      -----------

Cash, end of period                                                    $     3,274      $     1,133
                                                                       ===========      ===========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2001

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements for Commodore Applied Technologies, Inc. and subsidiaries (the "Company" or "Applied") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the period ended June 30, 2001, and the years ended December 31, 2000, 1999 and 1998, Applied incurred losses of $1,461,000, $11,441,000, $3,985,000 and $13,353,000, respectively. Applied's continuation as a company is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, and the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $76,000 at December 31, 2000 and June 30, 2001.

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B - Segment Information

         Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company has identified three reportable segments in which it operates, based on the services it provides. The reportable segments are as follows: (i) Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; (ii) Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste; and (iii) Dispute Resolution Management, Inc., which was acquired (81%) on August 30, 2000, provides a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities.

         Applied evaluates segment performance based on the segment's net income
(loss). Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following table.


Three Months Ended June 30, 2001
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------
                                                                                                       Corporate
                                                                                                        Overhead
                                                      Total         ASI       Solution       DRM       and Other
                                                      -----         ---       ---------      ---       ---------

Contract revenues                                  $    3,130    $   1,076      $    83   $   1,971      $     --

Costs and expenses
     Cost of sales                                      1,122        1,026           96          --            --
     Research and development                              76           --           76          --            --
     General and administrative                         1,350           59           71       1,026           194
     Depreciation and amortization                        629           19          114          11           485
     Minority interest                                    177           --           --          --           177
                                                   ----------    ---------      -------   ---------      --------
              Total costs and expenses                  3,354        1,104          357       1,037           856
                                                   ----------    ---------      -------   ---------      --------
Income (loss) from operations                            (224)         (28)        (274)        934          (856)

     Interest income                                        8           --           --           8            --
     Interest expense                                    (583)         (10)          --          --          (573)
     Income taxes                                         (13)          --           --         (13)           --
                                                   ----------    ---------      -------   ---------      --------
Net income (loss)                                  $     (812)   $     (38)     $  (274)  $     929      $ (1,429)
                                                   ==========    =========      =======   =========      ========

Total assets                                       $   34,025    $   2,478      $ 1,604   $   3,477      $ 26,466

Expenditures for long-lived assets                 $       19    $      --      $    --   $      19      $     --

Six Months Ended June 30, 2001
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------
                                                                                                       Corporate
                                                                                                        Overhead
                                                      Total         ASI       Solution       DRM       and Other
                                                      -----         ---       ---------      ---       ---------


Contract revenues                                  $    7,151    $   2,299      $   185   $   4,667      $     --

Costs and expenses
     Cost of sales                                      1,934        1,735          199          --            --
     Research and development                             196           --          196          --            --
     General and administrative                         3,427          439          240       2,394           354
     Depreciation and amortization                      1,257           39          231          20           967
     Minority interest                                    429           --           --          --           429
                                                   ----------    ---------      -------   ---------      --------
              Total costs and expenses                  7,243        2,213          866       2,414         1,750
                                                   ----------    ---------      -------   ---------      --------
Income (loss) from operations                             (92)          86         (681)      2,253        (1,750)

     Interest income                                       21           --           --          18             3
     Interest expense                                  (1,377)         (36)          --          --        (1,341)
     Income taxes                                         (13)          --           --         (13)           --
                                                   ----------    ---------      -------   ---------      --------

Net Income (loss)                                  $   (1,461)   $      50      $  (681)  $   2,258      ($3,088)
                                                   ==========    =========      =======   =========      ========

Total assets                                       $   34,025    $   2,478      $ 1,604   $   3,477      $ 26,466

Expenditures for long-lived assets                 $       57    $      --      $    --   $      57      $     --


Three Months Ended June 30, 2000
(Dollars in Thousands)

--------------------------------------------------------------------------------

                                                                                               Corporate
                                                                                               Overhead
                                                      Total         ASI       Solution         and Other
                                                      -----         ---       ---------        ---------

Contract revenues                                  $    4,538    $   4,488      $    50      $         --

Costs and expenses
     Cost of sales                                      3,927        3,808          119                --
     Research and development                             354            -          354                --
     General and administrative                         1,065          416           20               629
     Depreciation and amortization                        217           21           96               100
                                                   ----------    ---------      -------      ------------
              Total costs and expenses                  5,563        4,245          589               729
                                                   ----------    ---------      -------      ------------
Income (loss) from operations                          (1,025)         243         (539)             (729)

     Interest income                                       23           --           --                23
     Interest expense                                     (55)         (23)         (32)               --
                                                   ----------    ---------      -------      ------------
Net income (loss)                                  $   (1,057)   $     220      $  (571)     $       (706)
                                                   ==========    =========      =======      ============

Total assets                                       $   15,190    $   2,941      $ 2,624      $      9,625

Expenditures for long-lived assets                 $       50    $      12      $     -      $         38


Six Months Ended June 30, 2000
(Dollars in Thousands)

--------------------------------------------------------------------------------

                                                                                               Corporate
                                                                                               Overhead
                                                      Total         ASI       Solution         and Other
                                                      -----         ---       ---------        ---------

Contract revenues                                  $    8,870       $8,775      $    70      $         25

Costs and expenses
     Cost of sales                                      7,858        7,703          155                --
     Research and development                             600           --          743              (143)
     General and administrative                         1,845          696           19             1,130
     Depreciation and amortization                        379           41          138               200
                                                   ----------    ---------      -------      ------------
              Total costs and expenses                 10,682        8,440       1,055              1,187
                                                   ----------    ---------      -------      ------------
Income (loss) from operations                          (1,812)         335         (985)           (1,162)

     Interest income                                       39           --           --                39
     Interest expense                                    (103)         (56)         (47)               --
                                                   ----------    ---------      -------      ------------
Net income (loss)                                  $   (1,876)   $     279      $(1,032)     $     (1,123)
                                                   ==========    =========      =======      ============

Total assets                                       $   15,190    $   2,941      $ 2,624      $      9,625

Expenditures for long-lived assets                 $      119    $      14      $    67      $         38


Note C - Contingencies

         Applied has matters of litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on its financial condition or results of operations.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

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


RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

         Revenues were $3,130,000 and $7,151,000 for the three and six months ended June 30, 2001, compared to $4,538,000 and $8,870,000 for the three and six months ended June 30, 2000. Such revenues were primarily from the Company's two subsidiaries, ASI and DRM.

         In the case of DRM, revenues were $1,971,000 and $4,667,000 respectively for the three and six months ended June 30, 2001. The Company purchased its 81% interest in DRM on August 30, 2000 and was able to consolidate DRM's revenues and earnings as of that date. Revenues in DRM were primarily from completed settlement agreements between their clients and major insurers. Settlements are the result of 18 to 24 months of effort by various employees of DRM, of which the expenses are captured in general and administrative costs as incurred. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         In the case of ASI, revenues were $1,076,000 and $2,299,000 respectively for the three and six months ended June 30, 2001 as compared with $4,488,000 and $8,775,000 for the three and six months ended June 30, 2000. The decrease in revenues is primarily due to the completion of a five-year contract to provide technical management support services to the Department of Energy for the opening and operation of the Waste Isolation Pilot Plant near Carlsbad, New Mexico, which ended on December 31, 2000. ASI has been unsuccessful with replacing this contract volume to date. The revenues from ASI consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Currently, ASI has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $1,076,000 and $2,299,000 respectively (100% of total revenues) for the three and six months ended June 30, 2001. Cost of sales was $1,026,000 and $1,735,000 respectively for the three and six months ended June 30, 2001 compared to $3,808,000 and $7,703,000 respectively for the three and six months ended June 30, 2000. The decrease in cost of sales is due to a decrease in sales volume in the three and six months ended June 30, 2001.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $83,000 and $185,000 respectively for the three and six months ended June 30, 2001 as compared with $50,000 and $70,000 respectively for three and six months ended June 30, 2000. The increase is primarily due to the increase in feasibility studies and commercial processing. Revenues were primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Solution has two major customers, each of whom represents more than 10% of the revenue for the three and six months ended June 30, 2001. The combined revenue for these two customers was $83,000 and $185,000 respectively (100% of the Solution's total revenue) for the three and six months ended June 30, 2001. Cost of sales was $96,000 and $199,000 respectively for the three and six months ended June 30, 2001 as compared to $119,000 and $155,000 respectively for the three and six months ended June 30, 2000. The increase in cost of sales is attributable to greater sales and marketing expenses for the SET technology, which the Company anticipates will result in greater revenues from Solution in the remainder of 2001. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three and six months ended June 30, 2001, the Company incurred research and development costs of $76,000 and $196,000 respectively as compared to $354,000 and $600,000 respectively for the three and six months ended June 30, 2000. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for the three and six months ended June 30, 2001 were $1,350,000 and $3,427,000 respectively as compared to $1,065,000 and $1,845,000 respectively for the three and six months ended June 30, 2000. This difference is due to DRM's salaries and other expenses.

         Interest income was $8,000 and $21,000 respectively for the three and six months ended June 30, 2001, as compared to $23,000 and $39,000 respectively for the three and six months ended June 30, 2000.

         Interest expense for the three and six months ended June 30, 2001 was $583,000 and $1,377,000 respectively as compared to $55,000 and $103,000 respectively for the three and six months ended June 30, 2000. The increase in interest expense is primarily related to amortization of non-cash interest costs associated with the Company's purchase of 81% of DRM on August 30, 2000, the amortization of non-cash interest costs associated with the Brewer Promissory Note, the amortization of non-cash interest costs associated with the Bridge Loan Notes, and the amortization of non-cash interest costs associated with the Milford/Shaar Bridge Loan Notes.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001 and December 31, 2000 ASI had a $445,000 and $1,459,000 outstanding balance, respectively, on its revolving lines of credit.

         In October 2000, ASI refinanced their line of credit with KBK Financial, Inc. (the "KBK Credit Line"). The KBK Credit Line is not to exceed 85 percent of eligible receivables or $2,500,000 and is due October 2002 with interest payable monthly at prime plus 2 percent (8.75 percent as of June 30, 2001). The KBK Credit Line is collateralized by the assets of Advanced Sciences and is guaranteed by the Company. The KBK Credit Line contains certain financial covenants and restrictions including minimum ratios that Advanced Sciences must satisfy. ASI was in compliance with the covenants of the KBK Credit Line at June 30, 2001.

         In addition, the KBK Credit Line agreement stipulates that no payments shall be made by ASI to the Company other than monthly scheduled payments of principal with respect to the $8,280,000 subordinated indebtedness owed by ASI to the Company (which is eliminated in consolidation) and intercompany indebtedness not to exceed $20,000 in any month. In addition, ASI shall not incur indebtedness in excess of $25,000, other than trade payables, the above subordinated indebtedness and other contractual obligations to suppliers and customers incurred in the ordinary course of business.

         For the three and six months ended June 30, 2001, the Company incurred a net loss of $812,000 and $1,461,000 respectively as compared to a net loss of $1,057,000 and $1,876,000 respectively for the three and six months ended June 30, 2000. For the years ended December 31, 2000, 1999, and 1998, the Company incurred losses and also experienced net cash outflows from operating activities. At June 30, 2001 the Company had working capital deficit of $17,555,000 and shareholders' equity of $6,625,000.

         In March 2000, the Company completed $2.0 million in financing through a private placement. The Company issued 226,000 shares of a new Series F Convertible Preferred Stock, convertible into common stock of the Company at the market price, after September 30, 2000 and up through April 30, 2003 at which time it automatically converts to Common Stock. The Series F Convertible Preferred Stock has a variable rate dividend averaging 8.15% over the term of the security.

         On September 15, 2000, the Company issued to S. Brewer Enterprises, Inc. (the "SB Enterprises") a 9.75% Secured Promissory Note (the "Brewer Promissory Note") in the aggregate principal amount of $500,000. In connection with the Brewer Promissory Note, Commodore Environmental Services, Inc., pledged to SB Enterprises 500,000 shares of our common stock owned by Commodore Environmental Services, Inc. as security for the Brewer Promissory Note. The Company shall pay SB Enterprises the interest on a monthly basis in arrears and pay the outstanding principal amount on the earliest to occur (the "Maturity Date") of (i) the sale of the Company's interest in the Teledyne-Commodore, LLC; or (iii) on March 15, 2001. The Brewer Promissory Note may be prepaid at any time without penalty.

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the Maturity Date of the note until December 31, 2001. Additionally, the conversion feature of the Restated Brewer Note was changed to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001 SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The Company issued SB Enterprises 1,041,667 shares of common stock of the Company as a result of the conversion notice.

         On November 13, 2000, the Company issued and sold to certain investors (the "Investors") 12% Senior Secured Promissory Notes (the "Bridge Loan Notes") in the aggregate principal amount of $500,000. In connection with the Bridge Loan Notes, Commodore Environmental Services, Inc. issued and sold to the Investors 1,000,000 shares of our common stock owned by Commodore Environmental Services, Inc, at a purchase price of $.01 per share. We shall pay each Investor the outstanding principal amount, together with all accrued and unpaid interest on the earliest to occur (the "Maturity Date") of (i) the prepayment of the Bridge Loan Notes out of one hundred percent (100%) of the first proceeds received by us as a cash distribution (whether in the form of an intercompany dividend, bonus, loan or otherwise) from DRM, or (ii) on February 12, 2001. The Bridge Loan Notes may be prepaid at any time, on five (5) business days prior notice, without penalty. The Company did not pay the Bridge Loan Notes as of the Maturity Date.

         On April 16, 2001, the Investors executed a Memorandum of Understanding to extend the payment date of the $500,000 of Bridge Loan Notes. Three of the holders of the Bridge Loan Notes have granted payment extensions until June 30 and July 31, 2001, while the fourth holder of the Bridge Loan Notes has extended only until May 1, 2001. The Company made the June 30, 2001 payment to three of the holders of the Bridge Loan Notes and made a partial payment to the fourth holder of the Bridge Loan Notes on June 19, 2001. The Company did not make the July 31, 2001 payment to three of the holders of the Bridge Loan Note and has not paid the balance owed to the fourth holder of the Bridge Loan Notes. As of July 02, 2001, the principal balance on the Bridge Loan Notes aggregates to $225,000.

         If the fourth holder of the Bridge Loan Notes declared a default on or after May 1, 2001, the other three holders of the Bridge Loan Notes also are permitted to declare a default. As of August 14, 2001 the Company has not been notified of the holder's intent to declare a default on the Bridge Loan Notes. In connection with the bridge loan extension, the Company issued to the Investors warrants for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share.

         On May 23, 2001, a private investor purchased $250,000 of the Company's common stock at the market price. The Company issued the private investor 1,923,077 shares of common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 2-year warrant for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share.

         On June 13, 2001, the Company issued and sold to Milford Capital Management, Inc. and the Shaar Fund, Ltd. (hereinafter known as "Milford/Shaar") one-year, 15% Senior Secured Promissory Notes (the "Milford/Shaar Bridge Loan Notes") in the aggregate principal amount of $1,000,000. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar a five-year warrant for 333,333 shares of the Company's common stock at an exercise price of $0.22 per share. The Company pledged its equipment and SET related intellectual property as collateral for the Milford/Shaar Bridge Loan Notes. The Company shall pay Milford/Shaar principal and interest on a monthly basis in arrears. The Milford/Shaar Bridge Loan Notes may be prepaid at any time without penalty.

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

         The Company originally intended to meet its repurchase obligation to the former shareholders of DRM by reacquiring their shares and selling those shares to generate the cash necessary to meet the obligation; however, the Company's ability to effect the repurchase obligation in this manner is heavily dependent on the stock price of the Company's common stock at the time of the repurchase. At August 13, 2001, the closing price of the Company's common stock on the American Stock Exchange, Inc. was $0.12 per share.

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


NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards of approximately $39,000,000. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.


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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

         (a) Exhibits - None.

         (b) Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 14, 2001            COMMODORE APPLIED TECHNOLOGIES, INC.
                                 (Registrant)


                                 By  /s/ James M. DeAngelis
                                 -----------------------------------------------
                                 James M. DeAngelis - Senior Vice President
                                 and Chief Financial Officer (as both a duly
                                 authorized officer of the registrant and the
                                 principal financial officer of the registrant)