Form 10-Q
period 2001-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2001-11-14
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2001
                                            OR
  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         The number of shares the common stock outstanding at November 14, 2001 was 55,290,235.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION.................................................1

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet -
                      September 30, 2001 and December 31, 2000.................2

              Condensed Consolidated Statement of Operations -
                      Three and Nine months ended September 30, 2001 and
                      September 30, 2000.......................................4

              Condensed Consolidated Statement of Cash Flows -
                      Nine months ended September 30, 2001 and
                      September 30, 2000.......................................5

              Notes to Condensed Consolidated Financial Statements.............6

Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................11

PART II  OTHER INFORMATION....................................................16

SIGNATURES....................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                                                                   Sept 30,       December 31,
                               ASSETS                               2001             2000
                                                                   --------       ------------
                                                                 (unaudited)
Current Assets:
         Cash and cash equivalents                                $   1,612       $     1,980
         Accounts receivable, net                                     1,818             4,536
         Prepaid assets and other current receivables                   331               625
                                                                  ---------       -----------
                  Total Current Assets                                3,761             7,141

Property and equipment, net                                           1,602             1,983
Other assets
         Patents and completed technology, net of
              accumulated amortization of $715 and
              $613, respectively.                                       760               862
         Covenants not to compete, net of
             accumulated amortization of $569 and
             $175, respectively.                                      2,056             2,450
         Goodwill, net of accumulated amortization
              of $1,368 and $419, respectively.                      22,957            24,676
                                                                  ---------       -----------
                   Total Intangibles                                 25,773            27,988

         Other Assets                                                   378               361
                                                                  ---------       -----------

                   Total Assets                                   $  31,514       $    37,473
                                                                  =========       ===========

           See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)


                                                                   Sept 30,       December 31,
                               LIABILITIES AND                      2001             2000
                               STOCKHOLDERS' EQUITY               --------       ------------
                                                                 (unaudited)
Current Liabilities:
         Accounts payable                                         $   1,577       $     2,490
         Related party payable                                          185               247
         Current portion of long term debt                            2,650             2,650
         Line of credit                                                 161             1,459
         Notes payable                                               15,677            14,682
         Other accrued liabilities                                    1,994             2,489
                                                                  ---------       -----------
                  Total Current Liabilities                          22,244            24,017
Long term debt                                                        4,268             5,182
                                                                  ---------       -----------
                   Total Liabilities                                 26,512            29,199

Minority interest                                                        67               419
Commitments and contingencies                                            --                --

Stockholders' Equity
         Convertible Preferred Stock, Series E & F
         Par value $0.001 per share,
         5% to 12% cumulative dividends,
         601,700 shares authorized, 445,200 and 556,700
         shares issued and outstanding
         as of September 30, 2001 and December 31,
         2000, respectively.
         The shares had an aggregate liquidation
         value of $5,863 and $7,332 at
         September 30, 2001 and December 31, 2000
         Respectively.                                                   --                 1
         Common Stock, par value $0.001 per share,
         125,000,000 shares authorized, 55,086,153
         and 48,330,385 issued and outstanding,
         at September 30, 2001 and December 31,
         2000, respectively.                                             55                48
         Additional paid-in capital                                  66,550            66,495
         Accumulated deficit                                        (61,670)          (58,689)
                                                                  ---------       -----------
                  Total Stockholders' Equity                          4,935             7,855
                                                                  ---------       -----------

         Total Liabilities and Stockholders' Equity               $  31,514       $    37,473
                                                                  =========       ===========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)


                                                           Three months ended         Nine months ended
                                                        Sept 30,        Sept 30,    Sept 30,      Sept 30,
                                                         2001            2000         2001         2000
                                                       ----------     ----------   ---------     ----------

Contract revenues                                      $    1,870     $    4,250   $   9,021     $   13,120
Costs and expenses:
         Cost of sales                                        890          3,856       2,824         11,714
         Research and development                              67            331         263            931
         General and administrative                         1,291          1,637       4,731          3,482
         Depreciation and amortization                        617            393       1,874            772
         Minority interest                                    (10)           (36)        419            (36)
                                                       ----------     ----------   ---------     ----------
                  Total costs and expenses                  2,855          6,181      10,111         16,863
                                                       ----------     ----------   ---------     ----------
Loss from operations                                         (985)        (1,931)     (1,090)        (3,743)
                                                       ----------     ----------   ---------     ----------
Other income (expense):
         Interest income                                       14             11          35             50
         Interest expense                                    (549)           (62)     (1,926)          (165)
         Other expense                                         --             (5)         --             (5)
                                                       ----------     ----------   ---------     ----------
                  Net other income (expense)                 (535)           (56)     (1,891)          (120)
                                                       ----------     ----------   ---------     ----------
Loss before income taxes                                   (1,520)        (1,987)     (2,981)        (3,863)
         Income taxes                                          --             --          --             --
                                                       ----------     ----------   ---------     ----------
         Net loss                                      $   (1,520)    $   (1,987)  $  (2,981)    $   (3,863)
                                                       ==========     ==========   =========     ==========
         Loss per share - basic and diluted            $    (0.03)    $    (0.05)  $   (0.06)    $    (0.12)
                                                       ==========     ==========   =========     ==========
Number of weighted average shares outstanding (000's)      55,086         36,272      52,605         33,344
                                                       ==========     ==========   =========     ==========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)

                                                                            Nine months ended
                                                                        Sept 30,          Sept 30,
                                                                         2001               2000
                                                                        --------          --------
Cash flows from operating activities:
     Net loss                                                         $    (2,981)       $    (3,863)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                      1,874                772
         Amortization of debt discount                                      1,563                 --
         Other non-cash charges                                               167                174
         Minority interest                                                    419                (36)
         Changes in assets and liabilities, net of
         acquisitions:
                Accounts receivable                                         2,718                745
                Prepaid assets                                                127                (20)
                Other assets                                                  (17)               (70)
                Accounts payable                                             (913)                54
                Payables to related parties                                   (62)               541
                Other liabilities                                          (1,005)              (579)
                                                                      -----------        -----------
                  Net cash provided/(used) in operating activities          1,890             (2,282)

Cash flows from investing activities:
      Purchase of equipment                                                   (48)              (112)
      Acquisition of patents                                                   --                (37)
      Advances to related parties                                              --                 50
      Other investments                                                        --               (325)
      Purchase of DRM, net of cash acquired                                    --                587
                                                                      -----------        -----------
                  Net cash provided/(used) in investing activities            (48)               163

Cash flows from financing activities:
      Increase in (repayment of) line of credit                            (1,298)               305
      Increase (decrease) in notes and loans payable                        1,000                (45)
      Payments on notes payable                                            (2,162)                --
      Preferred stock dividends                                                --               (475)
      Proceeds from sale of preferred stock and warrants                       --              1,858
      Proceeds from sale of common stock                                      250                598
                                                                      -----------        -----------
                  Net cash provided/(used) in financing activities         (2,210)             1,631

Decrease in cash                                                             (368)              (488)
Cash, beginning of period                                                   1,980              1,797
                                                                      -----------        -----------
Cash, end of period                                                   $     1,612        $     1,309
                                                                      ===========        ===========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2001

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the period ended September 30, 2001, and the years ended December 31, 2000, 1999 and 1998, Applied incurred losses of $2,981,000, $11,441,000, $3,985,000 and $13,353,000, respectively. Applied's continuation as a company is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, and the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $76,000 at December 31, 2000 and September 30, 2001.

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


Three Months Ended September 30, 2001
(Dollars in Thousands)

--------------------------------------------------------------------------------------------------------
                                                                                               Corporate
                                                                                               Overhead
                                           Total        ASI       Solution         DRM         and Other

Contract revenues                        $  1,870    $   1,071    $      --    $     799     $       --

Costs and expenses
     Cost of sales                            890          890           --            --             --
     Research and development                  67           --           67            --             --
     General and administrative             1,291          259          161           856             15
     Depreciation and amortization            617           20          115            11            471
     Minority interest                        (10)          --           --            --            (10)
                                         --------    ---------    ---------     ---------     ----------
              Total costs and expenses      2,855        1,169          343           867            476
                                         --------    ---------    ---------     ---------     ----------

Income (loss) from operations                (985)         (98)        (343)          (68)          (476)

     Interest income                           14           --           --            13              1
     Interest expense                        (549)          25           --            --           (574)
     Income taxes                              --           --           --            --             --
                                         --------    ---------    ---------     ---------     ----------
Net income (loss)                        $ (1,520)   $     (73)   $    (343)    $     (55)    $   (1,049)
                                         ========    =========    =========     =========     ==========

Total assets                             $ 31,514    $   1,537    $   1,489     $   3,091     $   25,397

Expenditures for long-lived assets       $      9    $      --    $      --     $       9     $       --


Nine Months Ended September 30, 2001
(Dollars in Thousands)

--------------------------------------------------------------------------------------------------------
                                                                                               Corporate
                                                                                               Overhead
                                           Total        ASI       Solution         DRM         and Other


Contract revenues                        $  9,021    $   3,370    $     185     $   5,466     $       --

Costs and expenses
     Cost of sales                          2,824        2,625          199            --             --
     Research and development                 263           --          263            --             --
     General and administrative             4,731          698          401         3,263            369
     Depreciation and amortization          1,874           59          346            31          1,438
     Minority interest                        419           --           --            --            419
                                         --------    ---------    ---------     ---------     ----------
              Total costs and expenses     10,111        3,382        1,209         3,294          2,226
                                         --------    ---------    ---------     ---------     ----------
Income (loss) from operations              (1,090)         (12)      (1,024)        2,172         (2,226)

     Interest income                           35           --           --            31              4
     Interest expense                      (1,926)         (11)          --            --         (1,915)
     Income taxes                              --           --           --            --             --
                                         --------    ---------    ---------     ---------     ----------

Net Income (loss)                        $ (2,981)   $     (23)   $  (1,024)    $   2,203     $   (4,137)
                                         ========    =========    =========     =========     ==========

Total assets                             $ 31,514    $   1,537    $   1,489     $   3,091     $   25,397

Expenditures for long-lived assets       $     48    $      --    $      --     $      48     $       --



Three Months Ended September 30, 2000
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------
                                                                                               Corporate
                                                                                               Overhead
                                           Total        ASI       Solution         DRM         and Other

Contract revenues                        $  4,250    $   4,138    $      12     $     100     $        0
Costs and expenses
     Cost of sales                          3,856        3,739          117            --             --
     Research and development                 331           --          331            --             --
     General and administrative             1,637          411           16           280            930
     Depreciation and amortization            393           21          121             3            248
     Minority interest                        (36)          --           --           (36)            --
                                         --------    ---------    ---------     ---------     ----------
              Total costs and expenses      6,181        4,171          585           247          1,178
                                         --------    ---------    ---------     ---------     ----------
 ncome (Loss) from operations              (1,931)         (33)        (573)         (147)        (1,178)

     Interest income                           11           --           --             4              7
     Interest expense                         (62)         (36)         (23)           (3)            --
     Other expense                             (5)          --           --            (5)            --
                                         --------    ---------    ---------     ---------     ----------
Net income (loss)                        $ (1,987)   $     (69)   $    (596)    $    (151)    $   (1,171)
                                         ========    =========    =========     =========     ==========

Total assets                             $ 42,442    $   2,879    $   2,099     $     791     $   36,673

Expenditures for long-lived assets       $ 27,671    $       9    $      18     $      --     $   27,644


Nine Months Ended September 30, 2000
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------
                                                                                               Corporate
                                                                                               Overhead
                                           Total        ASI       Solution         DRM         and Other

Contract revenues                        $ 13,120    $  12,913    $      82     $     100     $       25

Costs and expenses
     Cost of sales                         11,714       11,442          272            --             --
     Research and development                 931           --        1,074            --           (143)
     General and administrative             3,482        1,107           35           280          2,060
     Depreciation and amortization            772           62          259             3            448
     Minority interest                        (36)          --           --           (36)            --
                                         --------    ---------    ---------     ---------     ----------
              Total costs and expenses     16,863       12,611        1,640           247          2,365
                                         --------    ---------    ---------     ---------     ----------
Income (Loss) from operations              (3,743)         302       (1,558)         (147)        (2,340)

     Interest income                           50           --           --             4             46
     Interest expense                        (165)         (92)         (70)           (3)            --
     Income tax expense                        (5)          --           --            (5)            --
                                         --------    ---------    ---------     ---------     ----------

Net Income (loss)                        $ (3,863)   $     210    $  (1,628)    $    (151)    $   (2,294)
                                         ========    =========    =========     =========     ==========

Total assets                             $ 42,442    $   2,879    $   2,099     $     791     $   36,673

Expenditures for long-lived assets         27,756    $      28    $      82     $      --     $   27,646




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

         The Company is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Commodore Advanced Sciences, Inc. ("ASI") formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the United States. As some government contracts are funded in one-year increments, there is a possibility for cutbacks. These contracts constitute a major portion of ASI's revenues, and such a reduction would materially affect the operations. However, management believes its existing client relationships will allow the Company to obtain new contracts in the future. Through Dispute Resolution Management, Inc. ("DRM"), an 81% owned subsidiary acquired August 30, 2000, the Company has several engagements with various industrial, manufacturing and mining companies in the U.S. and in Europe for the recovery of insurance claims.


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

         Revenues were $1,870,000 and $9,021,000 for the three and nine months ended September 30, 2001, compared to $4,250,000 and $13,120,000 for the three and nine months ended September 30, 2000. Such revenues were primarily from the Company's two subsidiaries, ASI and DRM.

         In the case of DRM, revenues were $799,000 and $5,466,000 respectively for the three and nine months ended September 30, 2001. The Company purchased its 81% interest in DRM on August 30, 2000 and was able to consolidate DRM's revenues and earnings as of that date. Revenues in DRM were primarily from completed settlement agreements between their clients and major insurers. Settlements are the result of 18 to 24 months of effort by various employees of DRM, of which the expenses are captured in general and administrative costs as incurred. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         In the case of ASI, revenues were $1,071,000 and $3,370,000 respectively for the three and nine months ended September 30, 2001 as compared with $4,138,000 and $12,913,000 for the three and nine months ended September 30, 2000. The decrease in revenues is primarily due to the completion of a five-year contract to provide technical management support services to the Department of Energy for the opening and operation of the Waste Isolation Pilot Plant near Carlsbad, New Mexico, which ended on December 31, 2000. ASI has been unsuccessful with replacing this contract volume to date. The revenues from ASI consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Currently, ASI has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $1,071,000 and $3,370,000 respectively (100% of total revenues) for the three and nine months ended September 30, 2001. Cost of sales was $890,000 and $2,625,000 respectively for the three and nine months ended September 30, 2001 compared to $3,739,000 and $11,442,000 respectively for the three and nine months ended September 30, 2000. The decrease in cost of sales is due to a decrease in sales volume in the three and nine months ended September 30, 2001.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $0 and $185,000 respectively for the three and nine months ended September 30, 2001 as compared with $12,000 and $82,000 respectively for three and nine months ended September 30, 2000. The decrease in the three-month period is a result of the time necessary to mobilize the equipment to a new site. The increase in the nine-month period is primarily due to the increase in feasibility studies and commercial processing. Revenues were primarily from remediation services performed for engineering and waste treatment companies in the United States under a variety of contracts. Solution has two major customers, each of whom represents more than 10% of the revenue for the three and nine months ended September 30, 2001. The combined revenue for these two customers was $0 and $185,000 respectively (100% of the Solution's total revenue) for the three and nine months ended September 30, 2001. Cost of sales was $0 and $199,000 respectively for the three and nine months ended September 30, 2001 as compared to $117,000 and $272,000 respectively for the three and nine months ended September 30, 2000. The decrease for the three-month period is attributable to lower sales and marketing expenses as the Company was in the process of demobilization, shipping and installing its machinery at a new location. The overall increase in the nine-month period for cost of sales is attributable to greater sales and marketing expenses for the SET technology, which the Company anticipates will result in additional revenues from Solution in the remainder of 2001 and into 2002. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three and nine months ended September 30, 2001, the Company incurred research and development costs of $67,000 and $263,000 respectively as compared to $331,000 and $931,000 respectively for the three and nine months ended September 30, 2000. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for the three and nine months ended September 30, 2001 were $1,291,000 and $4,731,000 respectively as compared to $1,637,000 and $3,482,000 respectively for the three and nine months ended September 30, 2000. This difference is due to DRM's salaries and other expenses.

         Interest income was $14,000 and $35,000 respectively for the three and nine months ended September 30, 2001, as compared to $11,000 and $50,000 respectively for the three and nine months ended September 30, 2000.

         Interest expense for the three and nine months ended September 30, 2001 was $549,000 and $1,926,000 respectively as compared to $62,000 and $165,000 respectively for the three and nine months ended September 30, 2000. The increase in interest expense is primarily related to amortization of non-cash interest costs associated with the Company's purchase of 81% of DRM on August 30, 2000, the amortization of non-cash interest costs associated with the Brewer Promissory Note, the amortization of non-cash interest costs associated with the Bridge Loan Notes, and the amortization of non-cash interest costs associated with the Milford/Shaar Bridge Loan Notes.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001 and December 31, 2000 ASI had a $161,000 and $1,459,000 outstanding balance, respectively, on its revolving lines of credit.

         In October 2001, ASI refinanced their line of credit with Commerce Funding Corporation (the "Commerce Credit Line"). The Commerce Credit Line is not to exceed 85 percent of eligible receivables or $1,000,000 and is due October 2002 with interest payable monthly at prime plus 2 percent (7.0 percent as of November 12, 2001). The Commerce Credit Line is collateralized by the receivables of ASI and is guaranteed by the Company. The Commerce Credit Line contains certain financial covenants and restrictions including minimum ratios that ASI must satisfy. ASI was in compliance with the covenants of the Commerce Credit Line at November 12, 2001.

         In addition, the Commerce Credit Line agreement stipulates that no payments shall be made by ASI to the Company other than monthly scheduled payments of principal with respect to the $8,280,000 subordinated indebtedness owed by ASI to the Company (which is eliminated in consolidation) and intercompany indebtedness not to exceed $20,000 in any month. In addition, ASI shall not incur indebtedness in excess of $25,000, other than trade payables, the above subordinated indebtedness and other contractual obligations to suppliers and customers incurred in the ordinary course of business.

         In October 2001, ASI repaid their line of credit with KBK Financial, Inc. (the "KBK Credit Line"). The KBK Credit Line was not to exceed 85 percent of eligible receivables or $2,500,000 and was due October 2002 with interest payable monthly at prime plus 2 percent (8.00 percent as of September 30, 2001). The KBK Credit Line was collateralized by the assets of ASI and was guaranteed by the Company. The KBK Credit Line contained certain financial covenants and restrictions including minimum ratios that ASI must satisfy. ASI was in compliance with the covenants of the KBK Credit Line through the repayment in October 2001.

         For the three and nine months ended September 30, 2001, the Company incurred a net loss of $1,520,000 and $2,981,000 respectively as compared to a net loss of $1,987,000 and $3,863,000 respectively for the three and nine months ended September 30, 2000. For the years ended December 31, 2000, 1999, and 1998, the Company incurred losses and also experienced net cash outflows from operating activities. At September 30, 2001 the Company had working capital deficit of $18,483,000 and shareholders' equity of $4,935,000.

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

         On April 16, 2001, the Investors executed a Memorandum of Understanding to extend the payment date of the $500,000 of Bridge Loan Notes. Three of the holders of the Bridge Loan Notes have granted payment extensions until June 30 and July 31, 2001, while the fourth holder of the Bridge Loan Notes has extended only until May 1, 2001. The Company made the June 30, 2001 payment to three of the holders of the Bridge Loan Notes and made a partial payment to the fourth holder of the Bridge Loan Notes on June 19, 2001. The Company did not make the July 31, 2001 payment to three of the holders of the Bridge Loan Note and has not paid the balance owed to the fourth holder of the Bridge Loan Notes. As of November 14, 2001, the principal balance on the Bridge Loan Notes aggregates to $225,000.

         If the fourth holder of the Bridge Loan Notes declared a default on or after May 1, 2001, the other three holders of the Bridge Loan Notes also are permitted to declare a default. As of November 12, 2001 the Company has not been notified of the holder's intent to declare a default on the Bridge Loan Notes. In connection with the bridge loan extension, the Company issued to the Investors warrants for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share.

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

         The Company has an irrevocable obligation to repurchase from the former shareholders of DRM, by August 30, 2001, that number of 9.5 million shares of the Company's common stock (at a per share price equal to the greater of $1.50 or the closing price of our common stock 30 days prior to purchase) as shall be necessary to provide the holders of such shares with a total of $14.5 million. The original repurchase obligation deadline of August 30, 2001, initially extended to September 29, 2001, subsequently extended to October 29, 2001, has now been further extended to January 16, 2002. As partial security for the payment of such obligation, all of the shares of DRM common stock owned by the Company have been pledged to Messrs. William J. Russell and Tamie P. Speciale, the former sole stockholders of DRM. In the event the Company is unable to make such $14.5 million payment, when due, the pledgees may foreclose on the DRM stock; in which event the Company would lose its entire equity ownership in the DRM subsidiary.

         The Company originally intended to meet its repurchase obligation to the former shareholders of DRM by reacquiring their shares and selling those shares to generate the cash necessary to meet the obligation; however, the Company's ability to effect the repurchase obligation in this manner is heavily dependent on the stock price of the Company's common stock at the time of the repurchase. At November 12, 2001, the closing price of the Company's common stock on the American Stock Exchange, Inc. was $0.11 per share.

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

ITEM 6.  Exhibits and Reports on Form 8 - K

         (a) Exhibits - None.

         (b) Reports on Form 8-K.

         1. The Company filed a Current Report on Form 8-K, dated September 26, 2001, regarding a 30-day extension to its Stock Purchase Agreement with Dispute Resolution Management, Inc., until October 29, 2001.

         2. The Company filed a Current Report on Form 8-K, dated October 31, 2001, regarding an 80-day extension to its Stock Purchase Agreement with Dispute Resolution Management, Inc., until January 16, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date: November 14, 2001    COMMODORE APPLIED TECHNOLOGIES, INC.
                           (Registrant)


                        By  /s/ James M. DeAngelis
                           -----------------------------------------------------
                           James M. DeAngelis - Senior Vice President and Chief Financial Officer (as both a duly authorized officer of the registrant and the principal financial officer of the registrant)