Form 10-K
period 2001-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2002-04-15
CIK 1013556

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       __________________________________

                                    FORM 10-K




      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11871

                      Commodore Applied Technologies, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                                   11-3312952
       (State or Other Jurisdiction of                         (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)

        2121 Jamieson Street, Suite 1406
        Alexandria, Virginia                                          22314
       (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:  (703) 567-1284

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
     Title of Each Class                                 on Which Registered
     -------------------                                ----------------------
common stock, par value $0.001 per share               American Stock Exchange
Redeemable common stock Purchase Warrants              American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of common stock as of April 15, 2002 with an aggregate market value of approximately $2,228,248.40
(based upon the last sale price of the common stock on April 15, 2002 as reported by the American Stock Exchange).

           As of April 15, 2002; 57,645,290 shares of the registrant's common stock were outstanding.
                       __________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS


PART 1............................................................................................................1
------
         ITEM 1.  BUSINESS........................................................................................1
                  General.........................................................................................1
                  Soil Decontamination--Commodore Solution Technologies, Inc......................................3
                  Environmental Insurance Claim Resolution - Dispute Resolution Management, Inc...................8
                  Environmental Management - Commodore Advanced Sciences, Inc.....................................9
                  Markets and Customers..........................................................................12
                  Raw Materials..................................................................................13
                  Backlog........................................................................................14
                  Research and Development.......................................................................14
                  Intellectual Property..........................................................................14
                  Competition....................................................................................15
                  Environmental Regulation.......................................................................17
                  Employees......................................................................................18
         ITEM 2.  PROPERTIES.....................................................................................19
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................20
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................21

PART II..........................................................................................................21
-------
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................21
                  Market Information.............................................................................21
                  Dividend Information...........................................................................21
                  Recent Sales of Unregistered Securities........................................................22
         ITEM 6.  SELECTED FINANCIAL DATA........................................................................28
         ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND RESULTS OF
                    OPERATIONS...................................................................................29
                  Overview.......................................................................................29
                  Results of Operations..........................................................................29
                  Liquidity and Capital Resources................................................................33
                  Net Operating Loss Carryforwards...............................................................37
                  Forward Looking Statements.....................................................................37
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................38
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................38
         ITEM 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
                    DISCLOSURE...................................................................................38

PART III.........................................................................................................39
--------
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................39
                  Executive Officers and Directors...............................................................39
                  Key Employees..................................................................................41
                  Board Committees...............................................................................42
                  Compensation of Directors......................................................................43
                  Compliance with Section 16(a) of the Exchange Act..............................................43
         ITEM 11. EXECUTIVE COMPENSATION.........................................................................44
                  Summary Compensation...........................................................................44
                  Stock Options..................................................................................46
                  Employment Agreements..........................................................................47
                  Compensation Committee Interlocks and Insider Participation....................................47
                  Report of the Compensation Committee on Executive Compensation.................................48
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................52
                  Security Ownership of Certain Beneficial Owners................................................52
                  Security Ownership of Management...............................................................54
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................56
                  Organization and Capitalization of the Company.................................................56
                  Services Agreement.............................................................................60
                  Sale of Company Common Stock by Environmental..................................................60
                  February 1998 Intercompany Note................................................................62
                  September 1997 Intercompany Convertible Note...................................................62
                  Sale of Series D Preferred Stock by Environmental..............................................63
                  License of SET Technology......................................................................63
                  Future Transactions............................................................................64

PART IV..........................................................................................................65
-------
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K...............................65

SIGNATURES.......................................................................................................73
----------

SUPPLEMENTAL INFORMATION.........................................................................................74
------------------------

     Preliminary Note Regarding Certain Risks and Forward-Looking Statements
     -----------------------------------------------------------------------

         This Annual Report on Form 10-K contains "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's projected future results, future plans, objectives or goals or future conditions or events are also forward-looking statements. Actual results are inherently difficult to predict. Any such forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control.

         Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to: the Company's critical need for additional cash to sustain existing operations and meet existing obligations and capital requirements; the Company's dependence on its subsidiary, Dispute Resolution Management, Inc., to meet its cash needs; the Company's need to raise additional capital to meet obligations relating to the purchase of DRM or to renegotiate such obligations; the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner; the timing and award of contracts by the U.S. Department of Energy fo the cleanup of waste sites administered by it; the Company's ability to integrate acquired companies; the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors; the Company's ability to obtain and perform under other large technical support services projects; developments in environmental legislation and regulation; the ability of the Company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.


                                     PART I
                                     ------

ITEM 1.  BUSINESS
-------  --------

GENERAL

         Commodore Applied Technologies, Inc. (the "Company") is an environmental solutions company offering a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing our Solvated Electron Technology ("SET(TM)"), (ii) the settlement of complex, long-tail and latent insurance claims by utilizing a series of tools including an internally developed risk modeling program ("FOCUS(TM)"), and (iii) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste.

         We believe that SET is the only patented, non-thermal, portable and scalable process that is currently available for treating and decontaminating soils, liquids and other materials containing PCBs, pesticides, dioxins, chemical weapons and warfare agents and other toxic contaminants. Furthermore, we believe that the proprietary FOCUS program developed by our 81% owned subsidiary Dispute Resolution Management, Inc., ("DRM") is the only automated risk management system that fully incorporates all of the variables that we view as necessary to determine accurately the liability and settlement targeting necessary to negotiate appropriate insurance recoveries.

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

o the need to obtain available insurance recoveries in a negotiated manner (utilizing the FOCUS process) to compensate clients for a portion of their past, current and anticipated obligations, while minimizing the costs and time associated with a litigated recovery environment;

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

         Our business strategy is to expand our environmental technology and financial services businesses by:

o implementing the SET technology in selected niche markets within certain strategic environmental market segments, such as government mixed waste remediation and chemical weapons demilitarization, where we believe SET offers the greatest value and meets pressing customer needs;

o        focusing  DRM's  marketing   efforts  with  aggressive   joint  working
         alliances and marketing arrangements with established associations and representatives of Fortune 1000 companies worldwide;

o developing strategic insurance brokerage arrangements and collaborations through joint ventures or acquisitions, to further expand the business offerings and services of DRM to their existing and future clientele; and

o establishing additional collaborative joint working and marketing arrangements with established engineering and environmental service organizations to pursue commercial opportunities in the public and private sector.

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

         In February 2001, the Company announced a multi-year contract with Waste Control Specialists, LLC (the "WCS Contract") for the establishment of a fixed facility utilizing the SET technology and the S-10 system for the treatment of radioactive mixed waste. SET safely and effectively treats mixed wastes, a mixture of radioactive materials and hazardous wastes, by destroying the hazardous elements. The Company utilizes SET to remove Resource Conservation and Recovery Act ("RCRA") and Toxic Substances Control Act ("TSCA") regulated compounds from low-level mixed wastes, making the waste acceptable for on-site disposal. Waste Control Specialists, LLC ("WCS") operates a broad-based waste treatment, storage and disposal facility in Andrews County, Texas. As of December 31, 2001, the Company has not generated any revenues relating to this contract and the equipment remains in storage at this facility.

         Additionally,  the Company performed several  treatability  studies for third party customers during 2000, as well as continued internal testing and process development. At Envirocare of Utah ("Envirocare"), the SET process successfully treated water treatment sludge from a waste stream provided by the Brookhaven National Laboratory (the "Envirocare Study"). Under current treatment processes at Envirocare, this waste could not be treated to meet land disposal regulation requirements. The waste stream was a laboratory mixed waste (radioactive) sludge, contaminated with lead and high levels of RCRA organic compounds. The Envirocare Study waste contained the hazardous waste codes F001, F003, F005, and D008. The Envirocare Study waste stream also contained high water content, approximately 75%. The Company successfully treated the material such that it was suitable for land disposal. The results of the Envirocare Study were presented to the participants of the Waste Management Conference in Tucson, Arizona in February 2001. In the case of third party treatability studies, customer location processing and new patent data set construction, all tests and processing results were verified by independent laboratories agreed upon by the Company and/or the respective client. In the case of internal Company process development testing, results were verified with Company owned analytical equipment in addition to periodic independent off-site testing.

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

         The Company believes that SET is the only technology currently available that possesses all of these features and is capable of treating a wide variety of contaminants. The above characteristics (non-thermal, no air emissions, mobile) are particularly applicable when dealing with mixed waste. Wastes that contain radioactive material and hazardous waste regulated by RCRA and TSCA are particularly difficult to treat and have extremely limited disposal options. By applying the SET process to remove the RCRA and TSCA components, leaving only radioactive waste material, disposal options expand. SET not only removes the hazardous components but also does so by an efficient, non-thermal process that can control and contain the radioactive material so that it remains in the treated material and does not enter the environment in an uncontrolled fashion. As of December 31, 2001, the SET technology has not generated profitable operations or any significant revenues.

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

         The Nationwide Permit expired in September 2001, and may be renewed subject to providing any requested additional information to the EPA at the time of renewal. The Company is in the process of obtaining a permit revision for its commercial SET processing system, the S-10. The S-10 system is capable of processing up to 10 tons of contaminated material daily. Various revisions to the equipment and process parameters are being made to the existing permit. The revised permit will be issued pending the final site selection for the full or part-time operation of any SET system for the treatment of PCB wastes. The revised permit will require the Company to fund closure costs associated with the implementation of any SET system for the treatment of PCB wastes. The closure costs are calculated on a site-by-site basis and are funded accordingly by the Company.

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

The following table displays selected test results from 1996-2001. These tests were conducted on limited quantities of contaminated material, and there can be no assurance that SET will be able to replicate any of these test results on a large-scale commercial basis or on any specific project.


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

         DRM  offers  a  bundle  of  services  to  its  clients  which  include:
construction of historical coverage flowcharts derived through old and lost policy archaeology, insurance coverage analysis and prioritization, compilation of all necessary claims data and computer assisted risk exposure modeling and quantification. DRM accepts engagements to design and execute non-litigated insurance recovery projects in the context of environmental, products liability, Y2K, business interruption and insolvency claims. DRM commits to manage the entire settlement process in exchange for a lump sum success fee (4% to 22%) when the insurers settle with the client. In most cases, DRM also receives a monthly retainer during the process. DRM avoids the litigation track, although it may work in tandem with litigators. The settlement typically involves less time and resources than litigation with insurers. DRM manages all aspects of developing the settlement proposal and negotiating it with insurers. The client relationship is based upon (1) DRM's knowledge of the insurers' procedures and needs, (2) DRM's history of successfully concluding claims negotiations and (3) DRM's commitment to business solutions in lieu of litigation to conclusion.

         DRM has handled many complex insurance claim negotiations with the majority of the major property/casualty carriers, resulting in several hundred million dollars in recoveries for its clients, primarily on a contingent fee basis. DRM enhances its marketing and client service capabilities by employing a multi-disciplinary team of settlement experts drawn from both the policyholder sector and from the claims departments of the major carriers. The DRM team has over 100 years of combined claims settlement experience. DRM has 19 full-time employees comprised of attorneys, MBAs and former insurance claim managers and professionals.

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

         Remediation Services. Having already established a market position in the consulting and front-end analysis phase, Advanced Sciences is poised to follow market demand into remediation services. After an environmental problem is identified, Advanced Sciences offers alternative remediation approaches that may involve providing on-site waste containment or management of on-site/off-site remediation and waste removal. Advanced Sciences can also redesign its customers' ongoing production processes and develop engineering plans and technical specifications to minimize or eliminate the generation of hazardous waste. The Company believes that Advanced Sciences' integration of engineering and environmental skills, plus its access to innovative technologies, provide Advanced Sciences with a competitive advantage in redesigning production processes.

         Technical Services. New technologies play a critical role in both the remediation of existing waste sites and in the reduction of waste generated by ongoing production processes. Commodore Advanced Sciences has access to the SET technology and all its derivatives. Additionally, Advanced Sciences has access to the Supported Liquid Membrane ("SLiM(TM)") technology held by Commodore Separation Technologies, Inc. ("Separation"). This technology has the ability to selectively extract heavy metals and radioactive nuclides from liquids and gasses. The SLiM technology is held in an 85% owned subsidiary of Commodore Environmental Services, which owns 14.54% of the Company. Advanced Sciences has also retained what it believes are among the most qualified professionals in the environmental consulting business. Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the Department of Energy ("DOE") and the Department of Defense ("DOD"), and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission. To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

Contracts

         Rocky Flats Environmental Technology Site (RFETS) Contracts: Commodore Advanced Sciences (CAS) has two contract vehicles at RFETS; a subcontract with Kaiser-Hill Company LLC (Kaiser-Hill), prime integrating and management responsible for cleanup of RFETS, and a lower-tier subcontract with Accelerated Systems LLC. Under its fixed unit rate type subcontract with Kaiser Hill, CAS provides 20 personnel who sample surface water or soils, collect SDWA and bioassay samples in radiological controlled areas, and ship the samples to Kaiser-Hill controlled laboratories. CAS' subcontract has recently been extended through September 2002 to enable Kaiser Hill to compete for the subcontract scope and make a new award by October 2002. CAS believes it is on a competitive team for the re-bidding of this subcontract work. CAS also provides engineering design and documentation support services to Kaiser Hill under a time and materials type task order executed via its Basic Ordering Agreement (BOA) with Accelerated Systems. The BOA extends through June 2003.

         Denver Regional Water Council of Governments: Commodore Advanced Sciences' is contracted annually to sample surface waters, streams, groundwater wells and watersheds to Chatfield damn located southwest of Denver. The current contract term is complete December 2002.

         Tetra Tech Contract: Commodore Advanced Sciences is in the fourth year of its five-year subcontract under Tetra Tech's general engineering support contract with Bechtel Jacobs Co, LLC. Bechtel Jacobs is responsible for environmental oversight of the U.S. DOE's Oak Ridge, TN site. CAS, provides 1 to 3 engineering personnel on a time and material basis to Tetra Tech on a contract basis through September 2002.

         General Services Administration Contract: In January 2000, Commodore Advanced Sciences was awarded a 5-year contract for environmental and engineering services by the GSA's Federal Supply Service. Work is performed by task orders not to exceed a $15 million contract ceiling. GSA's needs were diverted to facility security and Anthrax sampling due to the events of September 11 and beyond causing CAS its expected backlog to $2 million through December 2003. The environmental advisory services contract includes providing expertise in the areas of environmental planning services and documentation, environmental compliance services, environmental/occupational training services, and waste management services.

         American Technologies Incorporated (ATI) Contract: Commodore Advanced Sciences, LLC, under a fixed price type subcontract with a three-year base period is providing facility maintenance, surveillance and inspection services for American Technologies, Inc. (ATI) in support of Bechtel Jacobs Company at the East Tennessee Technology Park (ETTP) at Oak Ridge, TN. The base period concludes March 31, 2002.

         Parsons Infrastructure and Technology Group, Inc.: Commodore Advanced Sciences, Inc. (CAS), provides two to three engineering personnel on a time and material basis to Parsons who supports BWXT, the operating and management contractor at the Y12 facility in Oak Ridge, TN. The time and material contract runs through September 2002. CAS provides general engineering, draftsmen and maintenance of engineering drawings for the Y12 facility management group.

Joint Ventures

         Teledyne Environmental Joint Venture. In August 1996, Commodore Government Environmental Technologies, Inc. ("Government Technologies"), a wholly-owned subsidiary of the Company, entered into a joint venture agreement with Teledyne Environmental, Inc. ("Teledyne Environmental"), a subsidiary of Allegheny Teledyne, Inc., as the exclusive means by which each party (and their affiliates) will pursue the chemical weapons destruction and demilitarization market on a worldwide basis. Teledyne Environmental is a major provider of contract services to the Department of Defense (the "DOD") and the Department of Energy (the "DOE"). The purpose of the joint venture, known as Teledyne-Commodore, LLC (the "LLC"), a Delaware limited liability company, encompasses all phases of chemical weapons demilitarization including design, engineering, field work, ordinance and residue (heel) neutralization and demilitarization, disposal and reclamation through the use, application and commercialization of the SET process. The LLC's SET process and the ammonia jet cutting system was unable to compete successfully in the Army's ACWA program.

         Government Technologies and Teledyne Environmental each owned 50% of the equity, profit and losses of the LLC. Teledyne Environmental and the Company agreed to cease the operations of and dissolve their Teledyne-Commodore LLC as of October 22, 2001. In dissolving the LLC, the companies have determined that the application of SET technology to chemical weapons demilitarization under the U.S. Army's ACWA II program is not likely to occur. Last year, the Program Manager of the ACWA II program determined that its chemical weapons destruction plans for stockpiles in Colorado and Kentucky would not include the technologies offered by the LLC. Dissolution of the LLC will enable the companies to realize significant savings in operations expenses. The companies have not ruled out further collaboration in the future with respect to demilitarization of chemical weapons. Under the dissolution agreement, the Company obtained, from the LLC, equipment used by the LLC and the intellectual property rights of the relevant technologies it licensed to the LLC as they applied to chemical weapons destruction. The Company has valued the equipment obtained from the LLC on our current financial statements at a net book value ($30,000) at the time of dissolution.

         Nuvotec, Inc., Joint Venture. In April 2002, Commodore Government Environmental Technologies, Inc. ("Government Technologies"), a wholly-owned subsidiary of the Company, entered into a LLC agreement with Technical Resources International, Inc., ("TRI"), a wholly owned subsidiary of Nuvotec, Inc., as a non-exclusive means by which each party (and their affiliates) will pursue the mixed waste treatment on a limited, domestic basis. TRI is a provider of contract services to the Department of Energy (the "DOE") and to the public utilities market. The purpose of the joint venture, known as Nuvoset, LLC (the "LLC"), a Delaware limited liability company, encompasses all aspects of mixed waste characterization, treatment, storage, transportation and disposal through the use, application and commercialization of the technologies of the LLC partners.


MARKETS AND CUSTOMERS

General

         The Company markets its services and technologies to governmental and industrial customers throughout the United States. The Company also plans to target customers in markets abroad, particularly in the Far East. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. During the year ended December 31, 2001, sales of approximately 47% of the Company's environmental management services were to private sector customers and sales of approximately 53% were derived from contracts with federal, state and municipal government agencies. Contracts to private sector customers generally may not be terminated at the option of the customer. Contracts with governmental customers generally may be terminated at any time at the option of the customer. DRM settlements and retainage accounted for 53% of the Company's revenues in 2001. DRM's final settlement success fees were derived from a series of clients as the result of 18 to 24 months of negotiated settlements with insurers. In 2001, Advanced Sciences' Rocky Flats Contract and Oak Ridge Contract accounted for approximately 72% and 28%, respectively of the Advanced Sciences' sales. The Company benefits substantially from its long-term relationships with many of its customers that result in a significant amount of repeat business.

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

Environmental Management

         Based on market data compiled by Advanced Sciences, the largest market for environmental services today within the United States is the U.S. Government. Government wide spending levels for environmental services exceed $10 billion per year. The DOD and DOE are expected to account for approximately

66% of such expenditures and together expect to spend in excess of $200 billion for environmental work. Advanced Sciences has a long-term record for providing environmental services to the U.S. Government with the DOD and DOE being its primary customers.

RAW MATERIALS

         The Company has historically experienced no difficulty in obtaining components used in the SET process for which it relies on a broad range of suppliers. Nevertheless, business disruptions or financial difficulties of such suppliers, shortages or other causes beyond the Company's control, could adversely affect the Company by increasing the cost of goods sold or reducing the availability of such components. If the Company was unable to obtain a sufficient supply of required components, it could experience significant delays in the furnishing of components used in the SET process, which could result in the loss of orders and customers and could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, if the cost of finished components was to increase, there can be no assurance that the Company would be able to pass such increase on to its customers. The use of outside suppliers also entails risks of quality control and disclosure of proprietary information.

BACKLOG

         At December 31, 2001, total possible backlog for the Company was approximately $11,000,000 as compared with approximately $25,000,000 as of December 31, 2000. Approximately $2,000,000 of the total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. The remaining backlog of approximately $9,000,000 represents the Company's current estimate of work, for which the Company has been notified that it has been chosen for a project but where a contract has not yet been finalized,  options  that  have  yet  to be  formally  exercised,  proposals  in evaluation by our customers or new bids. The Company estimates that approximately $1,600,000 of the total backlog represents work that will be completed in the next 12 months. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.


RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were $423,000, $993,000, and $1,145,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

INTELLECTUAL PROPERTY

         The Company currently has fifty-five (55) issued U.S. and foreign patents. Additionally, the Company has fifty (50) patent applications currently on file and pending in the U.S. and in foreign countries. The average life expectancy for the currently issued patents is 14 years. As patents are issued, the U.S. Patent and Trademark Office assigns the Company a twenty (20) year patent-life for each patent issued.

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


Soil Decontamination

         The Company anticipates that the initial market for commercial private sector applications of SET will be the hazardous and non-hazardous waste and industrial by-products treatment and disposal market. Several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than the Company, characterize this market. The Company primarily competes in the hazardous waste treatment market in the U.S., a market valued at over $3.9 billion for 2001. The top ten competitors in this market account for over 70 percent of the revenues for this market sector. The dominant companies in this sector include URS, The IT Group, Inc., Tetra Tech, Inc. and CH2M Hill, Inc. The Company's revenues for 2001 account for less than 1 percent of the dollar volume of the hazardous waste market. Although the Company believes that it possesses the only Nationwide Permit for destroying PCBs, any one or more of the Company's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by the Company. To the extent that the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, the Company's ability to compete effectively could be adversely affected.

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

         The Company believes that its ability to compete in both the commercial private and governmental public sectors is dependent upon SET being accepted in these sectors as a superior, more cost-effective method to achieve decontamination of a variety of materials.

Environmental Management

         Advanced Sciences has been primarily engaged in providing environmental engineering and scientific support services to United States government agencies, such as the DOE and DOD. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to continue its spending level for environmental services at approximately $10 to $11 billion for 2002. The DOE and DOD are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environmental services to the United States government.

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

         In the hazardous waste management market, Advanced Sciences' competitors include such firms as Roy F. Weston, Jacobs Engineering, Science Applications International Corp., CH2M Hill and CDM. In providing environmental impact assessment services, Advanced Sciences' principal competitors in this market sector include Tetra Tech, The Earth Technology Corp., URS and Woodward-Clyde. Primary factors affecting Advanced Sciences' competitiveness in this market are its ability to continue to attract and retain qualified technical and professional staff with quality project performance records and to control its costs of doing business.

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

         CERCLA imposes strict joint and several liability upon owners or operators of facilities when a release or threatened release of a hazardous substance has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to and from such facilities. The Company's plans to own and operate SET at on-site installations expose the Company to potential liability under CERCLA for releases of hazardous substances at those sites. In the event that off-site treatment, storage or disposal facilities utilized by the Company for final disposition of residues from SET are targeted for investigation and clean-up under CERCLA, the Company could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal.

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

         The Company possesses a Nationwide Permit issued by the EPA under the Alternative Destruction Technology Program that allows it to use SET on-site to treat PCB-contaminated soils and metallic surfaces. The Nationwide Permit contains numerous conditions for maintaining the Nationwide Permit and there can be no assurance that the Company will be able to comply with such conditions to maintain and/or secure renewal of the Nationwide Permit. In addition, if environmental legislation or regulations are amended, or are interpreted or enforced differently, the Company may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. Failure to obtain such permits or otherwise comply with such regulatory requirements could have a material adverse effect on the Company and its operations. Various revisions to the equipment and process parameters are being made to the existing permit. The revised permit will be issued pending the final site selection for the full or part-time operation of any SET system for the treatment of PCB wastes. The revised permit will require the Company to fund closure costs associated with the implementation of any SET system for the treatment of PCB wastes. The closure costs are calculated on a site-by-site basis and are funded accordingly by the Company.

EMPLOYEES

         As of March 31, 2002, the Company (including all of its direct and indirect subsidiaries) had a total of 52 full-time and 13 part-time employees, of which approximately 35 are engineers, scientists, lawyers and other professionals. None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.


ITEM 2.  PROPERTIES.
-------  -----------

         The Company's principal executive offices are located in Alexandria, Virginia. Since April 2000, the Company has leased approximately 1600 square feet of space from Shelby T. Brewer, a director and executive officer of the Company, on a month-to-month basis, for a rental payment in the amount of $2300 per month.

         In addition to the Alexandria, Virginia facilities, the Company leases approximately 2,000 square feet of office space in New York from an affiliate of Bentley J. Blum, a director and principal stockholder of Environmental and a director of the Company, Solution, Separation, Advanced Sciences and certain other subsidiaries and affiliates of the Company. Such space also serves as the principal executive offices of Environmental and certain of its affiliates. Although the Company's lease for the New York City space expired in December 1998, the Company has been permitted to use the New York City office space during 1999, 2000, 2001 and 2002 on a rent-free basis. The Company is charged for direct labor, office supplies and third party vendor services that the Company generates in its activities in the New York City offices. Also, the Company provides director and officer insurance to Environmental and Separation under its policy at no charge to Environmental and Separation.

         The Company leases approximately 10,800 square feet of laboratory, office and storage space at Kirtland Air Force Base in Albuquerque, New Mexico for rental payments in the amount of $3,800 per month, pursuant to a month-to-month lease arrangement.

         Advanced Sciences' principal executive and administrative offices are located in Albuquerque, New Mexico. Advanced Science leases approximately 3,750 square feet of space for rental payments in the amount of $4,305 per month under a month-to-month lease. Advanced Sciences also leases various spaces for field operations in Carlsbad and Los Alamos, New Mexico, Oak Ridge, Tennessee, and Lakewood, Colorado.

         DRM's principal executive and administrative offices are located in Salt Lake City, Utah. DRM leases approximately 4,700 square feet of space for rental payments in the amount of $5,300 per month under a lease that will expire in March 2005.

         DRM's principal sales and marketing offices are located in Denver, Colorado. DRM leases approximately 2,581 square feet of space for rental payments in the amount of $3,925 per month under a lease that will expire in December 2004. DRM also leases various spaces for field operations in Cherry Hill, New Jersey; Houston, Texas; Portland, Oregon; and Annapolis, Maryland.

         The Company believes that the foregoing properties will satisfy the business and operational needs of the Company and its subsidiaries in the present and in the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

Indemnification Matters
-----------------------

         The Company, along with several other entities, in a prior year guaranteed a performance bond of Separation relating to the Port of Baltimore contract. The Company was notified on June 28, 2000 that the performance bond is being called. It is not known, at this time, the amount, if any, the Company's share of liability will be.

         As of March 31, 2002, no litigation has been filed against the Company, or any of the Company's subsidiaries with respect to this indemnification issue. The Company is currently investigating all of the relevant facts and circumstances in connection with the Surety's potential claim or cause of action. In the event that the Company is obligated to indemnify the Surety, the Company estimates that its liability will not exceed approximately $390,000.

Incidental Matters
------------------

         As of April 15, 2002, the Company and its subsidiaries are involved in ordinary, routine litigation incidental to the conduct of their business.
Management believes that none of this litigation, individually or in the aggregate, is material to the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         The annual meeting for the year 2001 and 2002 will be held during the year 2002. All shareholders of record as of the announced record date will be notified of the meeting in a timely manner. All shareholders of record will receive the appropriate financial and proxy materials prior to the meeting.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ----------------------------------------------------------------------

MARKET INFORMATION

         On June 28, 1996, the Company issued common stock and warrants at initial public offering prices of $6.00 per share and $0.10 per warrant. The Company's common stock and warrants are traded on the American Stock Exchange ("AMEX") under the symbols CXI and CXI.WS, respectively. As of March 15, 2002, there were 215 record holders of the Company's common stock and 45 record holders of the Company's warrants.

         The following table sets forth, for the fiscal periods shown, the high and low sale prices (rounded to the nearest cent) for the Company's common stock and warrants as reported on the AMEX.

                                                                              Common Stock                Warrants
                                                                            ------------------        ------------------
                                                                            High         Low          High         Low
                                                                            ----         -----        ----         -----
 Fiscal 2001
      First Quarter................................................         $0.75        $0.19        $0.11        $0.02
      Second Quarter...............................................          0.28         0.13         0.07         0.01
      Third Quarter................................................          0.17         0.06         0.03         0.01
      Fourth Quarter...............................................          0.18         0.06         0.02         0.01

Fiscal 2000
      First Quarter..................................................       $2.75         0.88         0.44         0.19
      Second Quarter.................................................        1.94         0.75         0.31         0.13
      Third Quarter..................................................        1.63         0.81         0.34         0.13
      Fourth Quarter.................................................        0.94         0.19         0.19         0.15


DIVIDEND INFORMATION

         Series E Preferred Stock
         ------------------------

         The holders of the Company's Series E Convertible Preferred Stock, par value ($0.001) per share (the "Series E Preferred Stock"), are entitled to a variable rate dividends beginning at 12% and averaging 8.15% over the term of the securities. Through December 31, 2001, the Company had paid $134,000 in cash dividends and the Company has accrued an additional $428,000 in dividends. The Company has the option to pay the dividends accrued in all periods after April 30, 2000 in the Company's common stock rather than cash. On January 9, 2002 the Company paid $36,657 in common stock dividends representing the accrued dividends on all of the converted Series E shares to date. See "Recent Sales of Unregistered Securities -- November 1999 Private Placement of Series E Preferred Stock."

         Series F Preferred Stock
         ------------------------

         The holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred Stock"), are entitled to a variable rate dividend beginning at 12% and averaging 8.15% over the term of the securities. Through December 31, 2001, the Company had paid $92,000 in cash dividends and the Company has accrued an additional $388,000 in dividends. The Company has the option to pay the dividends accrued in all periods after September 31, 2000 in the Company's common stock rather than cash. On January 9, 2002 the Company paid $83,248.93 in common stock dividends representing the accrued dividends on all of the converted Series F shares to date. See "Recent Sales of Unregistered Securities -- March 2000 Private Placement of Series F Preferred Stock."

         Common Stock
         ------------

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


RECENT SALES OF UNREGISTERED SECURITIES

         On June 13, 2001, the Company issued and sold to Milford Capital Management, Inc. and the Shaar Fund, Ltd. (hereinafter known as "Milford/Shaar") one-year, 15% Senior Secured Promissory Notes (the "Milford/Shaar Bridge Loan Notes") in the aggregate principal amount of $1,000,000. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar a five-year warrant for 333,333 shares of the Company's common stock at an exercise price of $0.22 per share. The Company pledged its equipment and SET related intellectual property as collateral for the Milford/Shaar Bridge Loan Notes. The Company shall pay Milford/Shaar principal and interest on a monthly basis in arrears. The Milford/Shaar Bridge Loan Notes may be prepaid at any time without penalty. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until May 13, 2002.

         On May 23, 2001, a private investor purchased $250,000 of the Company's common stock at the market price. The Company issued the private investor 1,923,077 shares of common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 2-year warrant for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         In September 2000, the Company completed $500,000 in financing in the form of a loan (the "Brewer Note") from S. Brewer Enterprises, Inc. ("SB Enterprises"), which is owned by one of its officers and directors, Shelby T. Brewer, Chairman of the Board and Chief Executive Officer of the Company. The Brewer Note bears a 9.75% interest rate, payable monthly, with a balloon principal payment at the end of the term. The note was due and payable on March 15, 2001 and was extended under the same terms and conditions until December 31, 2001. The Brewer Note is convertible into the Company's common stock at the market price up through December 31, 2001.

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the maturity date of the note until December 31, 2001. Additionally, the conversion feature of the Restated Brewer Note was changed to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 1,041,667 shares. The remaining principal balance of $250,000 is outstanding as of April 15, 2002. The Company has not been notifed of a default of the Brewer Note as of April 15, 2002. The Company believes that this issuance of convertible debt is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% of the Company's common stock, transferred to the investors a total of 1,000,000 shares of the Company's common stock. All holders of the Weiss Group Note have granted payment extensions until May 31, 2002.

         Effective April 5, 2001, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $0.22 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from February 12, 2001 to June 30, 2001. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         Effective January 24, 2002, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $0.15 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from June 30, 2001 to May 31, 2002. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

March 2000 Private Placement of Series F Preferred Stock

         On March 20, 2000, the Company completed a $2.0 million private placement financing with The Shaar Fund Ltd. The Company issued to The Shaar Fund 226,000 shares of a newly authorized Series F Convertible Preferred Stock (the "Series F Convertible"), convertible into the Company's common stock, at any time after September 31, 2000, for a conversion price equal to the arithmetic mean of the closing prices of the Company's common stock as reported on the AMEX for the ten trading days immediately preceding the date of conversion so long as the Company's common stock continues to trade on the AMEX. In May 2003, the Series F Convertible will automatically convert into the Company's common stock at a conversion price calculated in accordance with the above conversion formula plus any accrued and unpaid dividends.

         The Series F Convertible has a variable rate dividend averaging 8.15% over the term of the securities. The Company reserved the right to redeem all of the Series F Convertible on or before September 30, 2000 by payment to the holders of the shares of the Series F Convertible of $2.3 million plus any accrued and unpaid dividends. Depending upon the market price of the Company's common stock at the time of conversion, the issuance of the Company's common stock upon conversion of the Series F Convertible may be subject to shareholder approval. In addition, the Company issued to The Shaar Fund a warrant to purchase up to 226,500 shares of the Company's common stock (subject to adjustment) at a purchase price of $1.1963 per share. The warrant expires on November 4, 2004. The Company also issued to Avalon Research Group Inc., as finder in this transaction, a five-year warrant to purchase up to 250,000 shares of the Company's common stock (subject to adjustment) at a purchase price of $1.1963 per share. The Company also paid Avalon a "finder's fee" in the amount of $200,000 for this transaction.

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

November 1999 Private Placement of Series E Preferred Stock

         On November 4, 1999, the Company completed a $2.5 million private placement financing with The Shaar Fund Ltd. The Company issued to The Shaar Fund 335,000 shares of a newly authorized Series E Convertible Preferred Stock (the "Series E Convertible"), convertible into the Company's common stock, at any time after April 30, 2000, for a conversion price equal to the arithmetic mean of the closing prices of the Company's common stock as reported on the AMEX for the ten trading days immediately preceding the date of conversion so long as the Company's common stock continues to trade on the AMEX. In May 2003, the Series E Convertible will automatically convert into the Company's common stock at a conversion price calculated in accordance with the above conversion formula plus any accrued and unpaid dividends.

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

September 1998 Exchange of Debt for Series B, C, D, Preferred Stock and Separation Stock

         On December 25, 1998, the Company consummated the transferto Environmental, effective as of September 28, 1998, of all 10,000,000 of its shares of common stock, par value $.001 per share (the "Separation Stock"), of Separation, representing approximately 87% of the issued and outstanding shares of capital stock of Separation, as part of a debt repayment plan between the Company and Environmental. As of September 28, 1998, Environmental owned approximately 35% of the issued and outstanding shares of common stock of the Company. As of April 30, 2001, Environmental owns approximately 16.58% of the issued and outstanding shares of common stock of the Company.

         As a result of the repayment, the Company has repaid all of its debt in the amount of $6,756,000 (the "Debt") to Environmental by exchanging the Debt for (i) the Separation Stock (as repayment of $1,250,000 of the Debt); (ii) 20,909 shares of newly authorized 6% Series B Convertible Preferred Stock of the Company (as repayment of $2,090,870 of the Debt); (iii) 10,189 shares of newly authorized 6% Series C Convertible Preferred Stock of the Company (as repayment of $1,018,864 of the Debt); (iv) 20,391 shares of newly authorized 6% Series D Convertible Preferred Stock of the Company (as repayment of $2,039,100 of the Debt); (v) the assignment to Environmental of an account receivable due to the Company from Separation in the amount of $357,000 (as repayment of $357,000 of the Debt); and (vi) the amendment of an existing warrant owned by Environmental to purchase 1,500,000 shares of the Company's common stock to reduce the exercise price of such warrant from $10.00 per share to $1.50 per share. Representatives of both the Company and Environmental determined the terms of the debt restructuring as a result of arm's-length negotiations, and such determinations were supported by fairness opinions by an independent, third party appraiser. Since the Company and Environmental are deemed to be related parties, the Company and Environmental recorded gains in the total amount of $7,818,000 from these transactions as direct contributions to equity.

         The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to Environmental written information about the Company in accordance with Rule 502 of the Securities Act and advised Environmental of the limitations on resale of such securities. In addition, Environmental was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities. On November 24, 1999, Environmental converted all its shares Series B, C, and D Preferred Stock into 7,258,533 shares of common stock, and there are no issued and outstanding shares of the Company's Series B, Series C or Series D Preferred Stock.

February 1998 Intercompany Note

         In February 1998, Environmental provided an unsecured loan in the amount of $5,450,000 to the Company, evidenced by the non-convertible note issued by the Company (the "Intercompany Note"). Pursuant to the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note is payable at the rate of 8% per annum, semiannually in cash. The unpaid principal amount of the Intercompany Note was due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999 or (b) the consummation of any public offering or private placement of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than with respect to working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, subject to certain conditions. The Company used the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. The Company paid the Intercompany Note in full effective as of September 28, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions--February 1998 Intercompany Note."

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

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

         The following table presents selected financial data of the Company, as of December 31, 2001, and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001. The following selected historical data is derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

                      (in thousands, except per share data)

Consolidated Statement of Operations Data:

                                         1997               1998            1999              2000             2001
                                        ----------        --------       ---------        ----------        ---------
Revenue:
    Contract revenue................    $   19,493        $ 17,470       $  18,147        $   20,631        $  10,551
Cost of sales:
    Cost of sales...................        16,325          15,421          16,127            14,452            3,369
    Research and development........         3,074           2,722           1,145               993              423
    General and administrative......        12,196           8,118           4,037             6,989            6,643
    Depreciation and amortization...         1,282           1,150             696             1,471            2,491
    Impairment of Machinery                                                                                       776
    Impairment of Patents                                                                                         627
    Impairment of Goodwill..........                                                           6,586               --
    Minority interests..............           (82)            300              --               341              203
                                        ----------        --------       ---------        ----------        ---------

Loss from operations................       (13,302)        (10,241)         (3,858)          (10,201)          (3,981)

    Interest income.................           745             337              39                67               76
    Interest expense................        (1,310)         (1,066)           (166)           (1,307)          (2,354)
    Equity in net losses of
       subsidiary...................        (1,827)         (2,383)             --                --             (295)
                                        ----------        --------       ---------        ----------        ---------

Loss before income taxes ...........       (15,694)        (13,353)         (3,985)          (11,441)          (6,554)
    Income taxes....................            --              --              --                --               --
                                        ----------        --------       ---------        ----------        ---------

Net loss ...........................    $  (15,694)         (13,353)     $  (3,985)       $  (11,441)       $  (6,554)
                                        ----------        --------       ---------        ----------        ---------

Net loss per share -- basic
    and diluted.....................    $    (0.73)       $  (0.58)      $   (0.16)       $    (0.34)       $   (0.13)
                                        ----------        --------       ---------        ----------        ---------

Weighted average number of shares...        21,844          23,194          24,819            35,866           53,241
                                        ----------        --------       ---------        ----------        ---------


Consolidated Balance Sheet Data:

                                           1997            1998            1999             2000             2001
                                        ----------        --------       ---------        ----------        ---------

Cash and cash equivalents.........      $   13,151        $  1,777       $   1,797        $    1,980        $   1,271
Total assets......................          29,696          15,617          16,047            37,473           26,462
Long term debt....................              19              --             716             5,182            4,430
Total liabilities.................          10,521           3,709           6,096            29,199           26,631
Minority interests................           6,645              --              --               419              622
Stockholders' equity..............          11,654          11,908           9,951             7,855            1,571


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         --------------------------

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


Results of Operations

Year ended December 31, 2001 compared to Year ended December 31, 2000

         Revenues were $10,551,000 for the year ended December 31, 2001, compared to $20,631,000 for the year ended December 31, 2000. The decrease in revenues is due to the decreases in revenue contribution by CAS and of the Company's 81% interest in DRM, acquired August 30, 2000.

         In the case of Advanced Sciences, revenues were $4,409,000 for the year ended December 31, 2001, compared to $16,786,000 for the year ended 2000. Revenues in 2001 were primarily from engineering and scientific services performed for the United States government under a variety of contracts similar to those in place in 2000. Advanced Sciences had two major customers in 2001, each of which represents more than 10% of annual revenue. The combined revenue for these two customers was $4,409,000 or 100% of the Company's total 2001 revenue. The decline in revenues at Advanced Sciences is primarily the result of fewer contracts and overall, less subcontract work being performed in 2001. The government decided to deal directly with the subcontractor rather than having Advanced Sciences subcontract this work on behalf of the government. The government took this action, as the subcontracts became too large. Cost of sales decreased from $13,962,000 for 2000 to $3,080,000 for 2001. A reduction in cost of sales at Advanced Sciences resulted from fewer contracts and overall, less work performed resulting in decreased revenues. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         In the case of DRM, revenues were $5,961,000 for the year ended December 31, 2001, compared to $7,609,316 on a full year basis, $3,574,000 for the four month Company ownership basis, for the year ended December 31, 2000. The Company purchased its 81% interest in DRM on August 30, 2000 and was able to consolidate DRM's revenues and earnings as of that date. The decrease in total year earnings was the result. The decrease in revenues is primarily due to the interruption of business activities concerning insurance settlements and recoveries in the fourth quarter of 2001 as a result of acts of terrorism. The various insurers, in which DRM negotiates and receives their settlements, halted or delayed their settlements until the insurers could operationally absorb the impact of the terrorist acts in the United States. The insurers have resumed traditionally settlement practices starting the first quarter of 2002.

         Revenues in 2001 were primarily from completed settlement agreements between their clients and major insurers. DRM has several client engagements, of which two represented more than 10% of DRM's annual revenue. The combined revenue for these two customers was $3,376,000 or 57% of the Company's total 2001 revenue. Settlements are the result of 18 to 24 months of effort by various employees of DRM, of which the expenses are captured in the general and administrative costs section. Selling, general and administrative costs increased from $3,954,000 (on a full year basis) for 2000 to $4,223,000 for 2001. This increase reflects DRM's increased investment in the expanding the office locations, staffing and marketing efforts, which have resulted in an increase in new business, and contracts that will produce revenues in the following 18-32 month periods. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         In the case of Solution, revenues were $181,000 for the year ended December 31, 2001 as compared with $271,000 for the year ended December 31, 2000. The decrease is primarily due to the decrease in feasibility studies and commercial processing. Revenues in 2001 were primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Solution has two major customers, each of which represents more than 10% of annual revenue. The combined revenue for these two customers was $181,000 or 100% of the Solution's total 2001 revenue. The decrease in revenues at Solution is primarily the result of less subcontract work being performed in 2001. Cost of sales was $289,000 for the year ended December 31, 2001 as compared to $490,000 for the year ended December 31, 2000. The decrease in cost of sales is attributable to lower sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the year ended December 31, 2001, the Company incurred research and development costs of $423,000, as compared to $993,000 for the year ended December 31, 2000. 100% of the research and development costs are attributable to the operations of Solution. In 2001, the Company invested more money in capital expenditures and less in laboratory work and consultants than it had in 2000. DRM and Advanced Sciences did not incur research and development costs in the years 2000 and 2001.

         General and administrative expenses for the year ended December 31, 2001 were $6,643,000, as compared to $6,989,000 for the year ended December 31, 2000. This decrease reflects the impact of some of the restructuring steps in the Company throughout 2001.

         In the case of Advanced Sciences, general and administrative costs decreased from $2,355,000 for the year ended December 31, 2000 to $1,219,000 for the year ended December 31, 2001. This decrease reflects the impact of some restructuring steps in Advanced Sciences (including principally a reduction in personnel) the Company made through-out 2001 due to the inability to replace certain completed contracts. In the case of DRM, general and administrative costs recognized by the Company were $4,223,000 for the year ended December 31, 2001. These costs represent the salaries and bonuses issued to all employees of DRM. Solution incurred general and administrative costs of $700,000 for the year ended December 31, 2001 as compared with $504,000 for the year ended December 31, 2000. This increase was primarily due to a greater sales and marketing effort for Solution's services, which has resulted in contracts that will produce revenue in 2002.

         The increase in interest expense of $1,047,000 from 2000 to 2001 is primarily related to amortization of non-cash interest costs associated with the Company's purchase of 81% of DRM on August 30, 2000 ($1,716,000), Brewer Note ($29,000), Milford/Shaar ($53,000) and the Weiss Group Note ($275,000).

         In 2001, the Company took a machinery impairment charge of $776,000 and a patent impairment charge of $627,000 in order to record the machinery and patents at fair market value. In taking this charge, the Company considered the machinery's and the associated patents' operating history and cash flows, its inability to obtain material commercial contracts in 2001 and the future prospects for additional contracts in 2002.


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


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001 and December 31, 2000 ASI had a $108,000 and $1,459,000 outstanding balance, respectively, on its revolving lines of credit.

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

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the maturity date of the note until December 31, 2001. Additionally, the conversion feature of the Restated Brewer Note was changed to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 1,041,667 shares. The remaining principal balance of $250,000 is outstanding as of April 15, 2002. The Company has not been notified of the holder's intent to declare a default on the Brewer Note.

         In October 2001, ASI refinanced their line of credit with Commerce Funding Corporation (the "Commerce Credit Line"). The Commerce Credit Line is not to exceed 85 percent of eligible receivables or $1,000,000 and is due October 2002 with interest payable monthly at prime plus 2 percent (7.0 percent as of November 12, 2001). The Commerce Credit Line is collateralized by the receivables of ASI and is guaranteed by the Company. The Commerce Credit Line contains certain financial covenants and restrictions including minimum ratios that ASI must satisfy. ASI was in compliance with the covenants of the Commerce Credit Line at April 15, 2002.

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

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% of the Common Stock, transferred to the investors a total of 1,000,000 shares of common stock. All holders of the Weiss Group Note have granted payment extensions until May 31, 2002.

         Effective April 5, 2001, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $0.22 per share (the closing price of our common stock on the American Stock Exchange on such date) to all holders of the Weiss Group Note in consideration of such persons extension of the due date of such loans from February 12, 2001 to June 30, 2001.

         Effective January 24, 2002, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $0.15 per share (the closing price of our common stock on the American Stock Exchange on such date) to all holders of the Weiss Group Note in consideration of such persons extension of the due date of such loans from June 30, 2001 to May 31, 2002.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until May 13, 2002.

         The Company has an irrevocable obligation to repurchase from the former shareholders of DRM, by May 16, 2002, that number of 9.5 million shares of the Company's common stock (at a per share price equal to the greater of $1.50 or the closing price of our common stock 30 days prior to purchase) as shall be necessary to provide the holders of such shares with a total of $14.5 million. The original repurchase obligation deadline of August 30, 2001, subsequently extended through May 16, 2002 by a series of extensions (initially extended to September 29, 2001, further extended to October 29, 2001, further extended to January 16, 2002 and subsequently extended until May 16, 2002). As partial security for the payment of such obligation, all of the shares of DRM common stock owned by the Company have been pledged to Messrs. William J. Russell and Tamie P. Speciale, the former sole stockholders of DRM. In the event the Company is unable to make such $14.5 million payment, when due, the pledgees may foreclose on the DRM stock; in which event the Company would lose its entire equity ownership in the DRM subsidiary.

         The Company originally intended to meet its repurchase obligation to the former shareholders of DRM by reacquiring their shares and selling those shares to generate the cash necessary to meet the obligation; however, the Company's ability to effect the repurchase obligation in this manner is heavily dependent on the stock price of the Company's common stock at the time of the repurchase. At April 15, 2002, the closing price of the Company's common stock on the American Stock Exchange, Inc. was $0.09 per share.

         The Company currently requires additional cash to sustain existing operations and meet current obligations (including those described above) and the Company's ongoing capital requirements. Excluding the Company's DRM subsidiary, the Company's current monthly operating expenses exceed its cash revenues by approximately $200,000. The continuation of the Company's operations is dependent in the short term upon its ability to obtain additional financing and, in the long term, to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

         The Company's auditor's opinion on our fiscal 2001 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing.

         For the year ended December 31, 2001, the Company incurred a net loss of $6,554,000, as compared to a net loss of $11,441,000 for the year ended December 31, 2000.

         As shown in the financial statements for the years ended December 31, 2001, 2000, and 1999, the Company incurred losses of $6,554,000, $11,441,000 and
$3,985,000 respectively. The Company has also experienced net cash inflow (outflows) from operating activities of $1,910,000, ($2,002,000), and ($2,905,000) for the years ended December 31, 2001, 2000 and 1999 respectively. At December 31, 2001, 2000 and 1999 the Company had working capital (deficit) of $(19,571,000), $(16,876,000) and $621,000 respectively. The negative working capital balance for the year ended December 31, 2001 is primarily due to the payment obligations of the Company to the former shareholders of DRM ($14,500,000 of the purchase price obligation and approximately $2,500,000 of the earn-out guarantee) under the Stock Purchase Agreement for the acquisition of 81% of DRM on August 30, 2000.

         As shown in the financial statements for the years ended December 31, 2001, 2000 and 1999 the Company had stockholders' equity of $1,571,000,
$7,855,000 and $9,951,000 respectively. The Company's net decrease in stockholders' equity from December 31, 2000 to December 31, 2001 is primarily due to the loss for the period ($6,554,000).

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

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards (the "NOLs") of approximately $31,000,000, which expire in the years 2010 through 2021. The amount of NOLs that can be used in any one year will be limited by the applicable tax laws that are in effect at the time such NOLs can be utilized. The Company has determined a maximum of approximately $2.4 million of NOLs is available to be used annually. Unused NOLs balances may be accumulated and used in subsequent years. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the NOLs.

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

         Further, the Company's business is subject to a number of risks and uncertainities that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to: the Company's critical need for additional cash to sustain existing operations and meet existing obligations and capital requirements; the Company's dependence on its subsidiary, Dispute Resolution Management, Inc., to meet its cash needs; the Company's need to raise additional capital to meet obligations relating to the purchase of DRM or to renegotiate such obligations; the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner; the timing and award of contracts by the U.S. Department of Energy for the cleanup of waste sites administered by it; the Company's ability to integrate acquired companies; the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors; the Company's ability to obtain and perform under other large technical support services projects; developments in environmental legislation and regulation; the ability of the Company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  -----------------------------------------------------------

         Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

         The consolidated financial statements of the Company are included on pages F-1 through F-41 of this Annual Report and are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------

         None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of April 15, 2002 are as follows:

Name                            Age         Position
-------------------------- ---------------- -----------------------------------
Shelby T. Brewer, Ph.D.          63         Chairman of the Board, President
                                            and Chief Executive Officer
-------------------------- ---------------- -----------------------------------
James M. DeAngelis               41         Chief Financial and Administrative
                                            Officer, Treasurer
-------------------------- ---------------- -----------------------------------
Bentley J. Blum                  60         Director
-------------------------- ---------------- -----------------------------------
Herbert A. Cohen                 68         Director
-------------------------- ---------------- -----------------------------------
Paul E. Hannesson                61         Director
-------------------------- ---------------- -----------------------------------
David L. Mitchell                71         Director
-------------------------- ---------------- -----------------------------------
Edward L. Palmer                 84         Director
-------------------------- ---------------- -----------------------------------
William R. Toller                70         Director
-------------------------- ---------------- -----------------------------------


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


KEY EMPLOYEES

         The names and ages of the key employees of the Company not listed above, and their positions with the Company as of April 15, 2002, are as follows:

Name                      Age     Position
----
William J. Russell        51      Chairman and Chief Executive Officer, DRM
Tamie P. Speciale         39      President and Chief Operating Officer, DRM
O. Mack Jones             61      President of Advanced Sciences

         WILLIAM J. RUSSELL has served as Chairman and Chief Executive Officer of DRM since December 1996. Mr. Russell served as Managing Director of KPMG Peat Marwick, LLP's Environment Management Alternative Dispute Resolution Group from March 1995 to December 1996. Mr. Russell served as Vice President of Atlantic Environmental Management from March 1994 to March 1995. Mr. Russell served as General Counsel of Pintlar Corporation (formerly the Bunker Hill Company). Mr. Russell served as Vice President to Gulf Resources & Chemical a NYSE resource company located in Washington, D.C., from February 1992 to March 1994 and was responsible for the company's environmental matters with regard to its status as the owner and primary potentially responsible person of one of the nation's largest Superfund sites. Mr. Russell was engaged in the private practice of law at Elam Burke & Boyd from August 1977 to October 1991, and maintained a practice with an emphasis on environmental law and insurance defense representation. Mr. Russell holds a law degree from the University of Denver. Mr. Russell holds a B.A. degree from the University of Kansas.

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

         O. Mack Jones has been serving as Acting President of Advanced Sciences since February 2001. Mr. Jones also has served as Vice President of Field Operations since April 1998, managing its field treatability studies and commercial projects. On February 28, 2001, Mr. Jones was appointed President of Advanced Sciences. Mr. Jones served as a consultant to the Company from June 1996 to April 1998, assisting in the commercialization of the solvated electron technology. From September 1994 to May 1996, he served as a consultant to Environmental assisting in the development of the solvated electron technology. From 1991 to May 1996, Mr. Jones served as the founder and principal executive officer of an environmental consulting company, Florida Vector Services, which provided both consulting and hands-on remediation services primarily in TSCA-related areas. From 1986 to 1991, Mr. Jones was Vice President-Operations with Quadrex Environmental Company, managing the company's field remediation businesses. Mr. Jones is a professional mechanical engineer who held several managerial operating positions in power generation and distribution arenas during his twenty-six years of service to General Electric Company. His experience includes commercial nuclear, fossil, and hydro power construction and maintenance, industrial power delivery systems, and industrial drives and controls.


BOARD COMMITTEES

         The Company's Board of Directors has (i) an Audit Committee and (ii) a Compensation, Stock Option and Benefits Committee. The Company no longer maintains an Executive and Finance Committee (the "Finance Committee"). On August 30, 2000, the Board of Directors unanimously voted to abolish the Finance Committee and determined that its function would be performed by the entire Board of Directors.

         As of December 31, 2001, the Audit Committee was composed of David L. Mitchell, as Chairman, Herbert A. Cohen, Edward L. Palmer and William R. Toller. The responsibilities of the Audit Committee include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company.

         As of December 31, 2001, the Compensation, Stock Option and Benefits Committee, was composed of Herbert A. Cohen, as Chairman, David L. Mitchell, Edward L. Palmer and William R. Toller. The Compensation, Stock Option, and Benefits Committee has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1998 Stock Option Plan, and determining the recipients, amounts and other terms (subject to the requirements of the 1998 Stock Option Plan) of options which may be granted under the 1998 Stock Option Plan from time to time and providing guidance to management in connection with establishing additional benefit plans.


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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2001, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2001, or upon written representations received by the Company from certain reporting persons that such persons were not required to file Forms 5, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 2001, 2000 and 1999 to all persons serving as the Company's Chief Executive Officer during 2000, to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such year.

                           Summary Compensation Table

                             -------------------------------------------------
                                                 Annual Compensation                     Long-Term Compensation
                             -------------------------------------------------  -----------------------------------
                                                                   Other                      Securities
--------------------------------                                   Annual       Restricted      Under-                   All Other
                                                                   Compen-         Stock          Lying     LTIP          Compen-
    Name and Principal                    Salary       Bonus       sation        Award(s)       Options    Pay-outs       sation
        Position              Year         ($)          ($)         ($)            ($)            (#)       ($)            ($)
    ------------------       --------  --------------  -------  --------------  ------------  ---------------------   --------------
           (a)                (b)          (c)          (d)         (e)            (g)            (g)        (h)           (i)


Shelby T. Brewer, Ph.D.(1)    2001       90,317(2)      -0-         -0-             -0-       200,000(3)     -0-           -0-
Chief Executive Officer       2000       58,707(2)      -0-         -0-             -0-       640,000(3)     -0-           -0-
                              1999          -0-         -0-         -0-             -0-           -0-        -0-           -0-

Paul E. Hannesson             2001       77,242(4)      -0-         -0-             -0-           -0-        -0-           -0-
Former Chief Executive        2000      358,934(4)      -0-         -0-             -0-           -0-        -0-           -0-
Officer                       1999      331,416(4)      -0-      12,000(5)          -0-     2,400,000(6)     -0-        33,638(7)

Kenneth L. Adelman, Ph.D.     2001          -0-         -0-         -0-             -0-           -0-        -0-           -0-
Former Executive Vice         2000          -0-         -0-         -0-             -0-           -0-        -0-           -0-
President                     1999          -0-         -0-     238,756(8)          -0-           -0-        -0-           -0-

James M. DeAngelis(9)         2001      133,453(10)     -0-         -0-             -0-       300,000(11)    -0-           -0-
Senior Vice President         2000      164,368(10)     -0-         -0-             -0-           -0-        -0-           -0-
& Chief Financial Officer     1999      147,614(10)     -0-         -0-             -0-       200,000(11)    -0-        12,225(12)

William E. Ingram             2001       20,645(13)     -0-         -0-             -0-           -0-        -0-           -0-
Former Vice President &       2000      147,842(13)     -0-         -0-             -0-           -0-        -0-           -0-
Controller                    1999      150,426(13)     -0-         -0-             -0-       100,000(14)    -0-           -0-

O. Mack Jones(15)             2001      134,805(16)     -0-         -0-             -0-       100,000(17)    -0-           -0-
President                     2000      143,755(16)     -0-         -0-             -0-           -0-        -0-           -0-
Advanced Sciences             1999      152,663(16)     -0-         -0-             -0-       200,000(17)    -0-           -0-

Peter E Harrod                2001       49,460(18)     -0-         -0-             -0-           -0-        -0-           -0-
Former President              2000      187,036(18)     -0-         -0-             -0-           -0-        -0-           -0-
Advanced Sciences             1999      170,501(18)     -0-         -0-             -0-       200,000(19)    -0-           -0-

------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Brewer served as Chief Executive Officer and President of Solutions and a director of the Company since April 2000. Mr. Brewer assumed the positions of Chairman, Chief Executive Officer and President of the Company as of January 15, 2001.

(2) Represents the amount of Mr. Brewer's base salary allocated to the Company. Mr. Brewer's base salary for 2001 was $250,000 of which $160,000 originally deferred until December 31, 2001, and remains unpaid as of March 25, 2002. Mr. Brewer's base salary for 2000 was $90,000.

(3) Represents shares of common stock underlying stock options granted to Mr. Brewer by the Company in his capacity as an officer and director of the Company.

(4) Represents the amount of Mr. Hannesson's base salary allocated to the Company. The Company previously recorded a liability for $344,000 representing amounts owed to Mr. Hannesson under his employment contract, but deferred per agreement. The deferred salary amount was used by Mr. Hannesson to offset a portion of the exercise price and taxes with respect to Mr. Hannesson's stock option exercise of 830,000 stock options in July 2000. See "Certain Relationships and Related Transactions--Services Agreement." Mr. Hannesson was replaced by Shelby
         T. Brewer effective January 15, 2001. Mr. Hannesson remains a director of the Company.

(5) Represents the amount of Mr. Hannesson's automobile allowance allocated to the Company. Mr. Hannesson was replaced by Shelby T. Brewer effective January 15, 2001. Mr. Hannesson remains a director of the Company.

(6) Represents shares of common stock underlying stock options granted to Mr. Hannesson by the Company in his capacity as an officer and director of the Company.

(7)      Represents moving allowances paid to Mr. Hannesson in 1999.

(8) Represents amounts paid to Mr. Adelman in 1999 in satisfaction of his employment agreement. Dr. Adelman resigned his management positions effective December 31, 1998. Mr. Adelman concluded his term as a Director of the Company on August 30, 2000.

(9) Mr. DeAngelis served as Vice President and Treasurer of the Company from July 1998 to December 1999 and as Sr. Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary from December 1999 to present.

(10) Represents the amount of Mr. DeAngelis' base salary allocated to the Company. Mr. DeAngelis' total base salary for 2001 was $165,000 of which $33,000 originally deferred until December 31, 2001, and remains unpaid as of March 25, 2002. Mr. DeAngelis' base salary for 2000 and 1999 was $165,000 and $145,000 respectively.

(11) Represents shares of common stock underlying stock options granted to Mr. DeAngelis by the Company in his capacity as an officer of the Company.

(12)     Represents moving allowances paid to Mr. DeAngelis in 1999.

(13) Represents the amount of Mr. Ingram's base salary allocated to the Company. Mr. Ingram's total base salary for 2001, 2000 and 1999 was $150,000. Mr. Ingram resigned his management position effective January 12, 2001.

(14) Represents shares of common stock underlying stock options granted to Mr. Ingram by the Company in his capacity as an officer of the Company. Mr. Ingram resigned his management position effective January 12, 2001.

(15) Mr. Jones served as Vice President and Field Operations Manager of Solutions from April 1998 to January 2001 and as President of Advanced Sciences from February 2001 to present.

(16) Represents the amount of Mr. Jones' base salary allocated to the Company. Mr. Jones' total base salary for 2001 was $165,000 of which $33,000 originally deferred until December 31, 2001, and remains unpaid as of March 25, 2002. Mr. Jones' base salary for 2000 and 1999 was $150,000.

(17) Represents shares of common stock underlying stock options granted to Mr. Jones the Company in his capacity as an officer of the Company.

(18) Represents the amount of Mr. Harrod's base salary allocated to the Company, through its wholly owned subsidiary, Advanced Sciences. Mr. Harrod's total base salary for 1997, 1998 and 1999 was $150,000, $170,000, and $190,000 respectively. Mr. Harrod resigned his management position effective February 28, 2001.

(19) Represents shares of common stock underlying stock options granted to Mr. Harrod by the Company in his capacity as an officer of the Company. Mr. Harrod resigned his management position effective February 28, 2001.

 STOCK OPTIONS

         The following table sets forth certain information concerning options granted during the year ended December 31, 2001 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan (the "1998 Plan"). The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2001.

                        Option Grants in Last Fiscal Year

                                                 Individual Grants
                         ---------------------------------------------------------------------

                                                                                                   Potential Realizable Value
                                                                                                        at Assumed
                            Number of           Percent of                                            Annual Rates of
                            Securities        Total Options       Exercise of                     Stock Price Appreciation
                           Underlying          Granted to           Base                            for Option Term(5)
                            Options           Employees in          Price        Expiration      ---------------------------
     Name                  Granted (#)       Fiscal Year(4)      ($/Share)         Date             5% ($)          10% ($)
     ----               ----------------  --------------------  -------------  ---------------   ---------------------------
     (a)                       (b)                      (c)           (d)             (e)             (f)            (g)

Shelby T. Brewer........    200,000(1)           21.74%            0.28          12/14/08               -0-        11,437

James M. DeAngelis......    300,000(2)           32.61%            0.28          12/14/08               -0-        17,156

O. Mack Jones...........    100,000(3)           10.87%            0.28          12/14/08               -0-         5,719



         (1) Options to purchase 200,000 shares of common stock were issued on March 9, 2001 of which 100% vested upon issuance.

         (2) Options to purchase 300,000 shares of common stock were issued on March 9, 2001 of which 100% vested upon issuance.

         (3) Options to purchase 100,000 shares of common stock were issued on March 9, 2001 of which 100% vested upon issuance.

         (4) Percentages based on 920,000 stock options granted (the 1998 Plan) during the year ended December 31, 2001.

         (5) The closing price for the Company's common stock on December 31, 2001 was $0.13. The closing price is used for all the subsequent stock appreciation calculations.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the 1998 Plan at December 31, 2001 by the individuals listed in the Summary Compensation Table.

 Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                                                                    Number of
                                                                              Securities Underlying             Value of Unexercised
                                                                               Unexercised Options              In-the-Money Options
                                           Shares             Value           at Fiscal Year-End(#)            at Fiscal Year-End($)
                                        Acquired on         Realized               Exercisable/                     Exercisable/
               Name                     Exercise (#)         ($)(1)               Un-exercisable                 Un-exercisable(2)
-----------------------------------  ------------------  ---------------  ------------------------------  --------------------------
                (a)                         (b)                (c)                     (d)                              (e)

Shelby T. Brewer................            -0-                -0-             840,000 / -0-                         -0- /-0-

Paul E. Hannesson...............            -0-                -0-            1,147,500/ 1,000,000                   -0- /-0-

James M. DeAngelis..............            -0-                -0-             681,250 / -0-                         -0- / -0-

O. Mack Jones...................            -0-                -0-              437,500/ -0-                         -0- / -0-

Peter E. Harrod.................            -0-                -0-             353,000 / 102,000                     -0- / -0-


         (1) Represents the difference between the last reported sale price of the Common Stock on December 31, 2001 ($0.13), and the exercise price of the option ($0.28 to $0.688) multiplied by the applicable number of options exercised.

         (2) Represents the difference between the exercise price and the closing price on December 31, 2001, multiplied by the applicable number of securities.



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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended

December 31, 2001 were Herbert A. Cohen (Chairman), David L. Mitchell, Edward L. Palmer and William R. Toller. Mr. Mitchell served as a consultant to the Company from July 15, 1997 to August 14, 1998, and received compensation in the amount of $10,000 per month for services rendered to the Company in such capacity.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee was established in November 1996 and is responsible for, among other things, establishing the compensation policies applicable to executive officers of the Company. The Compensation Committee was composed of Herbert A. Cohen (Chairman), David L. Mitchell, Edward L. Palmer and William R. Toller at December 31, 2001, all of whom were non-employee Directors of the Company. All decisions of the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Mr. Cohen, Mr. Mitchell and Mr. Toller in their capacities as members of the Compensation Committee at December 31, 2001, addressing the Company's compensation policies for 2001 as they affected the Company's executive officers.

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

         The key elements of the Company's executive compensation program in 2001 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

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

         In 2001, total compensation was paid to executives primarily based upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Mr. Brewer, the Chairman of the Board, President and Chief Executive Officer of the Company received annual compensation based upon, among other things, individual performance and the extent to which the business plans for his areas of responsibility were achieved or exceeded. Mr. Brewer received a base salary at an annual rate of $250,000 in 2001, of which $160,000 was deferred until December 31, 2001 and remains unpaid as of April 15, 2001, for services rendered to the Company.

         The members of the Compensation Committee establish the amount actually received by Mr. Brewer each year as base salary for services rendered to the Company and its affiliates. In establishing Mr. Brewer's base salary for 2001, the Compensation Committee took into account the salaries of chief executive Officers at other similar public companies, future objectives and challenges, and Mr. Brewer's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Brewer's achievement of his 2000 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 2000 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 2000. The Compensation Committee also considered Mr. Brewer's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Brewer, the

Compensation Committee exercised its discretion and judgment based on the above factors, and no specific formula was applied to determine the weight of each factor.

         Mr. Brewer's base salary increased from $90,000 for 2000 to $250,000 for 2001, representing an increase of approximately 277%. On January 15, 2001, Mr. Brewer agreed to defer a portion of his base salary (64%), reducing his base salary to $90,000, of which $160,000 was deferred until December 31, 2001 and remains unpaid as of April 15, 2001.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company. During 2001, no annual incentive bonuses were paid to the individuals named in the Summary Compensation Table.

         Stock Options. The Compensation Committee has the power to grant stock options under the 1998 Plan. With respect to executive officers, it has been the Compensation Committee's practice to grant, on an annual basis, stock options that vest at the rate of 20% upon grant and 20% in each calendar year thereafter for four years, and that are exercisable over a ten-year period at exercise prices per share set at the fair market value per share on the date of grant. Generally, the executives must be employed by the Company at the time the options vest in order to exercise the options and, upon announcement of a Change in Control (pursuant to and as defined in the 1998 Plan), such options become immediately exercisable. The Compensation Committee believes that stock option grants provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business. The Company's stock options are tied to the future performance of the Company's stock and will provide value to the recipient only when the price of the Company's stock increases above the option grant price.

         A total of 920,000, 2,243,769 and 3,259,323 stock options were granted pursuant to the 1998 Plan in 2001, 2000 and 1999 respectively. 200,000 and 640,000 of such options were granted to Mr. Brewer in 2001 and 2000 respectively, and 400,000, 0, and 3,100,000 of such options were granted (in the aggregate) to other individuals named in the Summary Compensation Table in 2001, 2000 and 1999 respectively. The number of stock options granted in 2001, 2000 and 1999 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

Impact of Section 162(m) of the Internal Revenue Code

         The Compensation Committee's policy is to structure compensation awards for executive officers that will be consistent with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The

Company expects that all compensation payments in 2001 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 2001, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information, as of December 31, 2001, with respect to the beneficial ownership of common stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                      Number of Shares                Percentage of Outstanding
             Name and Address of                       of Common Stock                 Shares of Common Stock
              Beneficial Owner                      Beneficially Owned(4)                Beneficially Owned
             -------------------                    ---------------------             -------------------------

Commodore Environmental                                 8,382,302(5)                           14.54%
Services, Inc.(1)....................

Credit Agricole Deux Sevres(2).......                   7,759,048(6)                           13.43%

William J. Russell(3)................                   7,952,071(7)                           13.17%

Tamie P. Speciale(3).................                   7,952,071(8)                           13.17%

Bentley J. Blum(1)...................                   3,742,481(9)                            6.49%


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

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of common stock as of April 15, 2002 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company, (ii) each Director, (iii) each individual listed in the Summary Compensation Table herein, and (iv) all executive officers and Directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                                                         Percentage of Outstanding
              Name and Address of                        Number of Shares                 Shares of Common Stock
              Beneficial Owner(1)                     Beneficially Owned(4)                 Beneficially Owned
------------------------------------------------ --------------------------------- --------------------------------------
Commodore Environmental
Services, Inc........................                      8,456,677(5)                           14.54%

Credit Agricole(2) ..................                      7,759,048(6)                           13.43%

William J. Russell(3)................                      7,600,000(7)                           13.17%

Tamie P. Speciale(3).................                      7,600,000(8)                           13.17%

Bentley J. Blum......................                      3,742,481(9)                            6.55%

Shelby T. Brewer, PhD................                      1,985,167(11)                           3.42%

Paul E. Hannesson....................                      1,491,978(10)                           2.59%

James M. DeAngelis...................                        734,679(12)                           1.30%

Herbert A. Cohen.....................                        141,000(16)                             *

David L. Mitchell....................                        140,000(17)                             *

Edward L. Palmer.....................                        140,000(18)                             *

William R. Toller....................                        140,000(19)                             *

All executive officers and Directors as a                 10,196,025                              17.62%
group (10 persons)...................

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

         (2) The address of Credit Agricole Deux Sevres is 4 Boulevard Louis Tardy, 79000 Niort, France.

         (3) The address of Tamie P. Speciale and William J. Russell is 132 West Pierpoint Avenue, Suite 400, Salt Lake City, Utah 84101.

         (4) As used herein, the term "beneficial ownership" with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

         (5) Excludes warrants to purchase an aggregate of 19,185,171 shares of common stock at exercise prices ranging from $1.17 per share to $5.11 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

         (6) Consists of (i) 6,000,000 shares of our common stock pledged to Credit Agricole Deux Sevres from Environmental in connection with Environmental's default on $4.0 million of convertible bonds on February 06, 2001; and (ii) Credit Agricole Deux Sevres' indirect beneficial ownership of our common stock based upon its ownership of 16,800,000 shares of Environmental's common stock pledged to Credit Agricole Deux Sevres from Environmental in connection with Environmental's default on $4.0 million of convertible bonds on February 06, 2001. (Verify calculation - See table)

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

         (9) Consists of: (i) 140,000 shares of the Company's common stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (ii) Mr. Blum's indirect beneficial ownership of common stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock, representing together 37.74% of the outstanding shares of Environmental common stock at March 15, 2002, and 4,500,000 shares of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

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

         (11) Consists of: (i) 3,500 shares of common stock; (ii) 840,000 shares of common stock underlying currently exercisable stock options granted to Mr. Brewer by the Company under the 1998 Plan; (iii) 100,000 shares of common stock underlying a currently exercisable 2-year warrant at an exercise price of $1.06 per share granted to SB Enterprises by the Company in connection with the Brewer Note; and (iv) 1,041,667 shares of our common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for 50% of the outstanding principal dated as of April 9, 2001.

         (12) Consists of (i) 16,500 shares of common stock; (ii) 681,250 shares of common stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company under the Company's 1998 Plan; and (iii) Mr. DeAngelis' indirect beneficial ownership of common stock based upon his ownership of 580,000 shares of Environmental.

         (13) Consists of 353,000 shares of common stock underlying currently exercisable stock options granted to Mr. Harrod by the Company under the Company's 1998 Plan. (Disclose on Table)

         (14) Consists of (i) 90,000 shares of common stock; and (ii) 100,000 of common stock underlying currently exercisable stock options granted to Mr. Ingram by the Company under the Company's 1998 Plan. (Disclose on Table)

         (15) All stock options granted to Mr. Adelman by the Company under the Company's 1998 Plan have expired by their terms and conditions.

         (16) Consists of (i) 1,000 shares of common stock; and (ii) 140,000 shares of common stock underlying currently exercisable stock options granted to Mr. Cohen by the Company under the Company's 1998 Plan.

         (17) Consists of 140,000 shares of common stock underlying currently exercisable stock options granted to Mr. Mitchell by the Company under the Company's 1998 Plan.

         (18) Consists of 140,000 shares of common stock underlying currently exercisable stock options granted to Mr. Palmer by the Company under the Company's 1998 Plan.

         (19) Consists of 140,000 shares of common stock underlying currently exercisable stock options granted to Mr. Toller by the Company under the Company's 1998 Plan.


Messrs. Blum and Hannesson are brothers-in-law.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

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

         On August 30, 2000, the Company entered into a stock purchase agreement with DRM and its two shareholders, William J. Russell and Tamie P. Speciale.

         Under terms of the agreement,  the Company  purchased 81% of the issued
and  outstanding   capital  stock  of  DRM  from  the  two   shareholders.   The
consideration to these shareholders (and their designees) consisted of:

         a) 10,500,000 shares of common stock, of which 9,500,000 subject to a one-year option to repurchase any or all shares, which expired on August 30, 2001.

         b) 5 million shares of common stock in exchange for an option to purchase the remaining 19% interest in DRM at the end of five years. The option price will be based upon the relative appraised values of DRM and the Company at the end of the five-year period.

         c) Five-year warrants to purchase up to an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $2.00 per share.

         d) Quarterly earn-out distributions equal to 35% of the cash flow of DRM over an earn-out period commencing as of September 1, 2000 and ending December 31, 2005. The Company has agreed that if DRM has not distributed to these shareholders a total of $10.0 million in cash in earn-out payments by December 31, 2003, the Company will pay to the two shareholders the difference between $10.0 million and the actual cash distributed. The Company may, in its sole discretion, pay such difference by issuing shares of its common stock.

         The Company has an irrevocable obligation to repurchase from the former shareholders of DRM, by May 16, 2002, that number of 9.5 million shares of the Company's common stock (at a per share price equal to the greater of $1.50 or the closing price of our common stock as of 30 days prior to purchase) as shall be necessary to provide the holders of such shares with a total of $14.5 million. The original repurchase obligation deadline of August 30, 2001, subsequently extended through May 16, 2002 by a series of extensions (initially extended to September 29, 2001, further extended to October 29, 2001, further extended to January 16, 2002 and subsequently extended until May 16, 2002). As partial security for the payment of such obligation, all of the shares of DRM common stock owned by the Company have been pledged to Messrs. William J. Russell and Tamie P. Speciale, the former sole stockholders of DRM. In the event the Company is unable to make such $14.5 million payment when due, the pledgees may foreclose on the DRM stock, and the Company would lose its entire equity ownership in the DRM subsidiary.

         In September 2000, the Company completed $500,000 in financing in the form of a loan (the "Brewer Note") from S. Brewer Enterprises, Inc. ("SB Enterprises"), which is owned by one of its officers and directors, Shelby T. Brewer, Chairman of the Board and Chief Executive Officer of the Company. The Brewer Note bears a 9.75% interest rate, payable monthly, with a balloon principal payment at the end of the term. The note was due and payable on March 15, 2001 and was extended under the same terms and conditions until December 31, 2001. The Brewer Note is convertible into common stock at the market price up through December 31, 2001.

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the maturity date of the note until December 31, 2001. Additionally, the conversion feature of the Restated Brewer Note was changed to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 1,041,667 shares. The remaining principal balance of $250,000 is outstanding as of April 15, 2002. The Company has not been notified of the holder's intent to declare a default on the Restated Brewer Note.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. . As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% of the common stock, transferred to the investors a total of 1,000,000 shares of the Company's common stock. All holders of the Weiss Group Note have granted payment extensions until May 31, 2002.

         Effective April 5, 2001, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $0.22 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from February 12, 2001 to June 30, 2001.

         Effective January 24, 2002, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $0.15 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from June 30, 2001 to May 31, 2002.

         On May 23, 2001, a private investor purchased $250,000 of the Company's common stock at the market price. The Company issued to the private investor 1,923,077 shares of common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued to the private investor a 2-year warrant for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until May 13, 2002.


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

         There was no sharing of services in 1999 and 2000, although, insurance costs were allocated between Affiliated Parties when it was beneficial to insure the family of companies under one policy.


SALE OF COMPANY COMMON STOCK BY ENVIRONMENTAL

         In February 1998, Environmental sold (i) 1,381,692 shares of common stock of the Company and (ii) three-year warrants to purchase an aggregate of 150,000 shares of Company common stock at an exercise price equal to $6.00 per share, for an aggregate purchase price of $6.0 million (the "First Tranche Sale") in a private placement (the "Environmental Private Placement") to certain "accredited investors" as defined in Rule 501 of the Securities Act. After deduction of fees and transaction costs associated with the First Tranche Sale totaling approximately $550,000, Environmental received aggregate net proceeds of approximately $5,450,000 from the First Tranche Sale. The shares of the Company's common stock issued and to be issued to the investors in connection with the Environmental Private Placement have been and will be issued from the account of Environmental, which, immediately prior to the First Tranche Sale, owned approximately 52% of the outstanding shares of the Company's common stock.

As of March 31, 1999, Environmental owned approximately 35% of the outstanding shares of Company common stock. [Update]

         Pursuant to the terms of the Environmental Private Placement, Environmental was required to issue up to a maximum of 1,618,308 additional shares of the Company's common stock to the investors, for no additional consideration, in the event that 90% of the average closing bid price of the common stock for a certain period of time is less than the $4.3425 per share purchase price of the common stock sold in the First Tranche Sale. Environmental was required to issue an additional 1,400,981 shares of the Company's stock in satisfaction of the price-reset provisions. (Verify whether these shares have been issued and any effect or beneficial ownership calculations) Environmental will, for a certain period of time, have the right and option (but not the obligation) to require the investors to purchase (i) an aggregate amount of additional shares of the Company's common stock equal to 4,000,000 divided by 90% of the average closing price per share of the common stock for the five trading days immediately prior to the closing date of such sale and (ii) warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price per share equal to the greater of $6.00 or 125% of the per share purchase price of the shares of the Company's common stock sold pursuant to (i) above, for an aggregate purchase price of $4.0 million (the "Second Tranche Sale"). As in the case of the First Tranche Sale, Environmental may be required to issue additional shares of the Company's common stock to the investors in connection with the Second Tranche Sale, for no additional consideration, in the event that 90% of the average closing bid price of the common stock for a certain period of time is less than the per share purchase price of the common stock sold in the Second Tranche Sale.

         Pursuant to the terms of the Environmental Private Placement, if during a certain period of time Environmental sells, or the Company issues, any shares of common stock ("First Future Shares") at a price per share that is less than the per share purchase price of the common stock sold in the First Tranche Sale or Environmental sells, or the Company issues, any shares of common stock ("Second Future Shares") at a price per share that is less than the per share purchase price of the common stock sold in the Second Tranche Sale, Environmental will issue to the investors, for no additional consideration, a number of additional shares of the Company's common stock equal to (a) with respect to First Future Shares, an amount equal to the difference between (i) 6,000,000 divided by the price at which the First Future Shares were sold or issued and (ii) 1,381,692, and (b) with respect to Second Future Shares, an amount equal to the difference between (i) 4,000,000 divided by the price at which the Second Future Shares were sold or issued and (ii) the amount equal to the number of shares of common stock sold in the Second Tranche Sale. Notwithstanding the foregoing, the terms "First Future Shares" and "Second Future Shares" do not include any shares of common stock which may be issued in the future upon conversion or exercise of, or pursuant to the terms of any agreement entered into by the Company or Environmental in respect of, securities of the Company and/or Environmental which have been issued prior to February 9, 1998.

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

FEBRUARY 1998 INTERCOMPANY NOTE

         Upon receipt of the net proceeds of the Environmental Private Placement, Environmental provided a $5,450,000 uncollateralized loan to the Company, evidenced by a promissory note (the "Intercompany Note"). Pursuant to the terms of the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note was payable at the rate of 8% per annum semi-annually in cash. The unpaid principal amount of the Intercompany Note was due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999 or (b) the consummation of any public offering or private placement (other than the Environmental Private Placement) of securities of the Company with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by the Company in the ordinary course of business from any bank or other lending institution, provided that if such funds are raised in a private placement during the period commencing on February 9, 1998 and ending on the last day of the Effective Period, then the Intercompany Note was not payable unless a Registration Statement has been effective for 75 consecutive days and is effective on the date of such repayment. The Company used the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Company debt or to redeem any Company equity or equity-equivalent securities. The Intercompany Note was fully paid off effective September 28, 1998. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--February 1998 Intercompany Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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


SEPTEMBER 1997 INTERCOMPANY CONVERTIBLE NOTE

         In September 1997, Environmental provided a $4.0 million uncollateralized loan to the Company, evidenced by a convertible promissory note (the "Convertible Note"). Pursuant to the terms of the Convertible Note, the Company is obligated to pay Environmental interest only at the rate of 8% per annum, payable quarterly. Unless converted into the Company's common stock at any time, the unpaid principal amount of the Convertible Note is due and payable, together with accrued and unpaid interest, on August 31, 2002. Payment of principal and accrued interest under the Convertible Note is subordinated to all other indebtedness for money borrowed of the Company. Environmental has the right to convert the Convertible Note into shares of the Company's common stock at a conversion price of $3.89 per share. Such conversion price was fixed at approximately 85% of the five-day average closing bid price of the Company's common stock ($4.575 per share) prior to August 22, 1997, the date on which the executive committees of the respective Boards of Directors of the Company and Environmental authorized such loan. In connection with the $4.0 million loan, the Company issued the Environmental a five-year warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $5.0325 per share (approximately 110% of the $4.575 five day average closing bid price of the Company's common stock prior to August 22, 1997).

         In March 1998, the Company prepaid $2.0 million of the Convertible Note by (i) paying Environmental the sum of $500,000 in cash and (ii) transferring to Environmental the LPM Note. (?) To induce Environmental to accept the Company's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into the Company's common stock), the Company issued to Environmental an additional warrant to purchase up to 514,000 shares of the Company's common stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of the Company's common stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000. The remaining balance of this Intercompany Convertible Note was paid off effective September 28, 1998. See "Transactions with Lanxide," "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--September 1997 Intercompany Convertible Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

SALE OF SERIES D PREFERRED STOCK BY ENVIRONMENTAL

         (Did Environmental convert or sell these shares? See p. 27)
         In May and August 1997, Environmental sold an aggregate of 88,000 shares of its 7% Series D Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $100 per share (the "Series D Preferred Stock"), for an aggregate purchase price of approximately $7.8 million. The Series D Preferred Stock is convertible into shares of the Company's common stock held by Environmental, at a conversion price equal to 85% of the lower of
(a) the average of the low prices, or (b) the average of the closing bid prices of the common stock of the Company for the previous five business days ending on the day prior to conversion (the "Average Closing Bid Price"). The conversion price of the Series D Preferred Stock will be equal to certain amounts set forth in the Certificate of Designation, Rights and Preferences for the Series D Preferred Stock if the Average Closing Bid Price of the common stock for any consecutive 30 days is equal to or less than $2.00, provided that in no event will the conversion price of the Series D Preferred Stock be less than $1.50. As of December 31, 1998, the 88,000 shares of Series D Preferred Stock have been converted into an aggregate 4,019,210 shares of the Company's common stock.

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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------  ------------------------------------------------------
          FORM 10-K
          ---------


The following documents are filed as part of this Annual Report:
                                                                                                    Page No.
Financial Statements.
         Commodore Applied Technologies, Inc.

         Independent Auditor's Report......................................................            F-1
         Consolidated Balance Sheet as of December 31, 2001 and 2000.......................            F-2
         Consolidated  Statements of Operations for the years ended December 31, 2002, 2000
         and 1999..........................................................................            F-4
         Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 2001, 2000 and 1999                                                        F-5
         Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999..................................................            F-7
         Notes to Consolidated Financial Statements........................................           F-11

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

10.21 Agreement and Plan of Merger, dated September 27, 1996, by and between the Company CXI-ASE Acquisition Corp. and A.S. Environmental, Inc. (5)
10.22 Agreement of Transfer, dated as of December 1, 1996 by and between the Company and Advanced Sciences. (11)
10.23 Bill of Sale, dated as of December 1, 1996, by and between the Company and Commodore Advanced Sciences, Inc. (11)
10.24 Stock Purchase Agreement, dated as of December 2, 1996, between the Company and Environmental. (6)
10.25 Employment Agreement, dated as of October 31, 1996, between Environmental and Edwin L. Harper. (7)
10.26 Employment Agreement, dated as of October 1, 1996, between the Company and Thomas E. Noel. (5)
10.27               Form of Employment Agreement between  Environmental and Paul
                    E. Hannesson. (8)
10.28               8%  convertible  note for $4.0  million  from the Company to
                    Environmental. (9)
10.29 8% non-convertible note for $5,450,000 from the Company to Environmental. (10)
10.30 Teaming Agreement, dated March 18, 1997, by and between ICF Kaiser Engineers, Inc. and Advanced Sciences.
10.31 Memorandum of Understanding between Lockheed Martin Advanced Environmental Systems, Inc. and Advanced Sciences.
10.32 Services Agreement, dated as of September 1, 1997, by and among the Company, Environmental, Separation, Advanced Sciences and other affiliated companies named therein. (14)
10.33               Amended and Restated 1996 Stock Option Plan. (13)
10.34 Securities Purchase Agreement, dated November 4, 1999, between Commodore Applied Technologies, Inc. and The Shaar Fund Ltd. (16)
10.35 Registration Rights Agreement, dated November 4, 1999, between Commodore Applied Technologies, Inc. and the Shaar Fund Ltd. (16)
10.36 Finder's Agreement, dated August 17, 1999, between Commodore Applied Technologies, Inc. and Avalon Research Group, Inc.
                    (16)
10.37 Securities Purchase Agreement, dated March 15, 2000, between Commodore Applied Technologies, Inc. and The Shaar Fund Ltd.
                    (16)
10.38 Registration Rights Agreement, dated March 15, 2000, between Commodore Applied Technologies, Inc. and the Shaar Fund Ltd.
                    (16)
10.39 Warrant to purchase 340,000 shares of common stock of Commodore Applied Technologies, Inc. issued to William J. Russell. (20)
10.40 Warrant to purchase 340,000 shares of common stock of Commodore Applied Technologies, Inc. issued to Tamie P. Speciale. (20)
10.41 Warrant to purchase 300,000 shares of common stock of Commodore Applied Technologies, Inc. issued to Diane Archangeli. (20)
10.42 Warrant to purchase 20,000 shares of common stock of Commodore Applied Technologies, Inc. issued to Arthur Berry & Company, Inc. (20)
10.43               Specimen Form of Common Stock Certificate. (1)
10.44               Promissory Note, dated September 15, 2000,  issued to Shelby
                    T. Brewer in the principal amount of $500,000. (20)

10.45 Registration Rights Agreement, dated September 15, 2000 issued to Shelby T. Brewer. (20)
10.46 Stock Pledge Agreement, dated September 15, 2000 between Commodore Environmental Technologies, Inc., and Shelby T. Brewer. (20)
10.47 Warrant to purchase 100,000 shares of common stock of Commodore Applied Technologies, Inc. issued to Shelby T. Brewer. (20)
10.48 Amended and Restated Promissory Note, dated September 15, 2000, issued to Shelby T. Brewer in the principal amount of $500,000. (20)
10.49 Registration Rights Agreement, dated March 15, 2001 issued to Shelby T. Brewer. (20)
10.50 Secured Promissory Note, dated November 13, 2000, issued to Klass Partners Ltd. in the principal amount of $250,000.
                    (20)
10.51 Secured Promissory Note, dated November 13, 2000, issued to Mathers Associates in the principal amount of $150,000. (20)
10.52 Secured Promissory Note, dated November 13, 2000, issued to Jon Paul Hannesson in the principal amount of $75,000. (20)
10.53 Secured Promissory Note, dated November 13, 2000, issued to Stephen A. Weiss in the principal amount of $25,000. (20)
10.54 Amended and Restated Stock Purchase Agreement, dated August 30, 2000, by and among Commodore Applied Technologies, Inc., Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale. (18)
10.55 Securities Purchase Agreement, dated November 13, 2000, by and among Commodore Applied Technologies, Inc., Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Ltd., Jon Paul Hannesson and Stephen A. Weiss.
                    (20)
10.56 Security Agreement, dated November 13, 2000 by and among Mathers Associates, Klass Partners, Ltd., Jon Paul Hannesson, Stephen A. Weiss and Commodore Applied Technologies, Inc. (20)
10.57 Registration Rights Agreement, dated November 13, 2000, among Mathers Associates, Klass Partners, Ltd., Jon Paul
                    Hannesson, Stephen A. Weiss and Commodore Applied Technologies, Inc. (20)
10.58 Dispute Resolution Management, Inc. Undertaking Letter, dated November 13, 2000. (20)
10.59 Nationwide Permit Extension for PCB Disposal issued by the EPA to Commodore Remediation Technologies, Inc. (20)
10.60 Contract between Commodore Solutions and Waste Control Specialists dated February 12, 2000. (20)
10.70 Conversion Notice, dated April 9, 2001 between S. Brewer Enterprises, Inc. and the Company for the conversion of $250,000 of the Restated Brewer Note. (20)
10.71 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated April 16, 2001, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Jon Paul Hannesson and Stephen A. Weiss. (20)
10.72 Klass Partners Ltd. Agreement for Amendment of CXI Bridge Loan Documents, dated April 16, 2001, by the Company and Klass Partners, Ltd. (20)
10.73 Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers Associates. (20)
10.74 Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul Hannesson. (20)
10.75 Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S. Hannesson. (20)
10.76 Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A. Weiss. (20)
*10.77 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated April 16, 2001, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen
                    A. Weiss.

*10.78 Warrant to purchase 222,222 shares of common stock of the Company issued to Klass Partners.
*10.79 Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers Associates.
*10.80 Warrant to purchase 41,666 shares of common stock of the Company issued to Jon Paul Hannesson.
*10.81 Warrant to purchase 41,666 shares of common stock of the Company issued to Krista S. Hannesson.
*10.82 Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A. Weiss.
*10.83 Securities Purchase Agreement dated May 22, 2001, between Commodore Applied Technologies, Inc., and Dr. Marion Dana.
*10.84 Registration Rights Agreement dated May 22, 2001, between Commodore Applied Technologies, Inc., and Dr. Marion Dana.
*10.85 Warrant to purchase 500,000 shares of common stock of the Company issued to Dr. Marion Dana.
*10.86              Secured  Promissory  Note,  dated June 13,  2001,  issued to
                    Milford Capital & Management in the principal amount of $500,000.
*10.87 Secured Promissory Note, dated June 13, 2001, issued to the Shaar Fund, Ltd. in the principal amount of $500,000.
*10.88 Registration Rights Agreement dated June 13, 2001, between Commodore Applied Technologies, Inc., and Milford Capital & Management.
*10.89 Registration Rights Agreement dated June 13, 2001, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd.
*10.90 Warrant to purchase 166,667 shares of common stock of the Company issued to Milford Capital & Management.
*10.91 Warrant to purchase 166,667 shares of common stock of the Company issued to the Shaar Fund, Ltd.
10.92 Amended and Restated Stock Purchase Agreement, dated September 21, 2001, by and among Commodore Applied Technologies, Inc., Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale. (21)
10.93 Amended and Restated Stock Purchase Agreement, dated October 31, 2001, by and among Commodore Applied Technologies, Inc., Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale. (22)
*10.94 Forbearance Agreement dated January 11, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management.
*10.95 Forbearance Agreement dated January 11, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd.
*10.96 Forbearance Agreement dated February 13, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management.
*10.97 Forbearance Agreement dated February 13, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd.
*10.98 Forbearance Agreement dated March 13, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management.

*10.99              Forbearance   Agreement   dated  March  13,  2002,   between
                    Commodore  Applied  Technologies,  Inc., and the Shaar Fund,
                    Ltd.
*10.100             LLC  Agreement,  dated  April  2,  2002,  between  Technical
                    Resources, Inc. (a wholly owned subsidiary of Nuvotec, Inc.)
                    and Commodore Government Environmental Technologies, Inc.
16.1                Letter regarding change in certifying accountant. (12)
16.2                Letter regarding change in certifying accountant. (17)
*22.1               Subsidiaries of the Company.
99.1                Debt Repayment Agreement,  dated September 28, 1998, between the Company and Environmental. (15)
99.2                Registration  Rights  Agreement,  dated  September 28, 1998, between the Company and Environmental. (15)

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

(20) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on May 04, 2001 (File No. 1-11871).

(21) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2001 (File No. 1-11871).

(22) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2001 (File No. 1-11871).




Reports on Form 8-K:
--------------------


         1. The Company filed a Current Report on Form 8-K, dated January 18, 2001, with respect to a press release regarding the appointment of Shelby T. Brewer as our new President and Chief Executive Officer and the resignation of Paul E. Hannesson as President and Chief Executive Officer.

         2. The Company filed a Current Report on Form 8-K, dated September 26, 2001, regarding a 30-day extension to its repurchase obligation under the Stock Purchase Agreement with Dispute Resolution Management, Inc., until October 29, 2001.

         3. The Company filed a Current Report on Form 8-K, dated October 31, 2001, regarding an 80-day extension to its repurchase obligation under the Stock Purchase Agreement with Dispute Resolution Management, Inc., until January 16, 2002.

         4. The Company filed a Current Report on Form 8-K, dated January 16, 2002, regarding a 120-day extension to its repurchase obligation under the Stock Purchase Agreement with Dispute Resolution Management, Inc., until May 16, 2002.

SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2002               COMMODORE APPLIED TECHNOLOGIES, INC.

                                    By: /s/ James M. DeAngelis
                                       -----------------------------------------
                                       James M. DeAngelis, Senior Vice President
                                       and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Shelby T. Brewer      Chairman of the Board and Chief         April 15, 2002
-----------------------   Executive Officer (principal
Shelby T. Brewer          executive officer)

/s/ James M. DeAngelis    Senior Vice President and Chief         April 15, 2002
-----------------------   Financial Officer (principal
James M. DeAngelis        financial officer)

/s/ Bentley J. Blum       Director                                April 15, 2002
-----------------------
Bentley J. Blum

/s/ Herbert A. Cohen      Director                                April 15, 2002
-----------------------
Herbert A. Cohen

/s/ Paul E. Hannesson     Director                                April 15, 2002
-----------------------
Paul E. Hannesson

/s/ David L. Mitchell     Director                                April 15, 2002
-----------------------
David L. Mitchell

/s/ Edward L. Palmer      Director                                April 15, 2002
-----------------------
Edward L. Palmer

/s/ William R. Toller     Director                                April 15, 2002
-----------------------
William R. Toller

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         The Company has not sent to its security holders any annual report or proxy material during the 2001 fiscal year.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2001 and 2000

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES

                                                                           Index
--------------------------------------------------------------------------------




                                                                            Page
                                                                            ----

Commodore Applied Technologies, Inc.

     Independent Auditors' Report                                           F-1


     Consolidated Balance Sheet as of December 31, 2001 and 2000            F-2


     Consolidated Statements of Operations for the years ended
       December 31, 2001, 2000 and 1999                                     F-3


     Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 2001, 2000 and 1999                     F-4


     Consolidated Statements of Cash Flows for the years
       ended December 31, 2001, 2000 and 1999                               F-6


     Notes to Consolidated Financial Statements                             F-9

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Commodore Applied Technologies, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        TANNER+CO.

Salt Lake City, Utah
February 22, 2002


-----------------------------------------------------------------------------------------------------------


                                                                              2001              2000
                                                                       ------------------------------------
              Assets
              ------
Current assets:
     Cash and cash equivalents                                         $            1,271   $         1,980
     Accounts receivable, net                                                         817             4,536
     Prepaid assets and other current assets                                          373               625
                                                                       ------------------------------------

              Total current assets                                                  2,461             7,141

Property and equipment, net                                                           724             1,983

Intangible assets:
     Goodwill, net of accumulated amortization of $1,686
       and $419, respectively                                                      23,409            24,676
     Covenants not to compete, net of accumulated
       amortization of $700 and $175, respectively                                  1,925             2,450
     Patents and completed technology, net of accumulated
       amortization of $1,375 and $613, respectively                                  100               862
                                                                       ------------------------------------

              Total intangible assets                                              25,434            27,988

Other assets                                                                           36               361
                                                                       ------------------------------------

              Total assets                                             $           28,655   $        37,473
                                                                       ------------------------------------



------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.



                                                                        COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                            AND SUBSIDIARIES
                                                                                  Consolidated Balance Sheet

                                                                                  December 31, 2001 and 2000
                                                                        (Amounts in thousands except shares)
------------------------------------------------------------------------------------------------------------


                                                                                2001             2000
                                                                          ----------------------------------
              Liabilities and Stockholders' Equity
              ------------------------------------
Current liabilities:
     Accounts payable                                                     $          1,422   $         2,490
     Related party payable                                                             160               247
     Current portion of long-term debt                                               2,650             2,650
     Line of credit                                                                    108             1,459
     Notes payable                                                                  15,655            14,682
     Other accrued liabilities                                                       2,037             2,489
                                                                          ----------------------------------

              Total current liabilities                                             22,032            24,017

Long-term debt                                                                       4,430             5,182
                                                                          ----------------------------------

              Total liabilities                                                     26,462            29,199

Minority interest in subsidiary                                                        622               419
Commitments and contingencies                                                            -                 -
Stockholders' Equity:
     Convertible Preferred Stock, Series E and F, par value
       $.001 per share, aggregate liquidation value of
       $5,403,000 and $7,332,000 at December 31, 2001 and
       2000, respectively, 12% cumulative dividends, 601,700
       shares authorized, 410,200 shares and 556,700 shares
       issued and outstanding at December 31, 2001 and 2000,
       respectively                                                                      -                 1
     Common Stock, par value $.001 per share, 125,000,000
       shares authorized, 55,417,354 and 48,330,385 issued
       and outstanding, at December 31, 2001 and 2000,
       respectively                                                                     55                48
     Additional paid-in capital                                                     66,759            66,495
     Accumulated deficit                                                           (65,243)          (58,689)
                                                                          ----------------------------------

              Total stockholders' equity                                             1,571             7,855
                                                                          ----------------------------------

              Total liabilities and stockholders' equity                  $         28,655   $        37,473
                                                                          ----------------------------------


------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                    F-2


                                                                      COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                          AND SUBSIDIARIES
                                                                      Consolidated Statement of Operations

                                                              Years Ended December 31, 2001, 2000 and 1999
                                                              (Amounts in thousands except per share data)
----------------------------------------------------------------------------------------------------------

                                                                       2001         2000          1999
                                                                   ---------------------------------------

Revenue                                                            $     10,551  $     20,631  $    18,147
                                                                   ---------------------------------------

Costs and expenses:
   Cost of revenues                                                       3,369        14,452       16,127
   Research and development                                                 423           993        1,145
   General and administrative                                             6,643         6,989        4,037
   Depreciation and amortization                                          2,491         1,471          696
   Impairment of machinery                                                  776             -            -
   Impairment of patents                                                    627             -            -
   Impairment of goodwill                                                     -         6,586            -
   Minority interest                                                        203           341            -
                                                                   ---------------------------------------

         Total costs and expenses                                        14,532        30,832       22,005
                                                                   ---------------------------------------

Loss from operations                                                     (3,981)      (10,201)      (3,858)

Interest income                                                              76            67           39
Interest expense                                                         (2,354)       (1,307)        (166)
Equity in losses of unconsolidated subsidiary                              (295)            -            -
                                                                  ---------------------------------------

Loss before income taxes                                                 (6,554)      (11,441)      (3,985)
Income tax benefit                                                            -             -            -
                                                                   ---------------------------------------

Net loss                                                           $     (6,554) $    (11,441) $    (3,985)
                                                                   ---------------------------------------

Net loss per share - basic and diluted                             $       (.13) $       (.34) $      (.16)
                                                                   ---------------------------------------

Number of weighted average shares outstanding                            53,241        35,866       24,819
                                                                   ---------------------------------------


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



                                                                                   COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                                       AND SUBSIDIARIES
                                                                         Consolidated Statement of Stockholders' Equity

                                                                          Years Ended December 31, 2001, 2000, and 1999
                                                                                   (Amounts in thousands except shares)
-----------------------------------------------------------------------------------------------------------------------



                                            Preferred Stock       Common Stock              Additional
                                       -------------------------------------------------     Paid-In       Accumulated
                                         Shares      Amount       Shares      Amount         Capital         Deficit
                                       --------------------------------------------------------------------------------

Balance January 1, 1999                  51,489      $    -    23,702,263    $     24    $    55,147      $     (43,263)

Conversion of series B, C, and D
preferred stock into common stock       (51,489)          -     7,258,533           7             (7)                 -

Issuance of Series E Convertible
preferred stock at redemption value     335,000           -             -           -          2,030                  -

Warrants issued in connection with
Series E convertible preferred stock          -           -             -           -             60                  -

Preferred stock dividends                     -           -             -           -            (63)                 -

Exercise of stock options                     -           -         2,142           -              1                  -

Net loss                                      -           -             -           -              -             (3,985)
                                       --------------------------------------------------------------------------------

Balance, December 31, 1999              335,000           -    30,962,938          31         57,168            (47,248)

Issuance of Series F convertible
preferred stock at redemption value     266,700           1             -           -          1,770                  -

Conversion of series E and F
preferred stock into common stock       (45,000)          -       440,581           -              -                  -

Warrants issued in compensation
with short term note payable
to affiliated party                                       -             -           -             89                  -

Issuance of common stock for private
placement fee                                 -           -       100,000           -              -                  -

Issuance of common stock and warrants
in acquisition                                -           -    15,500,000          16          7,506                  -

Preferred stock dividends                     -           -             -           -           (634)                 -


-----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                               F-4



                                                                                   COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                                       AND SUBSIDIARIES
                                                                         Consolidated Statement of Stockholders' Equity
                                                                                                              Continued

-----------------------------------------------------------------------------------------------------------------------



                                            Preferred Stock       Common Stock              Additional
                                       -------------------------------------------------     Paid-In       Accumulated
                                         Shares      Amount       Shares      Amount         Capital         Deficit
                                       --------------------------------------------------------------------------------

Exercise of stock options                     -           -     1,326,866           1            596                  -

Net loss                                      -           -             -           -              -           (11,441)
                                    -----------------------------------------------------------------------------------

Balance, December 31, 2000              556,700           1    48,330,385          48         66,495            (58,689)

Conversion of Series E and F
Preferred Stock into common
stock                                  (146,500)         (1)    4,072,225           4             (3)                 -


Sale of common stock for cash                 -           -     1,973,077           2            146                  -

Sale of warrants for cash                     -           -             -           -            105                  -

Conversion of debt to common
stock                                         -           -     1,041,667           1            249                  -

Issuance of warrants in
financing agreements                          -           -             -           -            175                  -

Preferred stock dividends                     -           -             -           -           (408)                 -

Net loss                                      -           -             -           -              -             (6,554)
                                       --------------------------------------------------------------------------------

Balance, December 31, 2001              410,200      $    -    55,417,354    $     55    $    66,759      $     (65,243)
                                       --------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                               F-5


                                                                      COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                          AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows

                                                             Years Ended December 31, 2001, 2000, and 1999
                                                  (Amounts in thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------

                                                                   2001           2000           1999
                                                              --------------------------------------------
Cash flows from operating activities:
   Net loss                                                   $       (6,554)  $     (11,441)  $    (3,985)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation, amortization and impairment                         2,491           1,471           696
     Loss on disposition of property and equipment                         -              12             -
     Interest expense from common stock                                  167             333             -
     Impairment of goodwill                                                -           6,586             -
     Impairment of machinery                                             776               -             -
     Impairment of patents                                               627               -             -
     Loss from unconsolidated subsidiary                                 295               -             -
     Provision for related party bad debt                                  -             109             -
     Minority interest in subsidiary income                              203             341             -
     Amortization of debt discount                                     1,903             718             -
   Changes in assets and liabilities:
     Accounts receivable, net                                          3,719            (827)         (410)
     Restricted cash                                                       -              21             -
     Prepaid assets                                                      208             414           (95)
     Accounts payable and accrued liabilities                         (1,928)            261           889
                                                              --------------------------------------------

         Net cash provided by (used in)
         operating activities                                          1,907          (2,002)       (2,905)
                                                              --------------------------------------------

Cash flows from investing activities:
   Equipment purchased or constructed                                    (51)           (114)         (353)
   Patents acquired                                                        -             (36)         (113)
   Purchase of Dispute Resolution Management, Inc.,
     net of cash acquired                                                  -             508             -
   Contribution from minority interest in DRM                              -              78             -
   Advances to related parties, net                                      (87)            (97)         (135)
   Contributions to affiliate                                              -            (325)            -
                                                              --------------------------------------------

         Net cash (used in) provided by
         investing activities                                           (138)             14          (601)
                                                              --------------------------------------------

  Cash flows from financing activities:
     Proceeds from sale of common stock and warrants                     253             597             1
     Proceeds from sale of preferred stock                                 -           1,771         2,090
     Preferred stock dividends                                             -            (214)          (63)
     (Repayments)/borrowings under line of credit                     (1,351)           (256)          587
     Borrowings on debt and warrants                                   1,000           1,000         1,000
     Payments on long term debt and notes payable                     (2,380)           (727)          (89)
                                                              --------------------------------------------

           Net cash (used in) provided by
           financing activities                                       (2,478)          2,171         3,526
                                                              --------------------------------------------

  (Decrease) increase in cash and cash equivalents                      (709)            183            20

  Cash and cash equivalents, beginning of year                         1,980           1,797         1,777
                                                              --------------------------------------------

  Cash and cash equivalents, end of year                      $        1,271   $       1,980   $     1,797
                                                              --------------------------------------------

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


                                                                      COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                          AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued
----------------------------------------------------------------------------------------------------------

Supplemental disclosure of
  cash flow information:

     Cash paid during the year for:

              Interest                                        $          281   $         158   $       166
                                                              --------------------------------------------

              Income taxes                                    $            -   $           -   $         -
                                                              --------------------------------------------


Non-Cash Investing and Financing Activities:

2001
----

         o A debtholder converted $250 of debt to 1,041,667 shares of common stock

         o The Company recorded $408 of unpaid dividends to holders of preferred stock

         o    The Company financed prepaid assets with notes payable of $123

         o    The Company issued warrants valued at $70 with a debt issuance

         o The Company received equipment with book value of $30 from an unconsolidated subsidiary

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

2000 - Continued
----

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
                                                                  --------------


         o A shareholder of the Company transferred 100,000 shares of its common stock in the Company to holders of notes payable from the Company. The common stock was valued at $500 with $167 considered prepaid and $333 expensed as interest.

         o The Company issued a warrant valued at $89 in connection with a debt issuance.

         o The Company converted 45,000 shares of Series E & F Preferred Stock to 440,581 shares of common stock.

         o The Company financed equipment and prepaid assets with notes payable and long-term debt of $459.

         o The Company accrued $420 of unpaid dividends to holders of Preferred Stock.

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

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2001 and 2000
                                  (In thousands except share and per share data)
--------------------------------------------------------------------------------

1.   Summary of         Background
     Significant        Commodore  Applied  Technologies,  Inc. and subsidiaries
     Accounting         ("Applied"),   is   engaged  in  the   destruction   and
     Policies           neutralization  of hazardous waste from other materials.
                        Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs).

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


                        Principles of Consolidation
                        The consolidated financial statements include the accounts of Applied and its majority-owned subsidiaries. Dispute Resolution Management, Inc. is included in the consolidated operations from August 30, 2000 (date of acquisition) (see Note 6). All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., was accounted for under the lower of cost or market at December 31, 2000. During the year ended December 31, 2001, the joint venture was dissolved, and the Company's share of the related loss was included in losses of unconsolidated subsidiaries.


--------------------------------------------------------------------------------
                                                                             F-9

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Summary of         Cash and Cash Equivalents
     Significant        Applied   considers   cash  and   highly   liquid   debt
     Accounting         instruments with original  maturities of three months or
     Policies           less at the date of purchase to be cash equivalents.
     Continued
                        Concentration of Credit Risk and Significant Customers
                        Applied maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.
                        Applied has not experienced any losses in such accounts.

                        With respect to trade receivables, Applied generally does not require collateral as the majority of Applied's services are performed for the U.S. Government and prime contractors that serve the U.S. Government. Applied believes it is not exposed to any significant credit risk on cash, cash equivalents and trade receivables.

                        Sales to major customers which exceeded 10 percent of revenues are as follows:


                                             Years Ended December 31,
                                    ------------- -------------- ---------------
                                        2001          2000            1999
                                    ------------- -------------- ---------------

                      Customer A    $      3,252  $       1,476  $        3,692
                      Customer B    $      1,148  $         742  $        1,006
                      Customer C    $          -  $      11,618  $       12,287

                        The contract with Customer C ended on December 31, 2000.

                        Risk and Uncertainty
                        Applied's operations involving the separation and destruction of PCBs requires a permit from the EPA. Applied had a valid nationwide permit related to the treatment of PCBs in certain substances. The permit expired September 15, 2001. Applied is currently in the process of applying for a renewal of the permit. Until the permit is reviewed, Applied is not permitted to service any contracts which utilize Applied's separation and destruction technology related to the treatment of PCB's. Presently, there is no information to suggest that the EPA will not renew Applied's permit or grant them the requested revision.

--------------------------------------------------------------------------------
                                                                            F-10

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Summary of         Property and Equipment
     Significant        Property   and   equipment   are   recorded   at   cost.
     Accounting         Improvements  which  substantially  increase  the useful
     Policies           lives of assets are capitalized. Maintenance and repairs
     Continued          are expensed as incurred.  Upon  retirement or disposal,
                        the  related  cost  and  accumulated   depreciation  are
                        removed  from the  respective  accounts  and any gain or
                        loss  is  recorded  in  the  Statement  of   Operations.
                        Provisions   for   depreciation   are  computed  on  the
                        straight-line method based on the estimated useful lives of the assets which range from 3-5 years.

                        Intangible Assets
                        Goodwill represents the fair value of securities issued plus the fair value of net liabilities assumed in connection with the acquisition of DRM (see Note 6). Goodwill is being amortized on a straight-line basis over its estimated 20 year life. Completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories, Inc. ("Labs"). Completed technology and patents are being amortized on a straight-line basis over their estimated 7 and 17 year lives, respectively. Covenants to compete are amortized over 5 years which is the life of the covenant (see Note
                        6).

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

                        During the year ended December 31, 2001 the Company recorded an impairment on its equipment and related patents of completed technology of $776 and $627, respectively.

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

--------------------------------------------------------------------------------
                                                                            F-11

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Summary of         Revenue Recognition
     Significant        Substantially all of Applied's revenues are generated by
     Accounting         its subsidiaries, CASI and DRM. CASI revenues consist of
     Policies           engineering  and scientific  services  performed for the
     Continued          U.S.  Government  and prime  contractors  that serve the
                        U.S. Government under a variety of contracts, most of which provide for unit prices. Revenue under unit price contracts are recorded when the services are provided.

                        Prior to 2001, most of CASI's contracts provided for reimbursement of costs plus fixed fees. Direct and indirect contract costs incurred in reimbursement plus cost contracts are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and have established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited CASI's contracts through 1996. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

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

--------------------------------------------------------------------------------
                                                                            F-12

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Summary of         Stock-Based Compensation
     Significant        Compensation  costs  attributable  to stock  option  and
     Accounting         similar  plans are  recognized  based on any  difference
     Policies           between the quoted market price of the stock on the date
     Continued          of the grant over the amount the employee is required to
                        pay to acquire the stock (in the intrinsic  value method
                        under Accounting Principles Board Opinion 25). SFAS 123,
                        "Accounting  for  Stock-Based   Compensation,"  requires
                        companies electing to continue to use the intrinsic value method to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Applied has adopted the disclosure only provisions of SFAS 123.

                        Fair Value of Financial Instruments
                        The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, notes receivable, cash equivalents, long term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. The Company has reflected in the financial statements debt discounts which are being amortized over the estimated lives of the obligations. The debt discounts bring the obligations to a market rate of interest. The fair value of these financial instruments approximate the recorded book value as of December 31, 2001 and 2000.

                        Use of Estimates
                        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

--------------------------------------------------------------------------------
                                                                            F-13

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



2.   Going              The accompanying  consolidated financial statements have
     Concern            been  prepared  under the  assumption  that Applied will
                        continue   as   a   going   concern.   Such   assumption
                        contemplates   the   realization   of  assets   and  the
                        satisfaction  of  liabilities  in the  normal  course of
                        business.   As  shown  in  the  consolidated   financial
                        statements,  Applied incurred losses for the years ended
                        December 31, 2001, 2000 and 1999. Applied also has a working capital deficit at December 31, 2001. The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

                        Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.



3.   Receivables        The  components of Applied's  trade  receivables  are as
                        follows as of December 31, 2001 and 2000:

                                                      2001            2000
                                                --------------------------------

 Contract receivables:
   Amounts billed                               $          1,202  $       4,807
   Retainages                                                 26             25
                                                --------------------------------

                                                           1,228          4,832

 Less:  Allowance for doubtful accounts
   and potential disallowances                              (411)          (296)
                                                --------------------------------

          Total receivables, net                $            817  $       4,536
                                                --------------------------------


--------------------------------------------------------------------------------
                                                                            F-14

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


3.   Receivables        The balances  billed but not paid by customers  pursuant
     Continued          to  retainage  provisions  are due upon  completion  and
                        acceptance of the contracts.

                        Substantially all of CASI trade receivables are pledged to collateralize its line of credit (see Note 8).


4.   Property           Property and equipment consist of the following:
     and
     Equipment                              Average          December 31
                                          Useful Life     2001        2000
                                         --------------------------------------

  Machinery and equipment                      3           $   599    $  2,386
  Furniture and fixtures                       5               469         417
  Computer equipment                           4               882         944
  Leasehold improvements                       5                19          19
                                                       ------------------------

                                                             1,969       3,766

  Less:  accumulated depreciation
    and amortization                                        (1,245)     (1,783)
                                                       ------------------------

    Total property and equipment                           $   724    $  1,983
                                                       ------------------------


                        During the year ended  December  31, 2001 an  impairment
                        loss  of  $776  was  recorded   against  the   machinery
                        equipment.


5.   Other Assets       Applied  had  an  investment  in a  joint  venture  with
                        Teledyne Environmental, Inc. (LLC). Applied did not record its equity in the losses of the LLC in 2000 and 1999 as the LLC agreement states that members of the LLC can only be asked to fund approved capital calls and Applied has no obligation to fund these 2000 and 1999 losses. During the year ended December 31, 2001, the joint venture was dissolved, and the Company's share of the related loss to dissolve the joint venture was included in losses of unconsolidated subsidiaries. The
                        Company  recorded  a loss of $295,  for the  year  ended
                        December 31, 2001, from its investment in the joint venture.

--------------------------------------------------------------------------------
                                                                            F-15

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


5.   Other Assets       The   Company   received   its   equipment   back  as  a
     Continued          distribution  in  dissolving  the  joint  venture.   The
                        Company recorded the equipment at the net book value of the joint venture which is the lower of cost or market.

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

                        Under terms of the current agreement, Applied purchased 81% of the issued and outstanding capital stock of DRM from the two existing shareholders. The consideration to these shareholders (and their designees) consisted of:

                        a) 10.5 million shares of Applied common stock. Of these 10.5 million shares, 9.5 million shares are subject to a one-year option to repurchase any or all shares. The option has been extended and currently expires May 16, 2002.
                        b) 5 million shares of Applied common stock in exchange for an option to purchase the remaining 19% interest in DRM. The option expires after five years and the option price will be based upon the relative appraised values of DRM and Applied at the time of purchase.
                        c) Five-year warrants to purchase up to an aggregate of 1.0 million shares of Applied common stock at an exercise price of $2.00 per share.
                        d) Quarterly earn-out distributions equal to 35% of the cash flow of DRM over an earn-out period commencing as of September 1, 2000 and ending December 31, 2005. Applied has agreed that if DRM has not distributed to these shareholders a total of $10.0 million in cash in earn-out payments by December 31, 2003, Applied will make up the difference between $10.0 million and the actual cash distributed. This difference can be paid in cash or Applied common shares at Applied's sole discretion.

--------------------------------------------------------------------------------
                                                                            F-16

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



6.   Acquisition        Applied has an absolute and  irrevocable  obligation  to
     of Dispute         repurchase, by the end of the option period, that number
     Resolution         of 9.5 million shares of Applied common stock  necessary
     Management         to provide the  holders of those  shares with a total of
     Continued          $14.5 million. It is Applied's intention to exercise its
                        option to reacquire  these shares  during the period and
                        sell these shares to generate the cash necessary to meet
                        the  $14.5  million   obligation.   The  obligation  was
                        recorded as a note payable and interest has been imputed on the note payable to record debt at the time of acquisition of $13,122.

                        The former owners of DRM have entered into five-year employment agreement with DRM providing for starting salaries of $262 per year, with annual increases of not more than 5%. In addition, these individuals have entered into five-year non-competition agreements with DRM.

                        Applied has valued the consideration given as follows:

                9.5 million option common shares                  $      13,122
                5.0 million common shares                                 5,469
                1.0 million common shares                                 1,094
                Warrants to purchase 1.0 million shares                     959
                Future payment guarantee                                 10,000
                Imputed interest on future payment guarantee             (2,588)
                                                                  --------------

                   Total                                          $      28,056
                                                                  --------------

                        DRM's equity at the date of acquisition was $414. Applied's 81% share of this equity was $336.

                        Applied    recorded   the    difference    between   the
                        consideration given of $28,056 and its ownership in DRM equity of $336 as follows:

                        Covenants not to compete                  $       2,625
                        Goodwill                                         25,095
                                                                  --------------

                                  Total                           $      27,720
                                                                  --------------


--------------------------------------------------------------------------------
                                                                            F-17

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


6.   Acquisition        Covenants  not  to compete  are  amortized  over their 5
     of Dispute         year life.  Goodwill is amortized over 20 years.
     Resolution
     Management
     Continued

7.   Other              Other accrued liabilities consist of the following:
     Accrued
     Liabilities                                        2001           2000
                                                ------------------------------

     Dividend payable                           $         816 $           408
     Compensation and employee benefits                   658             652
     Loss reserve                                         200             357
     Related parties                                      185             185
     Accrued consulting                                     -             185
     Severance payments                                     -              76
     Other                                                 178             626
                                                ------------------------------

                                                $       2,037 $         2,489
                                                ------------------------------

8.  Line of             At  December  31,  2001  and  2000,  CASI had a $108 and
    Credit              $1,459 outstanding balance, respectively, on a revolving
                        line of credit.  The line of credit is not to exceed 85%
                        of  eligible  receivables  or $2,500 and is due  October
                        2002 with  interest  payable  monthly  at prime plus 2.0
                        percent (6.75% at December 31, 2001). The credit line is
                        collateralized  by the assets of CASI and is  guaranteed
                        by  Applied.   The  line  of  credit  contains   certain
                        financial covenants and restrictions including minimum ratios that CASI must satisfy.

--------------------------------------------------------------------------------
                                                                            F-18

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


9.  Notes Payable       Notes payable consist of the following at December 31:


                                                    2001            2000
                                               -------------------------------

 Obligation to minority shareholders of DRM
 wherein the minority shareholders are to
 receive $14,500 cash from the Company
 through the repurchase of the 9.5 million
 option common shares issued to the minority
 shareholders' (see note 6).  The Company has
 imputed an interest rate of 10.5% on the
 obligation which is secured by Commodore's
 ownership of DRM.  The obligation was
 originally due in August 2001 and has been
 extended through May 2002                      $       14,500 $       14,500


 Unamortized discount for imputed interest
 rate through original maturity date of
 August 2001.                                                -           (919)

 Notes payable to individuals with interest at
 15%, due in aggregate monthly installments,
 beginning in July 2001, of $83,33 plus
 interest, maturing through June 2002.  In
 connection with the notes, Applied issued
 warrants to purchase 333,334 shares of stock
 which were valued at $70,000 and recorded as a
 discount on the notes to be amortized over
 their respective terms                                     583             -

 Unamortized discount for warrants                          (18)            -


--------------------------------------------------------------------------------
                                                                            F-19

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


9.  Notes Payable
    Continued

 Notes payable to individuals with interest at
 12%, originally due February 13, 2001 and
 extended until May 31, 2002, secured by DRM
 accounts receivable.  In connection with this
 note, one of the majority shareholders of the
 Company sold 1 million shares of the Company's
 common stock it owned to the note holders at a
 discount.  The discounted amount of $500,000
 was recorded as interest expense over the
 original term of the loan                                  216           500

 Note payable to an officer of the Company with
 interest at 9.75%.  The note is unsecured and
 is convertible into common stock of the Company
 at the market rate of the common stock.  During
 2001 the officer converted $250,000 of the note
 for 1,041,667 shares of common stock.  The note
 was originally due March 15, 2001 but has been
 extended until December 31, 2001.  The Company
 also has imputed a discount for warrants issued
 for $89 in connection with the note which is
 being amortized over the original term of the
 note                                                       250           500

 Unamortized discount imputed for warrants                    -           (29)

 Notes payable to an insurance company with
 interest at 8.18%, secured by an insurance
 contract and due December 2001.
                                                           124            130
                                               -------------------------------

                                                $       15,655 $       14,682
                                               -------------------------------


--------------------------------------------------------------------------------
                                                                            F-20

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



10.   Long-Term         The Company has the following long-term debt at December
      Debt              31:

                                                    2001            2000
                                               -------------------------------

 Obligation to the minority shareholders of
 DRM wherein the Company has guaranteed to
 distribute 35% of the cash flows of DRM to
 the 19% minority shareholders in amounts not
 less than $10,000 by December 31, 2003 (see
 note 6).  The Company has imputed interest
 on the obligation at 10.5%, and the
 obligation is secured by the Company's
 ownership of DRM.  The Company has also
 estimated the current and long-term portions
 of the obligation                             $        8,583 $       10,000

 Unamortized discount for imputed interest
 rate                                                  (1,592)        (2,389)

 Notes payable to an entity requiring monthly
 payments of $11, plus interest at 8.5%
 secured by an insurance contract                          89            221
                                               -------------------------------

                                                         7,080          7,832

 Less current maturities                                (2,650)        (2,650)
                                               -------------------------------

                                                $        4,430 $        5,182
                                               -------------------------------

                        Future maturities on long-term debt are as follows:

                        Year
                        ----
                        2002                                      $       2,650
                        2003                                              4,430
                                                                  -------------

                        Total                                     $       7,080
                                                                  -------------

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

                        The provision for income taxes for the years ended December 31 results in an effective tax rate which differs from federal income tax rates as follows:

                                          2001         2000          1999
                                      -----------------------------------------

 Expected tax benefit at federal
   statutory rate                     $     (2,228) $     (3,890) $     (1,355)
 State income tax benefit, net of
   federal income tax benefit                 (393)         (686)         (239)
 Interest accretion                            753           333             -
 Other                                         226           453             -
 Change in valuation allowance               1,642         3,790         1,594
                                      -----------------------------------------

      Income tax benefit              $          -  $           - $           -
                                      -----------------------------------------

                        The components of the net deferred tax as of December 31, are as follows

                                          2001          2000
                                      ---------------------------

      Reserve for uncollectable
        receivables and potential
        disallowances                 $         226   $      242
      Depreciation and Amortization             (41)          88
      Net operating loss carryforward        11,500       10,192
      Impairment charges                      2,480        2,034
      Other                                      99           66
                                      ---------------------------

                                             14,264       12,622

      Valuation allowance                   (14,264)     (12,622)
                                      ---------------------------

          Net deferred taxes          $           -   $       -
                                      ---------------------------


                        Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 2001, 2000 and 1999, Applied has established a valuation allowance for the entire amount of net deferred tax assets.

--------------------------------------------------------------------------------
                                                                            F-22

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


11.  Income Taxes       Applied has net operating loss ("NOL")  carryforwards at
     Continued          December 31, 2001 of approximately  $31,000 which expire
                        in years 2010 through 2021. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.

12.  Stockholders'      Series B, C & D Convertible Preferred Stock
     Equity             Effective  September 28, 1998,  Applied  authorized  and
                        issued three new series of Preferred Stock. Series B, C and D Preferred Stock were authorized up to 25,000, 15,000 and 25,000 shares, respectively, all at $.001 par value.

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

--------------------------------------------------------------------------------
                                                                            F-23

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


12.  Stockholders'      Series E Convertible Preferred Stock - Continued
     Equity             This stock has a dividend  rate of 12% per annum through
     Continued          April  30,  2000  and   thereafter  5%  per  annum  paid
                        quarterly. In addition the stock has a special dividend at the rate of 7.5% per annum which began to accrue on May 1, 2000, payable on May 1, 2001. The special dividend will not be paid on any stock converted to common stock on or before April 30, 2001.

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

                        During the years ended December 31, 2001 and 2000, 70,000 shares and 35,000 shares of Series E Convertible Preferred Stock were converted into 2,000,000 shares and 330,992 shares of common stock, respectively. As of December 31, 2001 there are 230,000 shares of Series E preferred stock outstanding.

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

--------------------------------------------------------------------------------
                                                                            F-24

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


12.  Stockholders'      Series F Convertible Preferred Stock - Continued
     Equity             The  Series  F   Convertible   Preferred   Stock  has  a
     Continued          liquidation  preference of $10 per share.  In connection
                        with the  issuance  of  Series F  Convertible  Preferred
                        Stock,  the Company issued warrants to purchase  363,475
                        shares of common stock at $1.93875 per share. These warrants expire on March 16, 2005.

                        The Series F Convertible Preferred Stock is convertible into common stock at any time on or after September 30, 2000. On conversion, the investor will receive for each converted preferred share the greater number of common stock as determined by (1) the face value per share ($10) plus accrued dividends divided by the average of the closing prices over a ten consecutive trading day period ending on the trading day immediately preceding the conversion date, or (2) $7.50 (the cash invested for each preferred share) divided by $1.93875.

                        During the years ended December 31, 2001 and 2000, 76,500 shares and 10,000 shares of Series F Convertible Preferred Stock were converted to 2,072,225 shares and 109,589 shares of common stock, respectively. The Company has 180,200 shares of Series F convertible stock outstanding at December 31, 2001.

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

                        Cumulative unpaid dividends on Preferred Stock is $816 and $408 at December 31, 2001 and 2000.

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

                        Had compensation expense for Applied's employee stock options been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of FAS 123, Applied's net loss per share would have been increased to the pro forma amounts indicated below:

                                    2001            2000            1999
                               ------------------------------------------------

 Net loss - as reported        $       (6,554) $     (11,441) $        (3,985)
 Net loss - pro forma          $       (6,810) $     (12,619) $        (6,335)
 Loss per share - as reported  $         (.13) $        (.34) $         (0.16)
 Loss per share - pro forma    $         (.14) $        (.37) $         (0.26)


                        FAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon the following assumptions about the underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is 212%, the expected risk-free rate of return is 4.6 - 6.5 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.

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

--------------------------------------------------------------------------------
                                                                            F-26

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


13.  Stock Options      A summary  of the status of  options  granted  under the
     and Stock          Plan as of December 31, 2001,  2000 and 1999 and changes
     Warrants           during the periods then ended is presented below
     Continued


                         2001                 2000                  1999
                 ------------------------------------------------------------------
                  Shares      Weighted      Shares    Weighted    Shares      Weighted
                              Average                  Average                Average
                              Exercise                 Exercise               Exercise
                               Price                    Price                  Price
                 ------------------------------------------------------------------

  Options
  outstanding -
  beginning of
  year           7,529,056  $    0.86   7,169,747    $      .61  4,155,012   $   1.08
  Granted          920,000       0.28   2,243,769          1.05  3,259,323       0.56
  Exercised              -          -  (1,326,866)          .46     (2,142)      0.44
  Forfeited     (3,329,648)      0.49    (557,594)          .59   (242,396)      4.86
                 --------------------------------------------------------------------

  Options
  outstanding -
  end of year    5,119,408  $   0.99    7,529,056    $    0.87   7,169,797   $   0.61
                 --------------------------------------------------------------------


                        The  following  table   summarizes   information   about
                        employee stock options outstanding at December 31, 2001:


                        Options Outstanding             Options Exercisable
              -----------------------------------------------------------------
                              Weighted
                              Average      Weighted                 Weighted
   Range of                  Remaining     Average                  Average
  Exercisable    Number     Contractual    Exercise     Number      Exercise
    Prices     Outstanding      Life        Price     Exercisable    Price
 ------------------------------------------------------------------------------
 $0.25 - $0.44    2,257,200    7.00 years     $0.37    2,384,765  $     0.38
 $0.63 - $1.44    2,504,833    7.00 years     $0.99    1,289,827  $     0.89
 $2.00 - $6.00      357,375    4.10 years     $4.86      357,375  $     4.86
              -----------------------------------------------------------------

                  5,119,408    6.80 years     $0.99    4,031,937  $     0.94
              -----------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-27

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



13.  Stock              Stock Warrants
     Options            Outstanding warrants (vested and not vested) at December
     and Stock          31, 2001 are asfollows:
     Warrants
     Continued


   Granted                                  Number of  Current
  1998 and  Granted    Granted    Granted   Warrants   Exercise     Expiration
    Prior     1999      2000       2001       2001      Price          Date
 -------------------------------------------------------------------------------

 7,500,000  3,405,444  2,764,141          - 13,669,585 $    5.50  December 2003
    19,407          -          -          -     19,407      5.80  August 2002
    60,000          -          -          -     60,000      3.68  September 2002
 1,000,000    356,092    270,568          -  1,626,660      3.09  August 2002
   514,000    148,267    127,596          -    789,863      2.93  March 2003
 1,500,000    266,861     49,020          -  1,815,881      1.24  February 2004
         -    312,500          -          -    312,500      1.20  November 2004
         -    250,000          -          -    250,000      1.20  November 2004
         -          -     25,000          -     25,000      1.94  March 2005
         -          -    250,000          -    250,000      1.94  March 2005
         -          -    113,475          -    113,475      1.94  March 2005
         -          -    100,000          -    100,000      1.06  September 2002
         -          -  1,000,000          -  1,000,000      2.00  August 2005
         -          -          -  1,000,000  1,000,000      0.22  May 2003
         -          -          -    333,334    333,334      0.22  June 2006
 ------------------------------------------------------

10,593,407  4,739,164  4,699,800  1,333,334 21,365,705
 ------------------------------------------------------

                        There were no warrants exercised in 2001, 2000 or 1999. As of December 31, 2001 all warrants are exercisable.

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


--------------------------------------------------------------------------------
                                                                            F-28

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



14.  Earnings Per
     Share
     Continued                                 Years Ended December 31,
                                    --------------------------------------------
                                         2001            2000           1999
                                    --------------------------------------------

 Net loss                           $       (6,554) $     (11,441) $     (3,985)
 Preferred stock dividends                    (408)          (634)          (63)
                                    --------------------------------------------

 Net loss available to
   common shareholders              $       (6,962) $     (12,075) $     (4,048)
                                    --------------------------------------------

 Weighted average common shares
 outstanding (basic)                    53,241,000     35,866,000    24,819,000
 Series E Convertible Preferred
 Stock                                         (*)            (*)           (*)
 Series F Convertible Preferred
 Stock                                         (*)            (*)            -
 Employee Stock Options                        (*)            (*)           (*)
 Warrants issued in connection with
 various transactions
                                               (*)            (*)           (*)
                                      -------------- -------------- ------------

 Weighted average common shares
 outstanding (diluted)                  53,241,000     35,866,000    24,819,000
                                      -------------- -------------- ------------

 Net loss per share - basic and
 diluted                            $         (.13) $        (.34) $       (.16)
                                      -------------- -------------- ------------

                        (*) Due to Applied's loss from continuing operations in 2001, 2000 and 1999, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

--------------------------------------------------------------------------------
                                                                            F-29

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



15.  Related Party      The Company  had the  following  material  related party
     Transactions       transactions:

                        Effective September 20, 2000, Applied received a $500 loan from an affiliated individual. This loan matures on December 31, 2001 and bears interest at 9.75%, payable monthly. The note can be converted into Applied common shares at an exchange rate of one share for every $1.0625 of loan value. In addition, the Company issued a warrant to purchase 100,000 Applied common shares at $1.0625. The warrant expires September 20, 2002 and was valued at $89, which will be amortized to interest expense over the life of the related debt. During 2001 the individual converted $250 of debt to 1,041,667 shares of common stock leaving a note payable of $250 to the individual at December 31, 2001.

                        The   Company  at   December   31,  2001  and  2000  has
                        obligations relating to the purchase of 81% of DRM (see Notes 6, 9 and 10).

                        During the year ended December 31, 2000 a shareholder of the Company sold, at a discount, 1,000,000 common shares that it owned of Applied to individuals who loaned $500 to Applied. The discount amount of $500 was used to offset receivables from related parties and result in a net related party payable of $160 and $247 as of December 31, 2001 and 2000, respectively.

                        In addition, the Company has payables to related parties of $185 at December 31, 2001 and 2000 recorded in accrued liabilities. The Company expensed as bad debt $109 of related party receivables during the year ended December 31, 2000.

                        The Company has notes payable and long-term debt to officers and shareholders of the Company. See Notes 9 and 10.

--------------------------------------------------------------------------------
                                                                            F-30

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



16.  Commitments        Operating Leases
     and                Applied  and  its  subsidiaries   are   committed  under
     Contingencies      non-cancelable  operating leases  for  office  space and
                        other equipment. Future obligations under the leases are as follows:

                           2002                                 $           216
                           2003                                             147
                           2004                                             116
                           2005                                              11
                                                                ---------------

                                                                $          490
                                                                ---------------

                        Rent expense approximated $429, $403 and $332 in 2001, 2000 and 1999, respectively.

                        Executive Bonus Plan
                        Applied has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of Applied are entitled to formula bonuses. No bonuses are accrued at December 31, 2001 and 2000.

                        Employment  Agreements
                        The Company has entered into employment agreements with the two former owners of DRM which provide for salaries of not less than $275 each through December 31, 2002 and not less than $290 each through December 31, 2003.

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

17.  401(K)             The Company has  adopted a 401(K)  savings  plan for all
     Savings Plan       employees   who   qualify   as  to  age   and   service.
                        Contributions  by the  Company  are  discretionary.  The
                        Company  made  annual   contributions  to  the  plan  of
                        approximately  $0, $48 and $91  during  the years  ended
                        December 31, 2001, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
                                                                            F-31

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



18.  Segment            Using  the   guidelines  set  forth  in  SFAS  No.  131,
     Information        "Disclosures About Segments of an Enterprise and Related
                        Information," Applied has identified three reportable segments as follows:

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

--------------------------------------------------------------------------------
                                                                            F-32



                                                                          COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                              AND SUBSIDIARIES
                                                                    Notes to Consolidated Financial Statements
                                                                                                     Continued
--------------------------------------------------------------------------------------------------------------

                   2001
                   ----
                                                                                                  Corporate
                                                                                                   Overhead
                                               Total         CASI       Solution        DRM         & Other
                                            ------------------------------------------------------------------

Revenue                                     $     10,551   $    4,409  $       181  $      5,961  $          -

Costs and expenses:
     Cost of sales                                 3,369        3,080          289             -             -
     Research and development                        423            -          423             -             -
     General and administrative                    6,643        1,219          313         4,223           888
     Depreciation and
       amortization                                2,491            -          515            41         1,935
     Impairment of machinery                         776            -            -             -           776
     Impairment of patents                           627            -            -             -           627
     Minority interest                               203            -            -             -           203
                                            ------------------------------------------------------------------

         Total costs and expenses                 14,532        4,299        1,540         4,264         4,429
                                            ------------------------------------------------------------------

Income (loss) from operations                     (3,981)         110       (1,359)        1,697        (4,429)

Interest income                                       76           38            -            38             -
Interest expense                                  (2,354)           -          (86)            -        (2,268)
Equity in losses of
   unconsolidated subsidiary                        (295)           -            -             -          (295)
                                            ------------------------------------------------------------------

Net (loss) income                           $     (6,554)  $      148  $    (1,445) $      1,735  $     (6,992)
                                            ------------------------------------------------------------------

Total assets                                $     28,655   $    1,277  $       600  $      3,995  $     22,783
                                            ------------------------------------------------------------------

Expenditures for long-lived
  assets                                    $         51   $        -  $         -  $         51  $          -
                                            ------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                                                                                          F-33



                                                                      COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                          AND SUBSIDIARIES
                                                                Notes to Consolidated Financial Statements
                                                                                                 Continued
----------------------------------------------------------------------------------------------------------


         2000
         ----                                                                                 Corporate
                                                                                               Overhead
                                          Total          CASI        Solution        DRM        & Other
                                       -------------------------------------------------------------------

Revenue                                $     20,631  $      16,786 $        271 $       3,574  $        -

Costs and expenses:
     Cost of sales                           14,452         13,962          490             -           -
     Research and development                   993              -          993             -           -
     General and administrative               6,989          2,355          504         1,761       2,369
     Depreciation and
       amortization                           1,471              -          378            12       1,081
     Impairment of goodwill                   6,586              -            -             -       6,586
     Minority interest                          341              -            -             -         341
                                       -------------------------------------------------------------------

         Total costs and expenses            30,832         16,317        2,365         1,773      10,377
                                       -------------------------------------------------------------------

Income (loss) from operations               (10,201)           469       (2,094)         1,801    (10,377)

Interest income                                  67              -            -            10          57
Interest expense                             (1,307)          (123)         (86)          (12)     (1,086)
Income taxes                                      -              -            -             -           -
                                       -------------------------------------------------------------------

Net income (loss)                      $    (11,441) $         346 $     (2,180)$       1,799  $  (11,406)
                                       -------------------------------------------------------------------

Total assets                           $     37,473  $       4,255 $      1,724 $       2,562  $   28,932
                                       -------------------------------------------------------------------

Expenditures for long-lived
  assets                               $        302  $          40 $        132 $         130  $        -
                                       -------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                                                                      F-34



                                                                         COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                             AND SUBSIDIARIES
                                                                   Notes to Consolidated Financial Statements
                                                                                                    Continued
-------------------------------------------------------------------------------------------------------------



            1999                                                                                 Corporate
            ----                                                                                  Overhead
                                                 Total             CASI          Solution         & Other
                                          -------------------------------------------------------------------

   Revenue                                $         18,147 $         17,973 $           174 $              -

   Costs and expenses:
        Cost of sales                               16,127           15,865             262                -
        Research and development                     1,145                -           1,145                -
        General and administrative                   4,037            1,428             175            2,434
        Depreciation and
          amortization                                 696               64             247              385
        Minority interest                                -                -               -                -
                                          -------------------------------------------------------------------

            Total costs and expenses                22,005           17,357           1,829            2,819
                                          -------------------------------------------------------------------

   Income (loss) from operations                    (3,858)             616          (1,655)          (2,819)

   Interest income                                      39                -               -               39
   Interest expense                                   (166)            (103)            (63)               -
   Income taxes                                          -                -               -                -
                                          -------------------------------------------------------------------

   Net income (loss)                      $         (3,985)$            513 $        (1,718) $        (2,780)
                                          -------------------------------------------------------------------

   Total assets                           $         16,047 $          4,108 $         2,035 $         11,713
                                          -------------------------------------------------------------------

   Expenditures for long-lived
     assets                               $            353 $             12 $           337 $              4
                                          -------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                                                                                         F-35

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


19.  Recent             In June 2001, the Financial  Accounting  Standards Board
     Accounting         ("FASB") issued SFAS No. 141,  "Business  Combinations,"
     Pronounce-         and  SFAS  No.  142,   "Goodwill  and  Other  Intangible
     ments              Assets."  SFAS No. 141 requires  the purchase  method of
                        accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. Impairment losses on existing goodwill, if any, would be recorded as the cumulative effect of a change in accounting principle as of the beginning of 2002. The adoption of this accounting standard may have a significant impact on the Company's future results of operations and financial condition.

                        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1, 2003 with earlier adoption encouraged. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

                        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", effective beginning January 1, 2002. SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. The Company adopted the accounting standard effective January 1, 2002 which may have a significant impact on the Company's financial condition or results of operations.



--------------------------------------------------------------------------------
                                                                            F-36