Form 10-Q
period 2002-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2002-05-20
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                            OR
 ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                      --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No ___ .

         The number of shares of common stock outstanding at May 20, 2002 was 57,645,290.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                       Page No.

PART I   FINANCIAL INFORMATION............................................1

Item 1.       Financial Statements (unaudited)

              Condensed Consolidated Balance Sheet -
                      March 31, 2002 and December 31, 2001................1

              Condensed Consolidated Statement of Operations -
                      Three months ended March 31, 2002 and
                      March 31, 2001......................................3

              Condensed Consolidated Statement of Cash Flows -
                      Three months ended March 31, 2002 and
                      March 31, 2001......................................4

              Notes to Condensed Consolidated Financial Statements........5

Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................9

PART II  OTHER INFORMATION...............................................14

SIGNATURES...............................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)


                                                                                 March 31,         December 31,
                               ASSETS                                              2002                2001
                                                                                ----------        -------------
                                                                                (unaudited)
Current Assets:
         Cash and cash equivalents                                              $      730           $    1,271
         Accounts receivable, net                                                    1,051                  817
         Prepaid assets and other current receivables                                  350                  373
                                                                                ----------           ----------
                  Total Current Assets                                               2,131                2,461

Property and Equipment, net                                                            654                  724
Intangible Assets
         Patents and completed technology, net of
              accumulated amortization of $1,385 and
              $1,375, respectively.                                                     90                  100
         Covenants not to compete, net of
              accumulated amortization of $831
              and $700.                                                              1,794                1,925
         Goodwill, net of accumulated amortization
              of  $1,686.                                                           23,409               23,409
                                                                                ----------           ----------
                      Total Intangible Assets                                       25,293               25,434


         Other Assets                                                                   36                   36
                                                                                ----------           ----------

                    Total Assets                                                $   28,114           $   28,655
                                                                                ==========           ==========



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                                                                                 March 31,        December 31,
                          LIABILITIES AND                                          2002               2001
                        STOCKHOLDERS' EQUITY                                    ----------        -------------
                                                                                (unaudited)

Current Liabilities:
         Accounts payable                                                       $    1,477           $    1,422
         Related party payable                                                         141                  160
         Current portion of long term debt                                           2,650                2,650
         Line of credit                                                                360                  108
         Notes payable                                                              15,672               15,655
         Other accrued liabilities                                                   1,957                2,037
                                                                                ----------           ----------
                  Total Current Liabilities                                         22,257               22,032

Long Term Debt                                                                       4,619                4,430
                                                                                ----------           ----------
                   Total Liabilities                                                26,876               26,462

Minority Interest                                                                      572                  622
Commitments and Contingencies                                                           --                   --


Stockholders' Equity
         Convertible Preferred Stock, Series E & F
           par value $0.001 per share,
           5% to 12% cumulative dividends, 601,700
           shares authorized,
           390,200 and 410,200 shares authorized,
           issued and outstanding as of March 31,
           2002 and December 31, 2001, respectively.
           The shares had an aggregate liquidation
           value of $5,140 and $5,403 at
           March 31, 2002 and December 31, 2001,
           respectively.                                                                --                   --
         Common Stock, par value $0.001 per share,
           125,000,000 shares authorized, 57,645,290
           and 55,417,354 issued and outstanding,
           at March 31, 2002 and December 31, 2001,
           respectively.                                                                58                   55
         Additional Paid-in Capital                                                 66,825               66,759
         Accumulated Deficit                                                       (66,217)             (65,243)
                                                                                ----------           ----------
                  Total Stockholders' Equity                                           666                1,571
                                                                                ----------           ----------

         Total Liabilities and Stockholders' Equity                             $   28,114           $   28,655
                                                                                ==========           ==========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in thousands, except per share data)



                                                                                      Three months ended
                                                                                March 31,             March 31,
                                                                                   2002                 2001
                                                                                ----------           ----------

Contract revenues                                                               $    1,647           $    4,021
Costs and expenses:
         Cost of sales                                                                 814                  912
         Research and development                                                       77                  120
         General and administrative                                                  1,338                1,977
         Depreciation and amortization                                                 214                  628
         Minority interest                                                             (50)                 252
                                                                                ----------           ----------
                  Total costs and expenses                                           2,393                3,889
                                                                                ----------           ----------
Income (loss) from operations                                                         (746)                 132
                                                                                ----------           ----------
Other income (expense):
         Interest income                                                                 3                   13
         Interest expense                                                             (231)                (794)
                                                                                ----------           ----------
                  Net other income (expense)                                          (228)                (781)
                                                                                ----------           ----------
Loss before income taxes                                                              (974)                (649)
         Income taxes                                                                   --                   --
                                                                                ----------           ----------
         Net loss                                                               $     (974)          $     (649)
                                                                                ==========           ==========
         Loss per share                                                         $     (.02)          $     (.01)
                                                                                ==========           ==========
Number of weighted average shares outstanding (in thousands)                        57,356               49,847
                                                                                ==========           ==========



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in thousands, except per share data)

                                                                                          Three months ended
                                                                                 March 31,            March 31,
                                                                                    2002                2001
                                                                                ----------           ----------

Cash flows from operating activities:
     Net loss                                                                   $     (974)          $     (649)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                                 214                  628
         Amortization of debt discount                                                 216                  532
         Minority interest                                                             (50)                 252
         Changes in assets and liabilities:
                Accounts receivable                                                   (234)                (106)
                Prepaid assets                                                          23                  176
                Other assets                                                             -                   76
                Accounts payable                                                        55                 (466)
                Other liabilities                                                      (11)                (416)
                                                                                ----------           ----------
                  Net cash provided/ (used) in operating activities                   (761)                  27

Cash flows from investing activities:
      Purchase of equipment                                                             (3)                 (38)
      Advances to related parties                                                      (19)                   -
                                                                                ----------           ----------
                  Net cash used in investing activities                                (22)                 (38)

Cash flows from financing activities:
      Increase in (repayment of) line of credit                                        252                 (987)
      Increase (decrease) in notes and loans payable                                   (10)                   -
                                                                                ----------           ----------
                  Net cash provided/(used) in financing activities                     242                 (987)

Increase (decrease) in cash                                                           (541)                (998)

Cash, beginning of period                                                            1,271                1,980
                                                                                ----------           ----------
Cash, end of period                                                             $      730           $      982
                                                                                ==========           ==========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2002

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements for Commodore Applied Technologies, Inc. and subsidiaries (the "Company" or "Applied") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the period ended March 31, 2002, and for the years ended December 31, 2001, 2000, and 1999, Applied incurred losses of $974,000, $6,554,000, $11,441,000, and $3,985,000, respectively. For the period ended March 31, 2002, and for the years ended December 31, 2001, 2000, and 1999, Applied has also experienced net cash inflows (outflows) from operating activities of ($761,000), $1,907,000, ($2,002,000), and ($2,905,000). The
financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company has a working capital deficit $20,126,000. Potential sources of cash include new contracts, external debt and the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $200,000 at March 31, 2002 and December 31, 2001. In addition, on May 16, 2002, the Company received a notice of default on the debt related to the purchase of Dispute Resolution Management, Inc. (See Subsequent Events section)

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B - Segment Information

         The Company has identified three reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting
Standards Board's Statement of Financial Accounting Standards No. 131. These three segments are as follows: (i) Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to U.S. government agencies on a cost plus basis; (ii) Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste; and (iii) Dispute Resolution Management, Inc., which was acquired (81%) on August 30, 2000, provides a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities.

         Applied evaluates segment performance based on the segment's net income
(loss). Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following table.

Three Months Ended March 31, 2002

                                                                                                                  Corporate
                                                                                                                   Overhead
                                                 Total              CASI         Solution            DRM           and Other

Contract Revenues                               $ 1,647           $ 1,087       $       --        $    560     $         --

Costs and expenses
     Cost of Sales                                  814               814               --              --               --
     Research and Development                        77               --                77              --               --
     General and Administrative                   1,338               210               40             816              272
     Depreciation and Amortization                  214                11               50              10              143
     Minority Interest                              (50)               --               --              --              (50)
                                                -------           -------       ----------        --------     ------------
              Total costs and expenses            2,393             1,035              167             826              365
                                                -------           -------       ----------        --------     ------------
 Income (Loss) from Operations                     (746)               52             (167)           (266)            (365)

     Interest Income                                  3                --               --               3               --
     Interest Expense                              (231)               --               --              --             (231)
                                                -------           -------       ----------        --------     ------------
Net Income (Loss)                               $  (974)          $    52       $     (167)       $   (263)    $       (596)
                                                =======           =======       ==========        ========     ============

Total Assets                                    $28,114           $ 1,986       $      500        $  3,748     $     21,880

Expenditures for long-lived assets              $     3           $    --       $       --        $      3     $         --

Three Months Ended March 31, 2001

                                                                                                                 Corporate
                                                                                                                 Overhead
                                                 Total              CASI         Solution            DRM         and Other

Contract Revenues                               $ 4,021           $ 1,223       $      102        $  2,696     $         --

Costs and expenses
     Cost of Sales                                  912               809              103              --               --
     Research and Development                       120                --              120              --               --
     General and Administrative                   1,977               280              169           1,368              160
     Depreciation and Amortization                  628                20              482               9              117
     Minority Interest                              252                --               --              --              252
                                                -------           -------       ----------        --------     ------------
              Total costs and expenses            3,889             1,109              874           1,377              529
                                                -------           -------       ----------        --------     ------------

 Income (Loss) from Operations                      132               114             (772)          1,319             (529)

     Interest Income                                 13                --                2              10                1
     Interest Expense                              (794)              (26)              --             (10)            (758)
                                                -------           -------       ----------        --------     ------------
Net Income (Loss)                               $  (649)          $    88       $     (770)       $  1,319     $     (1,286)
                                                =======           =======       ==========        ========     ============

Total Assets                                    $35,739           $ 2,361       $    1,721        $  4,127     $     27,530

Expenditures for long-lived assets              $    38           $    --       $       --        $     38     $         --

Note C - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

Note D - Subsequent Events

         On May 16, 2002, a Notice of Default and Right to Pursue Remedies (the "Notice") was issued to the Company by William J. Russell and Tamie B. Speciale (the "Pledgees") claiming that the Company is in default under the Stock Purchase Agreement (the "Agreement"), between the Company and Dispute Resolution Management, Inc. ("DRM") and the related Stock Pledge Agreement (the "Stock Pledge").

         Pursuant to the Agreement, the Company agreed to repurchase from the Pledgees, originally by September 29, 2001, and subsequently extended to January 16, 2002 and May 16, 2002, that number of the 9.5 million shares of the Company's common stock issued in connection with the acquisition as necessary to provide the Pledgees with cash of $14.5 million. As partial security for payment of this repurchase obligation, the Company pledged to the Pledgees all shares of DRM stock owned by the Company.

         The Notice asserts that the Company is in default for its failure to pay a repurchase of stock obligation, failure to perform certain covenants and its insolvency. The Pledgees, as CEO and President of DRM, have transferred the DRM Stock owned by the Company to and into the name of the Pledgees and is in the process of tendering 4,750,000 shares of the Company's pledged common stock back to the Company. If such actions are not invalidated, as of May 16, 2002, the Company no longer owns an 81% interest in DRM.

         In addition, the Notice made a demand for the immediate payment of (1) $1,073,570, for advances to the Company for operating expenses during 2000-2001,
(2) $1,417,833, for advances to the Company for installment payments due to the Pledgees under the Agreement, and (3) $1,500,000, for the Company's obligations under the Agreement. The Pledgees intend to make demands for the immediate payment of (4) all deficiency amounts, plus interest and expenses, due for the Company's repurchase obligation under the Agreement, and (5) $8,582,167, plus interest and expenses, for the accelerated make whole payment due by the Company upon a sale of control. The Pledgees also reserved the right to vote the DRM Stock in all DRM matters and to apply any funds or other property received on the Company's pledged common stock to the Company's obligations.

         The Company believes that it is not in default and has meritorious defenses under the Agreement and Stock Pledge to the claims asserted by the Pledgees. The Company plans and desires to reach an amicable resolution of this matter. However, the Company's inability to resolve this matter and pay its repurchase obligation would have a significant material adverse effect on the financial condition of the Company, and the Company may not be able to continue to operate as a going concern.

         Unless the Company reaches a satisfactory resolution of this matter, the Company's loss of the DRM subsidiary will have a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. Excluding DRM, the Company's current monthly operating expenses exceed cash revenues by approximately $200,000.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Revenues were $1,647,000 for the three months ended March 31, 2002, compared to $4,021,000 for the three months ended March 31, 2001. Such revenues were primarily from the Company's two subsidiaries, ASI and DRM.

         In the case of DRM, revenues were $560,000 for the three-month period ended March 31, 2002 compared to $2,696,000 for the three-month period ended March 31, 2001. The Company purchased its 81% interest in DRM on August 30, 2000 and was able to consolidate DRM's revenues and earnings as of that date. Revenues in DRM were primarily from completed settlement agreements between their clients and major insurers. DRM has several client engagements, of which three represented more than 10% of DRM's annual revenue. The combined revenue for these three customers was $343,000 or 61.25% of the DRM's total revenue for the period ending March 31, 2002. Settlements are the result of 18 to 24 months of effort by various employees of DRM, of which the expenses are captured in the general and administrative costs section. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified. The decrease in sales is due to the reduction in number and dollar amount of client retainers and the absence of material lump-sum settlements.

         In the case of ASI, revenues were $1,087,000 for the three-month period ended March 31, 2002 as compared with $1,223,000 for the three-month period ended March 31, 2001. The revenues from ASI consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. ASI has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $1,087,000 or 100% of total revenues for the period ending March 31, 2002. Cost of sales were $814,000 for the period ending March 31, 2002 compared to $809,000 for the period ending March 31, 2001.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $0 for the period ended March 31, 2002 as compared with $102,000 for the period ended March 31, 2001. The decrease is primarily due to the lack of feasibility studies and commercial processing. Cost of sales was $0 for the period ended March 31, 2002 compared to $103,000 for the period ended March 31, 2001. The cost of sales is attributable to sales and marketing expenses for the SET technology, which the Company anticipates will result in greater revenues from Solution in the remainder of 2002. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three-month period ended March 31, 2002, the Company incurred research and development costs of $77,000 as compared to $120,000 for the three-month period ended March 31, 2001. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for the three months ended March 31, 2002 were $1,338,000 as compared to $1,977,000 for the three months ended March 31, 2001. This difference is primarily due to DRM's salaries and other expenses.

         Interest income was $3,000 for the three months ended March 31, 2002, as compared to $13,000 for the three months ended March 31, 2001.

         Interest expense for the three months ended March 31, 2002 was $231,000 as compared to $794,000 for the three months ended March 31, 2001. The decrease in interest expense of $563,000 is primarily related to ceasing of amortization of non-cash interest costs associated with the Company's purchase of 81% of DRM on August 30, 2000 ($333,000), the amortization of non-cash interest costs associated with the Brewer Promissory Note ($29,000), and the amortization of non-cash interest costs associated with the Bridge Loan ($167,000).


LIQUITY AND CAPITAL RESOURCES

         At March 31, 2002 and December 31, 2001 ASI had a $360,000 and $108,000
outstanding balance, respectively, on its revolving lines of credit.

         For the three months ended March 31, 2002, the Company incurred a net loss of $974,000 as compared to a net loss of $649,000 for the three months ended March 31, 2001. For the period ended March 31, 2002, and for the years ended December 31, 2001, 2000, and 1999, Applied has also experienced net cash inflows (outflows) from operating activities of ($761,000), $1,907,000, ($2,002,000), and ($2,905,000). At March 31, 2002 the Company had working capital deficit of $20,126,000 and shareholders' equity of $666,000.

         During the three-month period ended March 31, 2002, the Company converted 20,000 shares of Series F Convertible Preferred Stock for 1,360,544 shares of the Company's common stock. Additionally, the Company issued 867,392 shares of the Company's common stock in satisfaction of all accrued dividends pertaining to the Series E and Series F Convertible Preferred Stock conversions to date.

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

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the maturity date of the note until December 31, 2001. Additionally, the conversion feature of the Restated Brewer Note was changed to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 1,041,667 shares. The remaining principal balance of $250,000 is outstanding as of May 20, 2002. The Company has not been notified of the holder's intent to declare a default on the Brewer Note.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 15% of the Common Stock, transferred to the investors a total of 1,000,000 shares of common stock. All holders of the Weiss Group Note have granted payment extensions until May 31, 2002.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until June 13, 2002.

         The Company had an irrevocable obligation to repurchase from the former shareholders of DRM, by May 16, 2002, that number of 9.5 million shares of the Company's common stock (at a per share price equal to the greater of $1.50 or the closing price of our common stock 30 days prior to purchase) as shall be necessary to provide the holders of such shares with a total of $14.5 million. The original repurchase obligation deadline of August 30, 2001, subsequently extended through May 16, 2002 by a series of extensions (initially extended to September 29, 2001, further extended to October 29, 2001, further extended to January 16, 2002 and was subsequently extended until May 16, 2002). As partial security for the payment of such obligation, all of the shares of DRM common stock owned by the Company have been pledged to Messrs. William J. Russell and Tamie P. Speciale, the former sole stockholders of DRM. In the event the Company is unable to make such $14.5 million payment, when due, the pledgees may foreclose on the DRM stock; in which event the Company would lose its entire equity ownership in the DRM subsidiary.

         The Company originally intended to meet its repurchase obligation to the former shareholders of DRM by reacquiring their shares and selling those shares to generate the cash necessary to meet the obligation; however, the Company's ability to effect the repurchase obligation in this manner is heavily dependent on the stock price of the Company's common stock at the time of the repurchase. The Company was unable to meet its repurchase obligation by May 16, 2002. (See Subsequent Events section) At May 20, 2002, the closing price of the Company's common stock on the American Stock Exchange, Inc. was $0.08 per share.

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

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards (the "NOLs") of approximately $31,000,000, which expire in the years 2010 through 2021. The applicable tax laws that are in effect at the time such NOLs can be utilized will limit the amount of NOLs that can be used in any one year. The Company has determined a maximum of approximately $2.4 million of NOLs is available to be used annually. Unused NOLs balances may be accumulated and used in subsequent years. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the NOLs.


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






Date: May 20, 2002                   COMMODORE APPLIED TECHNOLOGIES, INC.
                                     (Registrant)


                                     By   /s/ James M. DeAngelis
                                     -------------------------------------------
                                     James M. DeAngelis - Senior Vice President
                                     and Chief Financial Officer (as both a duly
                                     authorized officer of the registrant and
                                     the principal financial officer of the
                                     registrant)