Form 10-Q
period 2002-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2002-08-19
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                            OR
 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
                      -------------------------------------
             (Exact name of Registrant as specified in its charter)


                           Delaware                              11-3312952
                           --------                              ----------
               (State or other jurisdiction of                 (I.R.S. Employer
                incorporation or organization)               Identification No.)


               2121 Jamieson Avenue, Suite 1406
                     Alexandria, Virginia                            22314
                     --------------------                            -----
           (Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code:   (703) 567-1284
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

         The number of shares the common stock outstanding at August 19, 2002 was 57,645,290.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I   FINANCIAL INFORMATION.............................................1

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet -
                      June 30, 2002 and December 31, 2001..................2

              Condensed Consolidated Statement of Operations -
                      Three and Six months ended June 30, 2002 and
                      June 30, 2001........................................3

              Condensed Consolidated Statement of Cash Flows -
                      Six months ended June 30, 2002 and
                      June 30, 2001........................................4

              Notes to Condensed Consolidated Financial Statements.........5

Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................12

PART II  OTHER INFORMATION................................................17

SIGNATURES................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)


                                                                   June 30,         December 31,
                               ASSETS                                2002                2001
                                                                   ----------       ------------
                                                                  (unaudited)
Current Assets:
         Cash and cash equivalents                                 $      122       $      170
         Accounts receivable, net                                         556              599
         Prepaid assets and other current receivables                     167              327
                                                                   ----------       ----------
                  Total Current Assets                                    845            1,096

Property and equipment, net                                               484              597
Patents and completed technology, net of
       accumulated amortization of                                                                             .
       $1,395 and $1,375, respectively                                     80              100

Assets held for sale - component DRM                                       --           29,407
                                                                   ----------       ----------
       Total Assets                                                $    1,409       $   31,200
                                                                   ==========       ==========




            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)



                                                                    June 30,        December 31,
                               LIABILITIES AND                       2002              2001
                               STOCKHOLDERS' (DEFICIT) EQUITY      ----------       ------------
                                                                   (unaudited)

Current Liabilities:
         Accounts payable                                          $    2,072       $    3,916
         Related party payable                                            128              160
         Current portion of long term debt                                 33               90
         Line of credit                                                   144              108
         Notes payable                                                  1,111            1,155
         Other accrued liabilities                                      2,233            2,035
                                                                   ----------       ----------

                  Total Current Liabilities                             5,721            7,464
Liabilities held for sale - component DRM                                  --           22,165
                                                                   ----------       ----------

                   Total Liabilities                                    5,721           29,629

Commitments and contingencies                                              --               --


Stockholders' (Deficit) Equity
         Convertible Preferred Stock, Series E & F
         par value $0.001 per share, 5% to 12%
         cumulative dividends, 601,700 shares authorized,
         390,200 and 410,200 shares issued and outstanding
         as of June 30, 2002 and December 31, 2001
         respectively.
         The shares had an aggregate liquidation
         and $5,403 at value of $5,140
         June 30, 2002 and December 31, 2001
         respectively.                                                     --               --
         Common Stock, par value $0.001 per share,
         125,000,000 shares authorized, 57,645,290
         and 55,417,354 issued and outstanding,
         at June 30, 2002 and December 31, 2001,
         respectively.                                                     58               55
         Additional paid-in capital                                    66,654           66,759
         Shareholder receivable                                           (83)
         Accumulated deficit                                          (70,561)         (65,243)
                                                                   ----------       ----------
                                                                       (3,932)          (1,571)
         Treasury Stock, 4,750,000 shares at June 30, 2002               (380)              --
                                                                   ----------       ----------
              Total Stockholder's (Deficit) Equity                     (4,312)           1,571
                                                                   ----------       ----------
         Total Liabilities and Stockholders'(Deficit) Equity       $    1,409       $   31,200
                                                                   ==========       ==========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)




                                                                          Three months ended            Six months ended
                                                                       June 30,        June 30,      June 30,       June 30,
                                                                         2002            2001          2002          2001
                                                                         ----            ----          ----          ----

Contract revenues                                                     $    1,190      $    1,159     $   2,277      $   2,484
Costs and expenses:
         Cost of sales                                                       688           1,122         1,631          1,934
         Research and development                                             36              76           113            196
         General and administrative                                          330             324           868          1,033
         Depreciation and amortization                                        50             174           113            347
                                                                      ----------      ----------     ---------      ---------
                  Total costs and expenses                                 1,104           1,696         2,725          3,510
                                                                      ----------      ----------     ---------      ---------

Income (loss) from operations                                                 86            (537)         (448)        (1,026)
                                                                      ----------      ----------     ---------      ---------
Other income (expense):
         Interest income                                                      --              --            --              3
         Interest expense                                                    (26)            (51)          (68)          (313)
                                                                      ----------      ----------     ---------      ---------

                  Net other income (expense)                                 (26)            (51)          (68)          (310)
                                                                      ----------      ----------     ---------      ---------

Income (loss) before income taxes                                             60            (588)         (516)        (1,336)
         Income taxes                                                         --              --            --             --
                                                                      ----------      ----------     ---------      ---------

Income (loss) from continuing operations                                      60            (588)         (516)        (1,336)
         Loss from discontinued operations of component DRM
         (including loss on disposal of $4,134 during the three
         months and six months ended June 30, 2002)                       (4,752)           (224)       (4,802)          (125)
                                                                      ----------      ----------     ---------      ---------

         Net loss                                                     $   (4,692)     $     (812)    $  (5,318)     $  (1,461)
                                                                      ==========      ==========     =========      =========
         Loss per share - basic and diluted                           $    (0.08)     $    (0.02)    $   (0.09)     $  (0.03)
                                                                      ==========      ==========     =========      =========
Number of weighted average shares outstanding (000's)                     57,645          52,807        57,478         51,371
                                                                      ==========      ==========     =========      =========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)


                                                                                  Six months ended
                                                                         June 30,             June 30,
                                                                           2002                 2001
                                                                         --------             --------

Cash flows from operating activities:
     Net loss                                                           $   (5,318)          $   (1,461)
     Add: net loss from discontinued operations                               4,802                 125
     Adjustments to reconcile net loss to net cash provided
     by operating activities:
         Depreciation and amortization                                          133                 347
         Amortization of debt discount                                           18                  29
         Other non-cash charges                                                   -                  53
         Changes in assets and liabilities:
                Accounts receivable, net                                         43               1,790
                Prepaid assets                                                  160                 232
                Accounts payable                                                (47)               (698)
                Other liabilities                                                96                (351)
                                                                        -----------          ----------
Net cash (used in) provided by continuing operations                           (113)                 66
Net cash provided by discontinued operations                                    184                 617
                                                                        -----------          ----------

                         Net cash provided by operating activities               71                 683

Cash flows from investing activities:
         Purchase of equipment                                                   --                 (10)
         Advances to related parties                                            (32)                 --
                                                                        -----------          ----------
Net cash used in continuing operations                                          (32)                (10)
Net cash used in discontinued operations                                         (4)                (47)
                                                                        -----------          ----------

                         Net cash used in investing activities                  (36)                (57)

Cash flows from financing activities:
      Increase in (repayment of) line of credit                                  36              (1,014)
      Increase in notes and loans payable                                        --               1,000
      Payments on notes payable and long-term debt                             (119)               (282)
      Proceeds from sale of common stock                                         --                 200
                                                                        -----------          ----------

                  Net cash used in financing activities                         (83)                (96)

Increase (decrease) in cash                                                     (48)                530
Cash, beginning of period                                                       170                 579
                                                                        -----------          ----------

Cash, end of period                                                     $       122          $    1,109
                                                                        ===========          ==========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2002

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six month period ended June 30, 2002, and the years ended December 31, 2001, 2000 and 1999, Applied incurred losses of $5,318,000, $6,554,000, $11,441,000 and $3,985,000, respectively. For the six month period ended June 30, 2002, and for the years ended December 31, 2001, 2000 and 1999, Applied has also experienced net cash inflows (outflows) from operating activities of $71,000, $1,907,000, $(2,002,000) and $(2,905,000). The
financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company has a working capital deficit $4,876,000. Potential sources of cash include new contracts, external debt and the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $200,000 at June 30, 2002 and December 31, 2001.

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

         The Notice asserts that the Company is in default for its failure to pay a repurchase of stock obligation, failure to perform certain covenants and its insolvency. The Pledgees, as CEO and President of DRM, have transferred the DRM Stock owned by the Company to and into the name of the Pledgees and has tendered 4,750,000 shares of the Company's pledged common stock back to the Company. As of May 16, 2002, the Company no longer owns an 81% interest in DRM.

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

         The Company's estimated loss of the DRM subsidiary may have a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. Excluding DRM, the Company's current monthly operating expenses exceed cash revenues by approximately $100,000.

         On August 19, 2002, the Company entered into a settlement agreement with DRM. Under terms of the agreement, the Company acknowledged that it had previously received back 4,750,000 shares of its common stock from DRM and its shareholders. The Company is to receive an additional 1,187,500 shares of its common stock and the Company is to issue to DRM 800,000 shares of Series H Preferred stock for satisfaction of the remaining liabilities relating to the purchase and working capital of DRM. The financial information included in the accompanying form 10Q for the periods ending June 30, 2002 reflect the terms of the settlement agreement. As of June 30, 2002 the Company recorded an estimated loss on the disposal of DRM in the amount of $4,134,000.

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

Note B - Segment Information

         Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company has identified two continuing reportable segments in which it operates, based on the services it provides. The reportable segments are as follows: (i) Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; and
(ii) Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste.

         Applied evaluates segment performance based on the segment's net income
(loss). Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following table.


Three Months Ended June 30, 2002
(Dollars in Thousands)

----------------------------------------- --------------- --------------- ----------------- --------------- -----------------
                                                                                                             Corporate
                                                                                                             Overhead
                                            Total            ASI           Solution             DRM          and Other

Contract revenues                         $   1,190       $  1,157        $      33          $       --     $       --

Costs and expenses
     Cost of sales                              688            606               82                  --             --
     Research and development                    36             --               36                  --             --
     General and administrative                 330            185               12                  --            133
     Depreciation and amortization               50              9               41                  --             --
                                          ---------       --------        ---------          ----------     ----------
              Total costs and expenses        1,104            800              171                  --            133
                                          ---------       --------        ---------          ----------     ----------
Income (loss) from operations                    86            357             (138)                 --           (133)

     Interest income                             --             --               --                  --             --
     Interest expense                           (26)           (26)              --                  --             --
     Income taxes                                --             --               --                  --             --
                                          ---------       --------        ---------          ----------     ----------

Income (loss) from continuing operations         60            331             (138)                 --           (133)
    Loss from discontinued
    operations                               (4,752)            --               --              (4,752)
                                          ---------       --------        ---------          ----------     ----------

Net income (loss)                         $  (4,692)      $    331        $    (138)         $   (4,752)    $     (133)
                                          =========       ========        =========          ==========     ==========

Total assets                              $   1,409       $    845        $     484          $       --     $       80

Expenditures for long-lived assets        $      --       $     --        $      --          $       --     $       --



Six Months Ended June 30, 2002
(Dollars in Thousands)

---------------------------------------- --------------- --------------- --------------- ------------------ -----------------
                                                                                                             Corporate
                                                                                                             Overhead
                                            Total            ASI           Solution             DRM          and Other

Contract revenues                         $   2,277       $  2,244        $      33          $       --     $       --

Costs and expenses
     Cost of sales                            1,631          1,451              180                  --             --
     Research and development                   113             --              113                  --             --
     General and administrative                 868            395               52                  --            421
     Depreciation and amortization              113             22               91                  --             --
                                          ---------       --------        ---------          ----------     ----------
              Total costs and expenses        2,725          1,868              436                                421
                                          ---------       --------        ---------          ----------     ----------
Income (loss) from operations                  (448)           376             (403)                 --           (421)

     Interest income                             --             --               --                  --             --
     Interest expense                           (68)           (52)              --                  --            (16)
     Income taxes                                --             --               --                  --             --
                                          ---------       --------        ---------          ----------     ----------

Income (loss) from continuing                  (516)           324             (403)                 --           (437)
operations
     Loss from discontinued                  (4,802)            --               --              (4,802)            --
     operations
                                          ---------       --------        ---------          ----------     ----------

Net Income (loss)                         $  (5,318)      $    324        $    (403)             (4,802)    $     (437)
                                          =========       ========        =========          ==========     ==========

Total assets                              $   1,409       $    845        $     484                  --     $       80

Expenditures for long-lived assets        $       4       $     --        $      --          $        4     $       --


Three Months Ended June 30, 2001
(Dollars in Thousands)

---------------------------------------- ---------------- --------------- -------------- ------------------ -----------------
                                                                                                            Corporate
                                                                                                             Overhead
                                            Total            ASI           Solution             DRM          and Other


Contract revenues                         $   1,159       $  1,076        $      83          $       --     $       --

Costs and expenses
     Cost of sales                            1,122          1,026               96                  --             --
     Research and development                    76             --               76                  --             --
     General and administrative                 324             59               71                  --            194
     Depreciation and amortization              174             19              114                  --             41
                                          ---------       --------        ---------          ----------     ----------

             Total costs and expenses         1,696          1,104              357                  --            235
                                          ---------       --------        ---------          ----------     ----------

Income (loss) from operations                  (537)           (28)            (274)                 --           (235)

     Interest income                             --             --               --                  --             --
     Interest expense                           (51)           (10)              --                  --            (41)
     Income taxes                                --             --               --                  --             --
                                          ---------       --------        ---------          ----------     ----------

Loss from continuing operations                (588)           (38)            (274)                 --           (276)

     Loss from discontinued                    (224)            --               --                (224)            --
     operations
                                          ---------       --------        ---------          ----------     ----------

Net income (loss)                         $    (812)      $    (38)       $    (274)         $     (224)    $     (276)
                                          =========       ========        =========          ==========     ==========

Total assets                              $  30,548       $  2,478        $   1,604          $    3,477     $   22,989

Expenditures for long-lived assets        $      --       $     --        $      --          $       --     $       --




Six Months Ended June 30, 2001
(Dollars in Thousands)

---------------------------------------- --------------- --------------- ------------------ --------------- -----------------
                                                                                                           Corporate
                                                                                                             Overhead
                                            Total            ASI           Solution             DRM          and Other

Contract revenues                         $   2,484       $  2,299        $     185          $       --     $       --

Costs and expenses
     Cost of sales                            1,934          1,735              199                  --             --
     Research and development                   196             --              196                  --             --
     General and administrative               1,033            439              240                  --            354
     Depreciation and amortization              347             39              231                  --             77
                                          ---------       --------        ---------          ----------     ----------

              Total costs and expenses        3,510          2,213              866                  --            431
                                          ---------       --------        ---------          ----------     ----------

Income (loss) from operations                (1,026)            86             (681)                 --           (431)

     Interest income                              3             --               --                  --              3
     Interest expense                          (313)           (36)              --                  --           (277)
     Income taxes                                --             --               --                  --             --
                                          ---------       --------        ---------          ----------     ----------

Income (loss) from continuing                (1,336)            50             (681)                 --           (705)
operations
Loss from discontinued                         (125)            --               --                (125)            --
     operations                                                                                   --
                                          ---------       --------        ---------          ----------     ----------

Net Income (loss)                         $  (1,461)      $     50        $    (681)         $     (125)    $     (705)
                                          =========       ========        =========          ==========     ==========

Total assets                              $  30,548       $  2,478        $   1,604          $    3,477     $   22,989

Expenditures for long-lived assets        $      --       $     --        $      --          $       --     $       --


Note C - Contingencies

         Applied has matters of litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on its financial condition or results of operations.

Note D - Subsequent Event

         On August 19, 2002, the Company entered into a settlement agreement with DRM. Under terms of the agreement, the Company acknowledged that it had previously received back 4,750,000 shares of its common stock from DRM and its shareholders. The Company is to receive an additional 1,187,500 shares of its common stock and the Company is to issue to DRM 800,000 shares of Series H Preferred stock for satisfaction of the remaining liabilities relating to the purchase and working capital of DRM. The financial information included in the accompanying form 10Q for the periods ending June 30, 2002 reflect the terms of the settlement agreement. As of June 30, 2002 the Company recorded an estimated loss on the disposal of DRM in the amount of $4,134,000.


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Overview

         Commodore Applied Technologies, Inc. and subsidiaries (the "Company" or "Applied"), is engaged in providing a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing SET; and (ii) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste. Applied discontinued the operations of its previously 81% owned subsidiary DRM, on May 16, 2002 as a result of Applied's inability to meet the terms and conditions of the Stock Purchase Agreement with DRM. The loss from the disposition of DRM is estimated at $4,134,000 to Applied.

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


RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

         Revenues from continuing operations were $1,190,000 and $2,277,000 for the three and six months ended June 30, 2002, compared to $1,159,000 and $2,484,000 for the three and six months ended June 30, 2001. Such revenues were primarily from the Company's subsidiary ASI.

         In the case of ASI, revenues were $1,157,000 and $2,244,000 respectively for the three and six months ended June 30, 2002 as compared with $1,076,000 and $2,299,000 for the three and six months ended June 30, 2001. There are no material differences in sales. The revenues from ASI consisted of engineering and scientific services performed for the United States government under a variety of contracts. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Currently, ASI has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $1,157,000 and $2,244,000 respectively (100% of total revenues) for the three and six months ended June 30, 2002. Cost of sales was $606,000 and $1,451,000 respectively for the three and six months ended June 30, 2002 compared to $1,026,000 and $1,735,000 respectively for the three and six months ended June 30, 2001. The decrease in cost of sales is due to greater efficiencies in staffing and further reduction of sales associated expenses in the three and six months ended June 30, 2002.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $33,000 and $33,000 respectively for the three and six months ended June 30, 2002 as compared with $83,000 and $185,000 respectively for three and six months ended June 30, 2001. The decrease is primarily due to the decrease in feasibility studies and commercial processing during this period. Revenues were primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Solution has two major customers, each of whom represents more than 10% of the revenue for the three and six months ended June 30, 2002. The combined revenue for these two customers was $33,000 and $33,000 respectively (100% of the Solution's total revenue) for the three and six months ended June 30, 2002. Cost of sales was $82,000 and $180,000 respectively for the three and six months ended June 30, 2002 as compared to $96,000 and $199,000 respectively for the three and six months ended June 30, 2001. The decrease in cost of sales is attributable to slightly reduced sales and marketing expenses for the SET technology, which the Company anticipates will result in greater revenues from Solution in the remainder of 2002. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three and six months ended June 30, 2002, the Company incurred research and development costs of $36,000 and $113,000 respectively as compared to $76,000 and $196,000 respectively for the three and six months ended June 30, 2001. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for continuing operations for the three and six months ended June 30, 2002 were $330,000 and $868,000 respectively as compared to $324,000 and $1,033,000 respectively for the three and six months ended June 30, 2001. This difference is due to the reduction in staffing and other expenses.

         Interest expense for continuing operations for the three and six months ended June 30, 2002 was $26,000 and $68,000, respectively as compared to $51,000 and $313,000, respectively for the three and six months ended June 30, 2001. The decrease in interest expense is primarily related to amortization of non-cash interest costs associated with the Brewer Promissory Note, the amortization of non-cash interest costs associated with the Bridge Loan Notes, and the amortization of non-cash interest costs associated with the Milford/Shaar Bridge Loan Notes.

         The estimated loss from discontinued operations is approximately $4,752,000 and $4,802,000, respectively for the three and six months ended June 30, 2002 as compared to $224,000 and $125,000, respectively for the three and six months ended June 30, 2001. The difference results primarily from the estimated loss on disposal of DRM of approximately $4,134,000. The remaining difference is the result of the reduced retainers paid by DRM's current customers and the lack of material settlements on their existing client agreements.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002 and  December 31, 2001 ASI had a $144,000 and $108,000
outstanding balance, respectively, on its revolving lines of credit.

         For the three and six months ended June 30, 2002, the Company incurred a net income (loss) from continuing operations of $60,000 and ($516,000), respectively as compared to a net loss of ($588,000) and ($1,336,000), respectively for the three and six months ended June 30, 2001. For the period ended June 30, 2002, and for the years ended December 31, 2001, 2000, and 1999, Applied has also experienced net cash inflows (outflows) from operating activities of $71,000, $1,907,000, ($2,002,000), and ($2,905,000). At June 30,
2002 the Company had working capital deficit of $4,876,000 and shareholders' deficit of $4,312,000.

         During the six-month period ended June 30, 2002, the Company converted 20,000 shares of Series F Convertible Preferred Stock for 1,360,544 shares of the Company's common stock. Additionally, the Company issued 867,392 shares of the Company's common stock in satisfaction of all accrued dividends pertaining to the Series E and Series F Convertible Preferred Stock conversions to date.

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

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the maturity date of the note until December 31, 2001. Additionally, the conversion feature of the Restated Brewer Note was changed to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 1,041,667 shares. The remaining principal balance of $250,000 is outstanding as of August 19, 2002. The Company has not been notified of the holder's intent to declare a default on the Brewer Note.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 15% of the Common Stock, transferred to the investors a total of 1,000,000 shares of common stock. All holders of the Weiss Group Note have granted payment extensions until May 31, 2002. The Company has not been notified of the holders' intent to declare a default on the Weiss Group Note.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until August 13, 2002. The Company has not been notified of the holders' intent to declare a default on the Milford/Shaar Bridge Loan Notes.

         The Company had an irrevocable obligation to repurchase from the former shareholders of DRM, by May 16, 2002, that number of 9.5 million shares of the Company's common stock (at a per share price equal to the greater of $1.50 or the closing price of our common stock 30 days prior to purchase) as shall be necessary to provide the holders of such shares with a total of $14.5 million. The original repurchase obligation deadline of August 30, 2001, subsequently extended through May 16, 2002 by a series of extensions (initially extended to September 29, 2001, further extended to October 29, 2001, further extended to January 16, 2002 and was subsequently extended until May 16, 2002). As partial security for the payment of such obligation, all of the shares of DRM common stock owned by the Company have been pledged to Messrs. William J. Russell and Tamie P. Speciale, the former sole stockholders of DRM. The Company was unable to make such $14.5 million payment. The pledgees foreclosed on the DRM stock; which resulted in the Company losing its entire equity ownership in the DRM subsidiary. The Company recorded an estimated loss on its disposal of DRM of $4,134,000.

         The Company currently requires additional cash to sustain existing operations and meet current obligations (including those described above) and the Company's ongoing capital requirements. The Company's current monthly operating expenses exceed its cash revenues by approximately $100,000. The continuation of the Company's operations is dependent in the short term upon its ability to obtain additional financing and, in the long term, to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

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

ITEM 6.  Exhibits and Reports on Form 8 - K

         (a) Exhibits - none

         (b) Reports on Form 8-K.

              1. The Company filed a Current Report on Form 8-K, dated January 12, 2002, regarding a 120-day extension to its Stock Purchase Agreement with Dispute Resolution Management, Inc., until May 16, 2002.

              2. The Company filed a Current Report on Form 8-K, dated May 21, 2002, regarding the termination of its Stock Purchase Agreement and Notice of Default with Dispute Resolution Management, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: August 19, 2002                 COMMODORE APPLIED TECHNOLOGIES, INC.
                                      (Registrant)


                                      By  /s/ James M. DeAngelis
                                      ------------------------------------------
                                      James M. DeAngelis - Senior Vice President
                                      and Chief Financial Officer (as both a
                                      duly authorized officer of the registrant
                                      and the principal financial officer of
                                      the registrant)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Commodore Applied Technologies, Inc (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Shelby T. Brewer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Shelby T. Brewer
--------------------
Shelby T. Brewer
Chief Executive Officer
August 19, 2002



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Commodore Applied Technologies, Inc (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. DeAngelis, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ James M. DeAngelis
----------------------
James M. DeAngelis
Chief Financial Officer
August 19, 2002