Form 10-Q
period 2002-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2002-11-14
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2002
                                       OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                           11-3312952
             --------                                            ----------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)


     150 East 58th Street, Suite 3238
           New York, New York                                       10155
     --------------------------------                               -----
  (Address of principal executive office)                          (Zip Code)


Registrant's telephone number, including area code:   (212) 308-5800
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

         The number of shares the common stock outstanding at November 14, 2002 was 57,645,290.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION...............................................1

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -
            September 30, 2002 and December 31, 2001.........................1

         Condensed Consolidated Statement of Operations -
            Three and nine months ended September 30, 2002
            and September 30, 2001...........................................3

         Condensed Consolidated Statement of Cash Flows -
            Nine months ended September 30, 2002 and
            September 30, 2001...............................................4

         Notes to Condensed Consolidated Financial Statements................5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........18

Item 4.  Controls and Procedures............................................18

PART II  OTHER INFORMATION..................................................20

SIGNATURES..................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                                                               Sept 30,        December 31,
                               ASSETS                            2002              2001
                                                                 ----              ----
                                                             (unaudited)
Current Assets:
         Cash and cash equivalents                            $     72             $      170
         Accounts receivable, net                                  774                    599
         Prepaid assets and other current receivables               92                    327
                                                              --------             ----------
                  Total Current Assets                             938                  1,096

Property and equipment, net                                        420                    597
Patents and completed technology, net of
       accumulated amortization of                           .
       $1,405 and $1,375, respectively                              70                    100
                                                              --------             ----------
       Total Intangible Assets                                      70                    100

Assets held for sale - component DRM                                --                 29,407
                                                              --------             ----------
       Total Assets                                           $  1,428             $   31,200
                                                              ========             ==========





            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)


                                                                 Sept 30,               December 31,
                          LIABILITIES AND                          2002                    2001
                   STOCKHOLDERS' (DEFICIT) EQUITY                  ----                    ----
                                                                (unaudited)
Current Liabilities:
         Accounts payable                                        $    1,200              $    1,371
         Related party payable                                          137                     160
         Current portion of long term debt                                -                      90
         Line of credit                                                 357                     108
         Notes payable                                                1,080                   1,155
         Other accrued liabilities                                    2,404                   2,035
                                                                 ----------              ----------
                  Total Current Liabilities                           5,178                   4,919
Liabilities held for sale - component DRM                                --                  24,710
                                                                 ----------              ----------
                   Total Liabilities                                  5,178                  29,629

Commitments and contingencies                                            --                      --

Stockholders' (Deficit) Equity
         Convertible Preferred Stock, Series E,F & H
         par value $0.001 per share, 5% to 12% cumulative
         dividends for Series E and F,  3% for Series H,
         1,401,700 shares authorized,
         1,190,200 and 410,200 shares issued and
         outstanding as of Sept 30, 2002 and
         December 31, 2001, respectively.
         The shares had an aggregate liquidation
         value of $6,203 and $5,140 at Sept 30, 2002
         and December 31, 2001, respectively.                             1                      --
         Common Stock, par value $0.001 per share,
         125,000,000 shares authorized, 57,645,290
         and 55,417,354 issued and outstanding at
         Sept 30, 2002 and December 31, 2001,
         respectively.                                                   58                      55
          Additional paid-in capital                                 67,331                  66,759
         Shareholder receivable                                         (83)                     --
         Accumulated deficit                                        (70,677)                (65,243)
                                                                 ----------              ----------
                                                                     (3,370)                 (1,571)
         Treasury Stock, 4,750,000 shares at Sept 30, 2002             (380)                     --
                                                                 ----------              ----------
              Total Stockholder's (Deficit) Equity                   (3,750)                  1,571
                                                                 ----------              ----------
         Total Liabilities and Stockholders'(Deficit) Equity     $    1,428              $   31,200
                                                                 ==========              ==========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)



                                                                        Three months ended            Nine months ended
                                                                     Sept 30,        Sept 30,      Sept 30,       Sept 30,
                                                                       2002            2001           2002          2001
                                                                       ----            ----           ----          ----

Contract revenues                                                    $     1,104   $     1,071    $     3,381    $      3,555
Costs and expenses:
         Cost of sales                                                       728           890          2,359           2,824
         Research and development                                             37            67            150             263
         General and administrative                                          373           435          1,241           1,468
          Depreciation and amortization                                       97           135            210             482
                                                                     -----------   -----------    -----------    ------------
                  Total costs and expenses                                 1,235         1,527          3,960           5,037
                                                                     -----------   -----------                   ------------
                                                                                                  -----------
Income (loss) from operations                                               (131)         (456)          (579)         (1,482)
                                                                     -----------   -----------    -----------    ------------

Other income (expense):
         Interest income                                                      --            --             --               3
         Interest expense                                                    (15)          (25)           (83)           (338)
                                                                     -----------   -----------    -----------    ------------
                  Net other income (expense)                                 (15)          (25)           (83)           (335)
                                                                     -----------   -----------    -----------    ------------
Income (loss) before income taxes                                           (146)         (481)          (662)         (1,817)
         Income taxes                                                         --            --             --              --
                                                                     -----------   -----------    -----------    ------------
Income (loss) from continuing operations                                   (146)          (481)          (662)         (1,817)
         Loss from discontinued operations of component
         DRM (including loss on disposal of $4,134
         during the nine months ended Sept 30, 2002)                           -        (1,039)        (4,802)         (1,164)
                                                                     -----------   -----------    -----------    ------------
         Net loss                                                    $      (146)  $    (1,520)   $    (5,464)   $     (2,981)
                                                                     ===========   ===========    ===========    ============
         Loss per share - basic and diluted                          $     (0.00)  $     (0.03)   $     (0.10)   $      (0.06)
                                                                     ===========   ===========    ===========    ============
Number of weighted average shares outstanding (000's)                     52,895        53,086         55,197          52,605
                                                                     ===========   ===========    ===========    ============



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)


                                                                             Nine months ended
                                                                       Sept 30,             Sept 30,
                                                                         2002                 2001
                                                                         ----                 ----
Cash flows from operating activities:
     Net loss                                                        $       (5,464)     $       (2,981)
     Add: net loss from discontinued operations                               4,802               1,164
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                                          210                 511
         Amortization of debt discount                                           18                  46
          Other non-cash charges                                                  -                  50
         Changes in assets and liabilities:
                Accounts receivable, net                                       (175)              2,476
                Prepaid assets                                                  235                 322
                Other assets                                                      -                 (17)
                Accounts payable                                               (119)               (996)
                Other liabilities                                               175                (665)
                                                                     --------------      --------------
Net cash used in continuing operations                                         (318)                (90)
Net cash provided by discontinued operations                                    184                 799
                                                                     --------------      --------------
                Net cash (used in) provided by
                operating activities                                           (134)                709

Cash flows from investing activities:
         Purchase of equipment                                                   (3)                (11)
         Advances to related parties                                            (23)                (62)
                                                                     --------------      --------------
Net cash used in continuing operations                                          (26)                (73)
Net cash (used in) provided by discontinued operations                           (4)                 25
                                                                     --------------      --------------
                Net cash used in investing activities                           (30)                (48)

Cash flows from financing activities:
      Increase in (repayment of) line of credit                                 249              (1,298)
      Increase in notes and loans payable                                        --               1,000
      Payments on notes payable and long-term debt                             (183)               (745)
      Proceeds from sale of common stock                                         --                 200
                                                                     --------------      --------------
                Net cash provided by (used in) financing activities              66                (843)

Decrease in cash                                                                (98)               (182)
Cash, beginning of period                                                       170                 579
                                                                     --------------      --------------
Cash, end of period                                                  $           72      $          397
                                                                     ==============      ==============

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                  Sept 30, 2002


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine month period ended September 30, 2002, and the years ended December 31, 2001, 2000 and 1999, Applied incurred losses of $5,464,000, $6,554,000, $11,441,000 and $3,985,000, respectively. For the nine month period ended September 30, 2002, and for the years ended December 31, 2001, 2000 and 1999, Applied has also experienced net cash inflows (outflows) from operating activities of $(134,000), $1,907,000, $(2,002,000) and $(2,905,000). The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company has a working capital deficit of $4,240,000 as of September 30, 2002. Potential sources of cash include new contracts, external debt and the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $198,000 and $200,000 at September 30, 2002 and December 31, 2001, respectively.

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

         On August 19, 2002, the Company entered into a settlement agreement with DRM (the "DRM Settlement Agreement"). Under terms of the DRM Settlement Agreement, the Company acknowledged that it had previously received back 4,750,000 shares of its common stock from DRM and its shareholders. As part of the DRM Settlement Agreement, the Company will receive an additional 1,187,500 shares of its common stock from DRM and its shareholders.

         Additionally, the Company issued 800,000 shares of Series H Preferred stock (the "Series H Preferred"), par value $0.001 per share, each such share of Series H Preferred having a stated value of $1.00 per share, to Dispute Resolution Management, Inc. ("DRM"), William J. Russell and Tamie P. Speciale as part of the DRM Settlement Agreement as of September 30, 2002 for satisfaction of the remaining liabilities relating to the purchase and working capital of DRM. The Series H Preferred shall have the following rights, privileges, and limitations:

         (a)  The conversion feature shall be exercisable on June 30, 2003.

         (b) No Series H Preferred may be converted prior to June 30, 2003. Until July 31, 2005, only 80,000 shares of the Series H Preferred shall be convertible in any calendar quarter. The balance of any unconverted Series H Preferred Stock may be converted at any time on or after August 1, 2005.

         (c) The conversion price of the Series H Preferred shall be determined by the average closing price of Company's common stock in the previous 30 trading days, but in no event shall the conversion price be less than $0.20 per share.

         (d) The Series H Preferred shall have a non-cumulative annual dividend of 3%, payable in cash or Series H Preferred within 30 days of the end of the Company's fiscal year, at the Company's election.

         (e)  The Series H Preferred shall not be transferable.

         The financial information included in the accompanying form 10Q for the periods ending September 30, 2002 reflects the terms of the DRM Settlement Agreement. For the nine months ended September 30, 2002 the Company recorded a loss on the disposal of DRM in the amount of $4,134,000.

         The Company's loss of the DRM subsidiary may have a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. Excluding DRM, the Company's current monthly operating expenses exceed cash revenues by approximately $100,000.

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

Three Months Ended Sept 30, 2002
(Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------
                                                                                                    Corporate
                                                                                                    Overhead
                                                 Total             ASI             Solution         and Other

Contract revenues                               $  1,104          $  989           $   115          $   --

Costs and expenses
     Cost of sales                                   728             655                73                --
     Research and development                         37              --                37                --
     General and administrative                      373             160                33               180
     Depreciation and amortization                    97              40                57                --
                                                --------          ------           -------          --------
              Total costs and expenses             1,235             855               200               180
                                                --------          ------           -------          --------
Income (loss) from operations                       (131)            134               (85)             (180)

     Interest income                                  --              --                --                --
     Interest expense                                (15)             (7)               --                (8)
     Income taxes                                     --              --                --                --
                                                --------          ------           -------          --------
Income (loss) from continuing operations            (146)            127               (85)             (188)

    Loss from discontinued
    Operations                                                        --                --
                                                --------          ------           -------          --------

Net income (loss)                               $   (146)         $  127           $   (85)         $   (188)
                                                ========          ======           =======          ========

Total assets                                    $  1,428          $  952           $   356          $    120

Expenditures for long-lived assets              $     --          $   --           $    --          $     --


Nine Months Ended September 30, 2002
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Corporate
                                                                                                                     Overhead
                                                Total            ASI           Solution            DRM               and Other

Contract revenues                              $  3,381        $  3,233         $   148          $      --           $    --

Costs and expenses
     Cost of sales                                2,359           2,106             253                 --                --
     Research and development                       150              --             150                 --                --.
     General and administrative                   1,241             555              85                 --               601
     Depreciation and amortization                  210              62             148                 --                --
                                               --------        --------         -------          ---------           -------
              Total costs and expenses            3,960           2,723             636                                  601
                                               --------        --------         -------          ---------           -------

Income (loss) from operations                      (579)            510            (488)                --              (601)

     Interest income                                 --              --              --                 --                --
     Interest expense                               (83)            (59)             --                 --               (24)
     Income taxes                                    --              --              --                 --                --
                                               --------        --------         -------          ---------           -------

Income (loss) from continuing                      (662)            451            (488)                --              (625)
operations
     Loss from discontinued                      (4,802)             --              --             (4,802)               --
     Operations
                                               --------        --------         -------          ---------           -------

Net Income (loss)                              $ (5,464)       $    451         $  (488)         $  (4,802)          $  (625)
                                               ========        ========         =======          =========           =======

Total assets                                   $  1,428        $    952         $   356          $      --           $   120

Expenditures for long-lived assets             $      4        $     --         $    --          $       4           $    --

Three Months Ended September 30, 2001
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Corporate
                                                                                                                     Overhead
                                                 Total            ASI          Solution            DRM               and Other

Contract revenues                              $  1,071        $  1,071         $    --          $      --           $    --

Costs and expenses
     Cost of sales                                  890             890              --                 --                --
     Research and development                        67              --              67                 --                --
     General and administrative                     435             259             161                 --                15
     Depreciation and amortization                  135              20             115                 --                --
                                               --------        --------         -------          ---------           -------
             Total costs and expenses             1,527           1,169             343                 --                15
                                               --------        --------         -------          ---------           -------
 Income (loss) from operations                     (456)            (98)           (343)                --               (15)


     Interest income                                 --              --              --                 --                --
     Interest expense                               (25)             25              --                 --               (50)
     Income taxes                                    --              --              --                 --                --
                                               --------        --------         -------          ---------           -------
Loss from continuing operations                    (481)            (73)           (343)                --               (65)
     Loss from discontinued                      (1,039)             --              --             (1,039)               --
     operations                                --------        --------         -------          ---------           -------
Net income (loss)                              $ (1,520)       $    (73)        $  (343)         $  (1,039)          $   (65)
                                               ========        ========         =======          =========           =======

Total assets                                   $ 31,514        $  1,537         $ 1,489          $   3,091           $25,397

Expenditures for long-lived assets             $      9        $     --         $    --          $       9           $    --


Nine Months Ended September 30, 2001
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Corporate
                                                                                                                     Overhead
                                                Total            ASI               Solution          DRM             and Other

Contract revenues                              $  3,555        $  3,370           $    185       $      --           $    --

Costs and expenses
     Cost of sales                                2,824           2,625                199              --                --
     Research and development                       263              --                263              --                --
     General and administrative                   1,468             698                401              --               369
     Depreciation and amortization                  482              59                346              --                77
                                               --------        --------           --------       ---------           -------
              Total costs and expenses            5,037           3,382              1,209              --               446
                                               --------        --------           --------       ---------           -------
 Income (loss) from operations                   (1,482)            (12)            (1,024)             --              (446)

     Interest income                                  3              --                 --              --                 3
     Interest expense                              (338)            (11)                --              --              (327)
     Income taxes                                    --              --                 --              --                --
                                               --------        --------           --------       ---------           -------

Income (loss) from continuing                    (1,817)            (23)            (1,024)             --              (770)
operations                                                                                              --
Loss from discontinued                           (1,164)             --                 --          (1,164)               --
     Operations                                --------        --------           --------       ---------           -------
Net Income (loss)                              $ (2,981)       $    (23)          $ (1,024)      $  (1,164)          $  (770)
                                               ========        ========           ========       =========           =======

Total assets                                   $ 31,514        $  1,537           $  1,489       $   3,091           $25,397

Expenditures for long-lived assets             $     48        $     --           $     --       $      48           $    --


Note C - Contingencies

         Applied has matters of litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on its financial condition or results of operations.


Note D - Subsequent Events

         On August 21, 2002, the Company issued a press release regarding the failure of CASI, to obtain a further extension of its Analytical Services Support subcontract to provide sampling and analytical work in support of the closure of the Department of Energy's (DOE's) Rocky Flats site. The contract expired on September 30, 2002. For the past two calendar years this contract represented approximately 65% of the Company's aggregate gross revenues, after excluding discontinued operations. While the loss of this contract will have a short-term impact, management currently believes that it will obtain future contracts using the SET technology that may replace the lost revenues.

         On October 1, 2002, the Company cancelled all 3,644,373 employee, officer and director options issued under the 1998 Stock Option Plan, as amended (the "Plan"). On October 2, 2002, the Company issued to employees, officers and directors 6,847,217 options at the current market price ($0.07 per share) under the Plan. The Plan currently has issued 51% of the options to employees and has issued 49% of the options to officers and directors. All options issued on October 2, 2002, under the Plan are fully vested and will be treated as variable options with respect to the accounting treatment of such options.

         Additionally, on October 2, 2002, the Company awarded an aggregate amount of 3,000,000 options to officers outside of the Plan at the current market price ($0.07 per share), with vesting contingent upon meeting certain performance measures established by the Company's Compensation Committee (the "Performance Options"). As of November 11, 2002, such performance criteria have not been met and the Performance Options remain unvested.

         In September 2000, the Company completed $500,000 in financing in the form of a loan (the "Brewer Note") from S. Brewer Enterprises, Inc. ("SB Enterprises"), which is owned by one of its officers and directors, Shelby T. Brewer. The Brewer Note bears a 9.75% interest rate, payable monthly, with a balloon principal payment at the end of the term. The note was due and payable on March 15, 2001 and was extended under the same terms and conditions until December 31, 2001. Effective October 29, 2002, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.05 per share (the closing price of our common stock on the American Stock Exchange on such date) to SB Enterprises, the holder of the Brewer Note, in consideration of such person's extension of the due date of the Brewer Note from December 31, 2001 to January 1, 2004.

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

         Applied discontinued the operations of its previously 81% owned subsidiary DRM, on May 16, 2002 as a result of Applied's inability to meet the terms and conditions of the Stock Purchase Agreement with DRM. The loss from the disposition of DRM is recorded at $4,134,000 to Applied. The Company's loss of the DRM subsidiary may have a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. Excluding DRM, the Company's current monthly operating expenses exceed cash revenues by approximately $100,000.

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


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

         Revenues from continuing operations were $1,104,000 and $3,381,000 for the three and nine months ended September 30, 2002, compared to $1,071,000 and $3,555,000 for the three and nine months ended September 30, 2001. Such revenues were primarily from the Company's subsidiary ASI.

         In the case of ASI, revenues were $989,000 and $3,233,000 respectively for the three and nine months ended September 30, 2002 as compared with $1,071,000 and $3,370,000 for the three and nine months ended June 30, 2001. There are no material differences in sales. The revenues from ASI consisted of engineering and scientific services performed for the United States government under a variety of contracts. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Currently, ASI has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $989,000 and $3,233,000 respectively (100% of total revenues) for the three and nine months ended September 30, 2002. Cost of sales was $655,000 and $2,106,000 respectively for the three and nine months ended September 30, 2002 compared to $890,000 and $2,625,000 respectively for the three and nine months ended September 30, 2001. The decrease in cost of sales is due to greater efficiencies in staffing and further reduction of sales associated expenses in the three and nine months ended September 30, 2002.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $115,000 and $148,000 respectively for the three and nine months ended September 30, 2002 as compared with $0 and $185,000 respectively for three and nine months ended June 30, 2001. Solution continues to do feasibility studies and commercial processing during this period. Revenues were primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Solution has two major customers, each of whom represents more than 10% of the revenue for the three and nine months ended September 30, 2002. The combined revenue for these two customers was $115,000 and $148,000 respectively (100% of the Solution's total revenue) for the three and nine months ended September 30, 2002. Cost of sales was $73,000 and $253,000 respectively for the three and nine months ended September 30, 2002 as compared to $0 and $199,000 respectively for the three and nine months ended September 30, 2001. The increase in cost of sales is attributable to higher sales expenses for the SET technology, which the Company anticipates will result in greater revenues from Solution in the year 2003. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three and nine months ended September 30, 2002, the Company incurred research and development costs of $37,000 and $150,000 respectively as compared to $67,000 and $263,000 respectively for the three and nine months ended September 30, 2001. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life which are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for continuing operations for the three and nine months ended September 30, 2002 were $373,000 and $1,241,000 respectively as compared to $435,000 and $1,468,000 respectively for the three and nine months ended September 30, 2001. This difference is due to the reduction in staffing and other expenses.

         Interest expense for continuing operations for the three and nine months ended September 30, 2002 was $15,000 and $83,000, respectively as compared to $25,000 and $338,000, respectively for the three and nine months ended September 30, 2001. The decrease in interest expense is primarily related to amortization of non-cash interest costs associated with the Brewer Promissory Note, the amortization of non-cash interest costs associated with the Bridge Loan Notes, and the amortization of non-cash interest costs associated with the Milford/Shaar Bridge Loan Notes.

         The estimated loss from discontinued operations is approximately $0 and $4,802,000, respectively for the three and nine months ended September 30, 2002 as compared to $1,039,000 and $1,164,000, respectively for the three and nine months ended September 30, 2001. The difference results primarily from the estimated loss on disposal of DRM of approximately $4,134,000. The remaining difference is the result of the reduced retainers paid by DRM's current customers and the lack of material settlements on their existing client agreements.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002 and December 31, 2001 ASI had a $357,000 and $108,000 outstanding balance, respectively, on its revolving lines of credit.

         For the three and nine months ended September 30, 2002, the Company incurred a net loss from continuing operations of ($146,000) and ($662,000), respectively as compared to a net loss of ($481,000) and ($1,817,000), respectively for the three and nine months ended September 30, 2001. For the period ended September 30, 2002, and for the years ended December 31, 2001, 2000, and 1999, Applied has also experienced net cash inflows (outflows) from operating activities of ($134,000), $1,907,000, ($2,002,000), and ($2,905,000).
At September 30, 2002 the Company had working capital deficit of $4,240,000 and shareholders' deficit of $3,750,000.

         During the nine-month period ended September 30, 2002, the Company converted 20,000 shares of Series F Convertible Preferred Stock for 1,360,544 shares of the Company's common stock. Additionally, the Company issued 867,392 shares of the Company's common stock in satisfaction of all accrued dividends pertaining to the Series E and Series F Convertible Preferred Stock conversions to date.

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

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the maturity date of the note until December 31, 2001. Additionally, the conversion feature of the Restated Brewer Note was changed to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 1,041,667 shares. The remaining principal balance of $250,000 is outstanding as of November 14, 2002.

         Effective October 29, 2002, the Company issued a two-year warrant to purchase 1,000,000 shares of its common stock at an exercise price of $0.05 per share (the closing price of our common stock on the American Stock Exchange on such date) to SB Enterprises, the holder of the Brewer Note, in consideration of such person's extension of the due date of such loans from December 31, 2001 to January 1, 2004.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 15% of the Common Stock, transferred to the investors a total of 1,000,000 shares of common stock. All holders of the Weiss Group Note have granted payment extensions until May 31, 2002. As of November 14, 2002, the Company has not been notified of the holders' intent to declare a default on the Weiss Group Note.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until August 13, 2002. As of November 14, 2002, the Company has not been notified of the holders' intent to declare a default on the Milford/Shaar Bridge Loan Notes.

         The Company had an irrevocable obligation under its stock purchase agreement (the "Agreement") between the Company and Dispute Resolution Management, Inc. ("DRM") to repurchase from the former shareholders of DRM, by May 16, 2002, that number of 9.5 million shares of the Company's common stock (at a per share price equal to the greater of $1.50 or the closing price of our common stock 30 days prior to purchase) as shall be necessary to provide the holders of such shares with a total of $14.5 million. The original repurchase obligation deadline of August 30, 2001, subsequently extended through May 16, 2002 by a series of extensions (initially extended to September 29, 2001, further extended to October 29, 2001, further extended to January 16, 2002 and was subsequently extended until May 16, 2002). As partial security for the payment of such obligation, all of the shares of DRM common stock owned by the Company had been pledged to Messrs. William J. Russell and Tamie P. Speciale (the "Pledgees"), the former sole stockholders of DRM under a Pledge Agreement (the "Stock Pledge"). The Company was unable to make the $14.5 million payment to DRM.

         On May 16, 2002, a Notice of Default and Right to Pursue Remedies (the "Notice") was issued to the Company by the Pledgees claiming that the Company is in default under the Agreement and the Stock Pledge. As of May 16, 2002, the Company no longer owns an 81% interest in DRM. The Pledgees foreclosed on the DRM stock; which resulted in the Company losing its entire equity ownership in the DRM subsidiary. The Company recorded a loss on its disposal of DRM of $4,134,000.

         On August 19,  2002,  the Company and  Dispute  Resolution  Management,
Inc.,  ("DRM")  entered  into  a  settlement   agreement  (the  "DRM  Settlement

Agreement"). Under terms of the DRM Settlement Agreement, the Company acknowledged that it had previously received back 4,750,000 shares of its common stock from DRM and its shareholders. As part of the DRM Settlement Agreement, the Company will receive an additional 1,187,500 shares of its common stock from DRM and its shareholders.

         Additionally, the Company issued 800,000 shares of Series H Preferred stock (the "Series H Preferred"), par value $0.001 per share, each such share of Series H Preferred having a stated value of $1.00 per share, to Dispute Resolution Management, Inc. ("DRM"), William J. Russell and Tamie P. Speciale as part of the DRM Settlement Agreement as of September 30, 2002 for satisfaction of the remaining liabilities relating to the purchase and working capital of DRM. The Series H Preferred shall have the following rights, privileges, and limitations:

         (a)  The conversion feature shall be exercisable on June 30, 2003.

         (b) No Series H Preferred may be converted prior to June 30, 2003. Until July 31, 2005, only 80,000 shares of the Series H Preferred shall be convertible in any calendar quarter. The balance of any unconverted Series H Preferred Stock may be converted at any time on or after August 1, 2005.

         (c) The conversion price of the Series H Preferred shall be determined by the average closing price of Company's common stock in the previous 30 trading days, but in no event shall the conversion price be less than $0.20 per share.

         (d) The Series H Preferred shall have a non-cumulative annual dividend of 3%, payable in cash or Series H Preferred within 30 days of the end of the Company's fiscal year, at the Company's election.

         (f)  The Series H Preferred shall not be transferable.

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


FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Quarterly Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the
Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to obtain additional financing in the near future to sustain existing operations and meet current obligations; the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         Not applicable.



ITEM 4.  Controls and Procedures
         -----------------------

         (a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and the Company's Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the

              Company required to be included in the Company's periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the
              Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, include the Company's Chief Executive Officer, and Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

         (b) Changes in internal controls. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6.  Exhibits and Reports on Form 8 - K

         (a) Exhibits -

         1. 99.1 - Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

         3. The Company filed a Current Report on Form 8-K, dated August 22, 2002, regarding the loss of its of its Analytical Services Support subcontract to provide sampling and analytical work in support of the closure of the Department of Energy's (DOE's) Rocky Flats site.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: November 14, 2002             COMMODORE APPLIED TECHNOLOGIES, INC.
                                    (Registrant)


                                    By  /s/ James M. DeAngelis
                                    --------------------------------------------
                                    James M. DeAngelis - Senior Vice President
                                    and Chief Financial Officer (as both a duly
                                    authorized officer of the registrant and the
                                    principal financial officer of the
                                    registrant)

            SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Shelby T. Brewer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Commodore Applied Technologies, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                           /s/ Shelby T. Brewer
                                           -------------------------------------
                                           Chairman and Chief Executive Officer

            SECTION 302 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I,   James M. DeAngelis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commodore Applied Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                           /s/ James M. DeAngelis
                                           -------------------------------------
                                           Chief Financial Officer and Treasurer