Form 10-K
period 2002-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2003-04-15
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-K




      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11871

                      Commodore Applied Technologies, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

     Delaware                                                      11-3312952
     (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

     150 East 58th Street, Suite 3238
     New York, New York                                            10155
     (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (212) 308-5800

Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class              Name of Each Exchange on Which Registered
             -------------------              -----------------------------------------
Common stock, par value $0.001 per share      NASD Over the Counter Bulletin Board (OTCBB)

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of common stock as of April 9, 2003 with an aggregate market value of approximately $1,228,371.05 (based upon the last sale price of the common stock on April 9, 2003 as reported by the NASD Over the Counter Bulletin Board).

         As of April 9, 2003; 79,732,852 shares of the registrant's common stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART 1.........................................................................2
------
   ITEM 1.  BUSINESS...........................................................2
            General............................................................2
            Soil Decontamination--Commodore Solution Technologies,
                Inc............................................................3
            Environmental Management - Commodore Advanced Sciences,
                Inc............................................................8
            Environmental Insurance Claim Resolution - Dispute
                Resolution Management, Inc....................................11
            Markets and Customers.............................................12
            Raw Materials.....................................................14
            Backlog...........................................................14
            Research and Development..........................................14
            Intellectual Property.............................................15
            Competition.......................................................15
            Environmental Regulation..........................................17
            Employees.........................................................19
   ITEM 2.  PROPERTIES........................................................19
   ITEM 3.  LEGAL PROCEEDINGS.................................................20
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

PART II.......................................................................21
-------
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS...........................................21
            Market Information................................................21
            Dividend Information..............................................22
            Recent Sales of Unregistered Securities...........................23
   ITEM 6. SELECTED FINANCIAL DATA............................................28
   ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................29
            Overview..........................................................29
            Results of Operations.............................................29
            Liquidity and Capital Resources...................................33
            Net Operating Loss Carryforwards..................................37
            New Accounting Pronouncements.....................................37
            Forward Looking Statements........................................38
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK...................................................39
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................39
   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................39

PART III......................................................................40
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............40
            Executive Officers and Directors..................................40
            Key Employees.....................................................42
            Board Committees..................................................43
            Compensation of Directors.........................................43
            Compliance with Section 16(a) of the Exchange Act.................44
   ITEM 11.  EXECUTIVE COMPENSATION...........................................45
            Summary Compensation..............................................45
            Stock Options.....................................................47
            Employment Agreements.............................................48
            Compensation Committee Interlocks and Insider
                Participation.................................................49
            Report of the Compensation Committee on Executive
                Compensation..................................................49
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................53
            Security Ownership of Certain Beneficial Owners...................53
            Security Ownership of Management..................................55
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................57
            Organization and Capitalization of the Company....................57
            Services Agreement................................................62
   ITEM 14. CONTROLS AND PROCEDURES...........................................63

PART IV.......................................................................64
-------
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 10-K..................................................64

SIGNATURES....................................................................74
----------

CERTIFICATIONS................................................................75
--------------

SUPPLEMENTAL INFORMATION......................................................79
------------------------

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

         Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

         o    the  Company's  critical  need  for  additional  cash  to  sustain existing operations and meet existing obligations and capital requirements;
         o the ability to generate profitable operations from a large scale remediation project;
         o the ability of the Company to renew its nationwide permit to treat PCBs;
         o the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner; the timing and award of contracts by the U.S. Department of Energy for the cleanup of waste sites administered by it;
         o    the Company's ability to integrate acquired companies;
         o the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors;
         o the Company's ability to obtain and perform under other large technical support services projects; developments in environmental legislation and regulation;
         o the ability of the Company to obtain future financing on favorable terms; and
         o    other circumstances affecting anticipated revenues and costs.

         These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-------  --------

GENERAL

         Commodore Applied Technologies, Inc. (the "Company") is an environmental solutions company offering a range of engineering and technical services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing our Solvated Electron Technology ("SET(TM)"), and (ii) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste.

         We believe that SET is the only patented, non-thermal, portable and scalable process that is currently available for treating and decontaminating soils, liquids and other materials containing PCBs, pesticides, dioxins, chemical weapons and warfare agents and other toxic contaminants.

         The Company's corporate mission is to serve the environmental remediation market from its primary operating center to profitably provide government and industry with engineering and remediation solutions to legacy waste environmental problems. Our strategy will focus the Company on the unique and high profit niches of hazardous materials conversion and waste remediation.

         Demand for our environmental technologies is anticipated to arise principally from the following sources:

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

         Our business strategy is to expand our environmental technologies businesses by:

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

         The Company currently has identified two operating segments. These two segments are as follows: Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; and Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous wastes.

         Through Dispute Resolution Management, Inc. (DRM), a subsidiary acquired August 30, 2000, the Company provided a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities. As of May 16, 2002, the Company no longer owns an 81% interest in DRM. The loss from the disposition of DRM is recorded at $4,134,000 to Applied.

         The Company's loss of the DRM subsidiary may have a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at December 31, 2002.

         Additional information regarding the business of each segment is set forth below, and the information in Note 18 to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated into this Part I by reference.

         The Company was incorporated in Delaware in March 1996. As used in this Annual Report, and except as the context otherwise requires, the "Company" means Commodore Applied Technologies, Inc. and its subsidiaries, including Commodore Solutions, Inc., Commodore CFC Technologies, Inc., and Commodore Advanced Sciences, Inc. The Company's principal executive offices are located at 150 East 58th Street, Suite 3238, New York, New York 10155, and its telephone number at that address is (212) 308-5800.

SOIL DECONTAMINATION--COMMODORE SOLUTION TECHNOLOGIES, INC.

         The Company, through Commodore Solutions, Inc. ("Solutions"), has developed and has commercialized its patented process known as SET. Based on the results of its extensive testing and commercial processing activities, the Company believes that SET is capable of effectively treating and decontaminating soils and other materials, including sludges, sediments, oils and other hydrocarbon liquids, metals, clothing and porous and non-porous structures and surfaces, by destroying PCBs, pesticides, dioxins, chlorinated substances and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. The Company also believes that, based on the results of additional tests, SET is capable of neutralizing substantially all known chemical weapons materials and warfare agents, explosives and concentrating certain radioactive wastes for more effective disposal.

         The SET process was commercialized during the calendar year 2000. In May 2000, the Company mobilized its S-10 system to Harrisburg, Pennsylvania to begin processing PCB contaminated soils at the Pennsylvania Air National Guard's base located at the Harrisburg International Airport (the "Initial Harrisburg

Contract"). The Company completed the contract in July 2001, remediating approximately 340 tons of excavated soils to levels deemed unregulated for disposal by the U.S. Environmental Protection Agency (the "EPA"). The Company believes this is the first time a non-thermal process has treated PCB-contaminated soils to levels allowing them to be replaced in the original excavation.

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

         In January 2001 the Company entered into a contract with Waste Control Specialists, LLC ("WCS") for the treatment of various mixed waste streams stored at the WCS facility near Andrews, Texas. This work employed the Company's SL-2 SET system and was completed in August 2001.

         In November 2001 the Company entered into a contract with American Ecology Recycle Center ("AERC", Oak Ridge, Tennessee) for the treatment of 32 drums of Freon still bottom mixed wastes, as well as consultation regarding the regulatory requirements for the treatment. Work commenced in November, employing the Company's SL-2 SET system, and was essentially completed in 2002. As an adjunct to that work, the Company entered into a contract with the University of California (prime contractor for the Department of Energy's Los Alamos National Laboratory) to dispose approximately 12,000 pounds of activated sodium remaining from tests involving the Clinch River Breeder Reactor performed by Rensselaer Polytechnic Institute twenty five years ago. The Company believes this is the first time activated sodium (Na22) has been employed as a reactant to treat other regulated waste materials (the AERC still bottoms).

         In July 2002 the Company acquired all the SET equipment formerly associated with the Teledyne-Commodore LLC. The Company plans to utilize this equipment for treating Department of Energy ("DOE") legacy mixed waste materials for disposal at major DOE sites in the United States.

         The Company has generated aggregate revenues of less than $900,000 from the implementation of the SET technology since 1999.

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
--------------------- ----------------------- --------------------- ------------------ ------------------

* Material was low-level radioactive waste
** Commercial quantities treated on site


ENVIRONMENTAL MANAGEMENT--COMMODORE ADVANCED SCIENCES, INC.

         The Company, through Commodore Advanced Sciences, Inc. ("Advanced Sciences"), provides specialized technical and project management products and services primarily to government-sector customers, including the Department of Energy ("DOE") and the Department of Defense ("DOD"), and also to private-sector domestic and foreign industrial customers. Advanced Sciences engages in all aspects of environmental regulation and compliance, as well as access to leading technologies and innovative skills related to the identification, investigation, remediation and management of hazardous, mixed and radiological waste sites. Advanced Sciences currently operates a network of six offices located in four states, with its principal executive offices located in Albuquerque, New Mexico.

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

         Technical Services. New technologies play a critical role in both the remediation of existing waste sites and in the reduction of waste generated by ongoing production processes. Advanced Sciences has access to the SET technology and all its derivatives. Additionally, Advanced Sciences has access to the Supported Liquid Membrane ("SLiM(TM)") technology held by Commodore Separation Technologies, Inc. ("Separation"). This technology has the ability to selectively extract heavy metals and radioactive nuclides from liquids and gasses. The SLiM technology is held in an 85% owned subsidiary of Commodore Environmental Services, which owns 14.20% of the Company. Advanced Sciences has also retained what it believes are among the most qualified professionals in the environmental consulting business. Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the DOE and the DOD, and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission. To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

Contracts

         Parsons Infrastructure and Technology Group, Inc.: Advanced Sciences provides two to three engineering personnel on a time and material basis to Parsons who supports BWXT, the operating and management contractor at the Y12 facility in Oak Ridge, TN. The time and material contract remains on-going through 2003. Advanced Sciences provides general engineering, draftsmen and maintenance of engineering drawings for the Y12 facility management group.

         Accelerated Systems, Inc.: Advanced Sciences provides one engineering personnel on a time and material basis to Accelerated, supporting Kaiser-Hill Company, LLC (Kaiser-Hill) in the archiving of engineering, documentation and records for the Rocky Flats Environmental Technology Site (RFETS) in Denver, CO. The time and material contract remains on-going through 2003.

         UT Battelle: Advanced Sciences provides one engineering personnel on a time and material basis to UT Battelle, supporting the site closure at Oak Ridge National Laboratories (ORNL). The Advanced Sciences personnel provide structural engineering assessment services under this contract. The time and material contract remains on-going through 2003.

         American Ecology Recycle Center (AERC): Advanced Sciences provides waste treatment services utilizing the SET technology to AERC. Equipment operators are provided on a fixed unit rate based on pounds of material processed. This fixed unit rate contract remains open through 2003.

         Denver Regional Water Council of Governments: Advanced Sciences is contracted annually to sample surface waters, streams, groundwater wells and watersheds to Chatfield damn located southwest of Denver. The contract was completed in December 2002. The contract is subject to re-bid for awardment in February 2003.

         Rocky Flats Environmental Technology Site (RFETS) Contracts: Advanced Sciences had two contract vehicles at RFETS: (i) servicing Kaiser-Hill Company LLC (Kaiser-Hill), prime integrating and management responsible for cleanup of RFETS; and (ii) a lower-tier subcontract with Accelerated Systems LLC. Under its fixed unit rate type subcontract with Kaiser Hill, Advanced Sciences provided 20 personnel who sampled surface water or soils, collected SDWA and bioassay samples in radiological controlled areas, and shipped the samples to Kaiser-Hill's laboratories. Advanced Sciences also provided engineering design and documentation support services to Kaiser Hill under a time and materials type task order executed via its Basic Ordering Agreement (BOA) with Accelerated Systems. The RFETS contract expired September 30, 2002. Advanced Sciences was unsuccessful in its attempts to re-bid a multi-year extension to the RFETS.

         Tetra Tech Contract: Advanced Sciences has completed its five-year subcontract under Tetra Tech's general engineering support contract with Bechtel Jacobs Co, LLC. Bechtel Jacobs is responsible for environmental oversight of the U.S. DOE's Oak Ridge, TN site. Advanced Sciences provided 1 to 3 engineering personnel on a time and material basis to Tetra Tech on a contract basis through September 2002. This contract remains open but has not been utilized by the client since September 2002.

         General Services Administration Contract: In January 2000, Advanced Sciences was awarded a 5-year contract for environmental and engineering services by the GSA's Federal Supply Service. Work is performed by task orders not to exceed a $15 million contract ceiling. GSA's needs were diverted to facility security and Anthrax sampling due to the events of September 11 and beyond causing Advanced Sciences its expected backlog of $2 million through December 2003. The environmental advisory services contract includes providing expertise in the areas of environmental planning services and documentation, environmental compliance services, environmental/occupational training services, and waste management services. To date Advanced Sciences has not performed any billable services under this contract.

         American Technologies Incorporated (ATI) Contract: Advanced Sciences, under a fixed price type subcontract with a three-year base period, was providing facility maintenance, surveillance and inspection services for American Technologies, Inc. (ATI) in support of Bechtel Jacobs Company at the East Tennessee Technology Park (ETTP) at Oak Ridge, TN. The contract expired in April 2002.


ENVIRONMENTAL INSURANCE CLAIM RESOLUTION-DISPUTE RESOLUTION MANAGEMENT, INC.

         The Company, through DRM, which was disposed of May 16, 2002, provided guidance to an environmentally impacted Company through the strategic tactical and implementation issues that are inherent to an insurance recovery effort.

         DRM was founded as a division of the KPMG Peat Marwick, LLP Environmental Management Group in 1994 and purchased by the principals of DRM in December 1996. The Company purchased 81% of DRM on August 30, 2000. The principals of DRM retained the remaining 19%.

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

         The Company discontinued the operations of its previously 81% owned subsidiary, DRM, on May 16, 2002 as a result of the Company's inability to meet the terms and conditions of the Stock Purchase Agreement with DRM. The loss from the disposition of DRM is recorded at $4,134,000 to the Company. The Company's consolidated financial statements include the discontinued operations of DRM since August 30, 2000 to May 16, 2002.

Joint Ventures

         Teledyne Environmental Joint Venture. In August 1996, Commodore Government Environmental Technologies, Inc. ("Government Technologies"), a wholly-owned subsidiary of the Company, entered into a joint venture agreement with Teledyne Environmental, Inc. ("Teledyne Environmental"), a subsidiary of Allegheny Teledyne, Inc., as the exclusive means by which each party (and their affiliates) would pursue the chemical weapons destruction and demilitarization market on a worldwide basis. The purpose of the joint venture, known as Teledyne-Commodore, LLC (the "LLC"), a Delaware limited liability company, encompassed all phases of chemical weapons demilitarization including design, engineering, field work, ordinance and residue (heel) neutralization and demilitarization, disposal and reclamation through the use, application and commercialization of the SET process. The LLC's SET process and the ammonia jet cutting system was unable to compete successfully in the Army's ACWA program.

         Government Technologies and Teledyne Environmental each owned 50% of the equity, profit and losses of the LLC. Teledyne Environmental and the Company agreed to cease the operations of and dissolve their Teledyne-Commodore LLC as of October 22, 2001. There have been no operations since October 22, 2001. The companies have not ruled out further collaboration in the future with respect to demilitarization of chemical weapons. Under the dissolution agreement, the Company obtained, from the LLC, equipment used by the LLC and the intellectual property rights of the relevant technologies it licensed to the LLC as they applied to chemical weapons destruction. The Company has valued the equipment obtained from the LLC on our current financial statements at a net book value ($30,000) at the time of dissolution.

         Nuvotec, Inc., Joint Venture. In April 2002, Commodore Government Environmental Technologies, Inc. ("Government Technologies"), a wholly-owned subsidiary of the Company, entered into a LLC agreement with Technical Resources International, Inc., ("TRI"), a wholly owned subsidiary of Nuvotec, Inc., as a non-exclusive means by which each party (and their affiliates) may pursue the mixed waste treatment on a limited, domestic basis. TRI is a provider of contract services to the DOE and to the public utilities market. The purpose of the joint venture, known as Nuvoset, LLC (the "Nuvoset LLC"), a Delaware limited liability company, encompasses all aspects of mixed waste characterization, treatment, storage, transportation and disposal through the use, application and commercialization of the technologies of the Nuvotec LLC partners. As of December 31, 2002 there has been no activity in the joint venture.

MARKETS AND CUSTOMERS

General

         The Company markets its services and technologies to governmental and industrial customers throughout the United States. The Company also plans to target customers in markets abroad, particularly in Eastern Europe. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. During the year ended December 31, 2002, sales of approximately 7% of the Company's environmental management services were to private sector customers and sales of approximately 93% were derived from contracts with federal, state and municipal government agencies. Contracts to private sector customers generally may not be terminated at the option of the customer. Contracts with governmental customers generally may be terminated at any time at the option of the customer. In 2002, Advanced Sciences' Rocky Flats Contracts, Oak Ridge Contracts, and the AERC Contract accounted for approximately 72%, 21% and 7%, respectively of the Advanced Sciences' sales. The Company has benefited from its long-term relationships with many of its customers that result in a significant amount of repeat business.

Soil Decontamination

         The  Company   anticipates  that  the  initial  market  for  commercial
applications of SET will be the hazardous and mixed waste and industrial by-products treatment and disposal market. Mixed waste is material that contains both a hazardous and radioactive component. The most common methods of treatment and disposal of hazardous wastes and industrial by-products include landfilling, chemical and biological treatment and incineration. Most of the current treatment and disposal methods entail air pollution and transportation risks. In a mixed waste, both hazardous and nuclear regulations apply, making disposal difficult, if not impossible. Currently, there exists very limited disposal options and these may not provide a permanent solution. Certain of these treatment and disposal methods result in large volumes of residual waste, which may require further treatment prior to disposal. As a result, a number of these methods are encountering increased public resistance and added regulatory oversight.

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

BACKLOG

         At December 31, 2002, total potential backlog for the Company was approximately $1,200,000 as compared with approximately $11,000,000 as of December 31, 2001. Approximately $300,000 of the total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. The remaining backlog of approximately $900,000 represents the Company's current estimate of work, for which the Company has been notified that it has been chosen for a project but where a contract has not yet been finalized,  options  that  have  yet  to be  formally  exercised,  proposals  in evaluation by our customers or new bids. The Company estimates that approximately $360,000 of the total backlog represents work that will be completed in the next 12 months. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.


RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were $297,000, $423,000, and $993,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

INTELLECTUAL PROPERTY

         The Company currently has twenty-three (23) issued U.S. and foreign patents. Additionally, the Company has twenty-one (21) patent applications currently on file and pending in the U.S. and in foreign countries. The average life expectancy for the currently issued patents is 13.87 years. As patents are issued, the U.S. Patent and Trademark Office assigns the Company a twenty (20) year patent-life for each patent issued.

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

COMPETITION

Soil Decontamination

         The Company anticipates that the initial market for commercial private sector applications of SET will be the hazardous and non-hazardous waste and industrial by-products treatment and disposal market. Several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than the Company, characterize this market. The Company primarily competes in the hazardous waste treatment market in the U.S., a market valued at over $3.7 billion for 2003. The top ten competitors in this market account for over 70 percent of the revenues for this market sector. The dominant companies in this sector include URS, The IT Group, Inc., Tetra Tech, Inc. and CH2M Hill, Inc. The Company's revenues for 2002 account for less than 1 percent of the dollar volume of the hazardous waste market. Although the Company believes that it possesses the only Nationwide Permit for destroying PCBs, any one or more of the Company's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by the Company. To the extent that the

Company's  competitors are able to offer comparable  services at lower prices or
of  higher  quality,  or  more  cost-effective  remediation  alternatives,   the
Company's ability to compete effectively could be adversely affected.

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

Environmental Management

         Advanced Sciences has been primarily engaged in providing environmental engineering and scientific support services to United States government agencies, such as the DOE and DOD. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to continue its spending level for environmental services at approximately $10 to $11 billion for 2003. The DOE and DOD are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environmental services to the United States government.

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

EMPLOYEES

         As of December 31, 2002, the Company (including all of its direct and indirect subsidiaries) had a total of 14 full-time and 5 part-time employees, of which approximately 15 are engineers, scientists, lawyers and other professionals. None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.


ITEM 2.  PROPERTIES.
------   -----------

         The Company's principal executive offices are located in New York, New York. The Company leases approximately 2,000 square feet of office space in New York from an affiliate of Bentley J. Blum, a director and principal stockholder of Commodore Environmental Services, Inc. ("Environmental") and a director of the Company, Solution, Commodore Separation Technologies, Inc. ("Separation"), Advanced Sciences and certain other subsidiaries and affiliates of the Company. Such space also serves as the principal executive offices of Environmental and certain of its affiliates. Although the Company's lease for the New York City space expired in December 1998, the Company has been permitted to use the New York City office space during 1999, 2000, 2001, 2002 and 2003 on a rent-free basis. The Company is charged for direct labor, office supplies and third party vendor services that the Company generates in its activities in the New York City offices. Also, the Company provides director and officer insurance to Environmental and Separation under its policy at no charge to Environmental and Separation.

         In addition to the New York, New York facilities, since April 2000, the Company has leased approximately 1600 square feet of space from Shelby T. Brewer, a director and executive officer of the Company, on a month-to-month basis, for a rental payment in the amount of $2300 per month.

         The Company leases approximately 10,800 square feet of laboratory, office and storage space at Kirtland Air Force Base in Albuquerque, New Mexico for rental payments in the amount of $3,800 per month, pursuant to a month-to-month lease arrangement.

         Advanced Sciences' principal executive and administrative offices are located in Albuquerque, New Mexico. Advanced Science leases approximately 3,750 square feet of space for rental payments in the amount of $4,305 per month under a month-to-month lease. Advanced Sciences also leases various spaces for field operations in Oak Ridge, Tennessee, and Wheat Ridge, Colorado.

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

         As of April 15, 2003, no litigation has been filed against the Company, or any of the Company's subsidiaries with respect to this indemnification issue. The Company is currently investigating all of the relevant facts and circumstances in connection with the Surety's potential claim or cause of action. In the event that the Company is obligated to indemnify the Surety, the Company estimates that its liability will not exceed approximately $390,000.

Incidental Matters
------------------

         As of April 15, 2003, the Company and its subsidiaries are involved in ordinary, routine litigation incidental to the conduct of their business.
Management believes that none of this litigation, individually or in the aggregate, is material to the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   --------------------------------------------------- -

         The annual meeting for the year 2001 and 2002 will be held during the year 2003. All shareholders of record as of the announced record date will be notified of the meeting in a timely manner. All shareholders of record will receive the appropriate financial and proxy materials prior to the meeting.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ----------------------------------------------------------------------

MARKET INFORMATION

         On June 28, 1996, the Company issued common stock and warrants at initial public offering prices of $6.00 per share and $0.10 per warrant. The Company's warrants, previously extended from June 16, 2001, expired on June 16, 2002. On March 6, 2003, the Common Stock ceased to be quoted on the American Stock Exchange ("AMEX") and began trading in the over-the-counter market in the so-called "pink sheets" of the National Quotation Bureau, Inc. and the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"), where it is currently traded under the symbol CXII. As of April 15, 2003, there were 215 record holders of the Company's common stock.

         The following table sets forth, for the fiscal periods shown, the high and low sale prices (rounded to the nearest cent) for the Company's common stock and warrants as reported on the AMEX.

                                    Common Stock                Warrants*
                                  ----------------          ----------------
                                  High         Low          High         Low
                                  ----         ---          ----         ---
Fiscal 2002
      First Quarter.............  $0.21        $0.09        $0.03        $0.01
      Second Quarter............   0.12         0.05         0.01         0.01
      Third Quarter.............   0.09         0.05         -            -
      Fourth Quarter............   0.12         0.04         -            -

Fiscal 2001
      First Quarter.............  $0.75         0.19         0.11         0.02
      Second Quarter............   0.28         0.13         0.07         0.01
      Third Quarter.............   0.17         0.06         0.03         0.01
      Fourth Quarter............   0.18         0.06         0.02         0.01

* Warrants expired on June 16, 2002

ISSUANCE OF COMMON STOCK SUBSEQUENT TO DECEMBER 31, 2002

         The Company issued a total of 20,705,790 shares of its common stock during the period from January 1, 2003 to April 15, 2003, in connection with various conversion notices from the holders of the Company's Series E
Convertible Preferred Stock, par value ($0.001) per share (the "Series E Preferred Stock") and the holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred Stock").

DIVIDEND INFORMATION

         Series E Preferred Stock
         ------------------------

         The holders of the Company's Series E Convertible Preferred Stock, par value ($0.001) per share (the "Series E Preferred Stock"), are entitled to a variable rate dividends beginning at 12% and averaging 8.15% over the term of the securities. Through December 31, 2002, the Company had paid $134,000 in cash dividends and the Company has accrued an additional $772,489 in dividends. The Company has the option to pay the dividends accrued in all periods after April 30, 2000 in the Company's common stock rather than cash. On January 9, 2002 the Company paid $36,657 in common stock dividends representing the accrued dividends on all of the converted Series E Preferred Stock shares to date. See "Recent Sales of Unregistered Securities -- November 1999 Private Placement of Series E Preferred Stock."

         Series F Preferred Stock
         ------------------------

         The holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred Stock"), are entitled to a variable rate dividend beginning at 12% and averaging 8.15% over the term of the securities. Through December 31, 2002, the Company had paid $92,000 in cash dividends and the Company has accrued an additional $428,705 in dividends. The Company has the option to pay the dividends accrued in all periods after September 31, 2000 in the Company's common stock rather than cash. During 2002 the Company paid $96,981 in common stock dividends representing the accrued dividends on all of the converted Series F shares to date. See "Recent Sales of Unregistered Securities -- March 2000 Private Placement of Series F Preferred Stock."

         Series H Preferred Stock
         ------------------------

         The holders of the Company's Series H Convertible Preferred Stock, par value ($0.001) per share (the "Series H Preferred Stock"), are entitled to a dividend rate of 3% over the term of the securities. Through December 31, 2002, the Company had not paid cash dividends and the Company has accrued $8,762 in dividends. The Company has the option to pay the dividends accrued in all periods in additional shares of Series H Preferred Stock. See "Recent Sales of Unregistered Securities -- May 2002 Settlement Agreement Issuance of Series H Preferred Stock."

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

RECENT SALES OF UNREGISTERED SECURITIES

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continues to provide cash installments in the form of a loan to the Company. The Blum Loan bears interest at 9% per annum and has no due date at this time. The current principal balance of the Blum Loan remains unpaid as of April 15, 2003. See "MD&A - Liquidity and Capital Resources."

         On June 13, 2001, the Company issued and sold to Milford Capital Management, Inc. and the Shaar Fund, Ltd. (hereinafter known as "Milford/Shaar") one-year, 15% Senior Secured Promissory Notes (the "Milford/Shaar Bridge Loan Notes") in the aggregate principal amount of $1,000,000. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar a five-year warrant for 333,334 shares of the Company's common stock at an exercise price of $0.22 per share. The Company pledged its equipment and SET related intellectual property as collateral for the Milford/Shaar Bridge Loan Notes. The Company shall pay Milford/Shaar principal and interest on a monthly basis in arrears. The Milford/Shaar Bridge Loan Notes may be prepaid at any time without penalty. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until August 13, 2002. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The current principal balance of the Milford/Shaar Bridge Loan Notes remains unpaid as of April 15, 2003. The Company has not been notified of a default of the Milford/Shaar Bridge Loan Notes as of April 15, 2003. See "MD&A - Liquidity and Capital Resources."

         On May 23, 2001, a private investor purchased $250,000 of the Company's common stock at the market price. The Company issued the private investor 1,973,077 shares of common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 2-year warrant for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

         In September 2000, the Company completed $500,000 in financing in the form of a loan (the "Brewer Note") from S. Brewer Enterprises, Inc. ("SB Enterprises"), which is owned by one of its officers and directors, Shelby T. Brewer, Chairman of the Board and Chief Executive Officer of the Company. The Brewer Note bears a 9.75% interest rate, payable monthly, with a balloon principal payment at the end of the term. In connection with the Brewer Note, the Company issued SB Enterprises a 2-year warrant for 100,000 shares of the

Company's common stock at an exercise price of $1.0625 per share. This warrant expired by it terms in September of 2002. The note was due and payable on March 15, 2001. The Brewer Note was convertible into the Company's common stock at the market price up through March 15, 2001.

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

         On December 12, 2002, SB Enterprises executed an Amended and Restated Promissory Note Extension (the "Restated Brewer Note Extension"), which extended the maturity date of the note until January 1, 2004. In connection with the Restated Brewer Note Extension, the Company issued SB Enterprises a 2-year warrant for 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. On March 14, 2003, SB Enterprises issued a conversion notice for the remaining principal balance of $250,000 plus accrued interest of $36,563. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 13,189,842 shares. These shares have not been issued to Mr. Brewer as of April 15, 2003. The Company believes that this issuance of convertible debt is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 14.20% of the Company's common stock, transferred to the investors a total of 1,000,000 shares of the Company's common stock. All holders of the Weiss Group Note have granted payment extensions until January 1, 2004.

         Effective April 16, 2001, the Company issued two-year warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.22 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from February 12, 2001 to June 30, 2001. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

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

         Effective October 29, 2002, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 1,000,000 shares at an exercise price of $0.22 per share of the Company's common stock in connection with the Weiss Group Note. Effective October 29, 2002, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 500,000 shares at an exercise price of $0.15 per share of the Company's common stock in connection with the Weiss Group Note.

         Effective October 29, 2002, the Company issued two-year warrants to purchase 1,500,000 shares of its common stock at an exercise price of $0.05 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from May 31, 2002 to January 1, 2004. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

May 2002 Settlement Agreement Issuance of Series H Preferred Stock

         On August 30, 2000, Applied completed a stock purchase agreement with Dispute Resolution Management, Inc. (DRM) and its two shareholders, William J. Russell ("Russell") and Tamie B. Speciale ("Speciale").

         On May 16, 2002, a Notice of Default and Right to Pursue Remedies (the "Notice") was issued to the Company by William J. Russell and Tamie B. Speciale (the "Pledgees") claiming that the Company is in default under the Stock Purchase Agreement (the "Agreement"), between the Company and DRM and the related Stock Pledge Agreement (the "Stock Pledge"). As of May 16, 2002, the Company no longer owns an 81% interest in DRM.

         On August 19, 2002, the Company entered into a settlement agreement with DRM (the "DRM Settlement Agreement"). Under terms of the DRM Settlement Agreement, the Company acknowledged that it had previously received back 4,750,000 shares of its common stock from DRM and its shareholders. As part of the DRM Settlement Agreement, the Company received an additional 1,187,500 shares of its common stock from DRM and its shareholders.

         Additionally, the Company issued 800,000 shares of Series H Preferred stock (the "Series H Preferred"), par value $0.001 per share, each such share of Series H Preferred having a stated value of $1.00 per share, to DRM, Russell and Speciale as part of the DRM Settlement Agreement as of September 30, 2002 for satisfaction of the remaining liabilities relating to the purchase and working capital of DRM. The Series H Preferred shall have the following rights, privileges, and limitations:

         a)   The conversion feature shall be exercisable on June 30, 2003.

         b) No Series H Preferred may be converted prior to June 30, 2003. Until July 31, 2005, only 80,000 shares of the Series H Preferred shall be convertible in any calendar quarter. The balance of any unconverted Series H Preferred Stock may be converted at any time on or after August 1, 2005.

         c) The conversion price of the Series H Preferred shall be determined by the average closing price of Company's common stock in the previous 30 trading days, but in no event shall the conversion price be less than $0.20 per share.

         d) The Series H Preferred shall have a non-cumulative annual dividend of 3%, payable in cash or Series H Preferred within 30 days of the end of the Company's fiscal year, at the Company's election.

         e)   The Series H Preferred shall not be transferable.


March 2000 Private Placement of Series F Preferred Stock

         On March 20, 2000, the Company completed a $2.0 million private placement financing with The Shaar Fund Ltd. The Company issued to The Shaar Fund 226,700 shares of a newly authorized Series F Convertible Preferred Stock (the "Series F Convertible"), convertible into the Company's common stock, at any time after September 31, 2000, for a conversion price equal to the arithmetic mean of the closing prices of the Company's common stock as reported on the AMEX for the ten trading days immediately preceding the date of conversion so long as the Company's common stock continues to trade on the AMEX. In May 2003, the Series F Convertible will automatically convert into the Company's common stock at a conversion price calculated in accordance with the above conversion formula plus any accrued and unpaid dividends.

         The Series F Convertible has a variable rate dividend averaging 8.15% over the term of the securities. The Company reserved the right to redeem all of the Series F Convertible on or before September 30, 2000 by payment to the holders of the shares of the Series F Convertible of $2.3 million plus any accrued and unpaid dividends. Depending upon the market price of the Company's common stock at the time of conversion, the issuance of the Company's common stock upon conversion of the Series F Convertible may be subject to shareholder approval. In addition, the Company issued to The Shaar Fund a warrant to purchase up to 226,500 shares of the Company's common stock (subject to adjustment) at a purchase price of $1.94 per share. The warrant expires on March 20, 2005. The Company also issued to Avalon Research Group Inc., as finder in this transaction, a five-year warrant to purchase up to 250,000 shares of the Company's common stock (subject to adjustment) at a purchase price of $1.94 per share. The Company also paid Avalon a "finder's fee" in the amount of $200,000 for this transaction.

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

ITEM 6.  SELECTED FINANCIAL DATA.
------   ------------------------

         The following table presents selected financial data of the Company, as of December 31, 2002, 2001, 2000, 1999, and 1998 and for the years then ended. The following selected historical data is derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

Consolidated Statement of Operations Data: (in thousands, except per share data)

                                       1998           1999           2000            2001           2002
                                    -----------    -----------   -----------     -----------    -----------
Revenue:
    Contract revenue..............  $    17,470    $ 1   8,147   $    17,057     $     4,590    $     3,710
Cost of sales:
    Cost of sales.................       15,421         16,127        14,452           3,369          2,108
    Research and development......        2,722          1,145           993             423            297
    General and administrative....        8,118          4,037         5,228           2,420          1,792
    Depreciation and amortization.        1,150            696           865             658            314
       Impairment of Machinery....           --             --            --             776             --
       Impairment of Patents......           --             --            --             627             --
       Impairment of Goodwill.....           --             --         6,586              --             --
    Minority interests............          300             --            --              --             --
                                    -----------    -----------   -----------     -----------    -----------

Loss from operations..............      (10,241)        (3,858)      (11,067)         (3,683)          (801)

    Interest income...............          337             39            57              38             --
    Interest expense..............       (1,066)          (166)         (586)           (226)          (104)
    Equity in net losses of
      subsidiary..................       (2,383)            --            --            (295)            --
                                    -----------    -----------   -----------     -----------    -----------

Loss before income taxes .........      (13,353)        (3,985)      (11,596)         (4,166)          (905)
    Income taxes..................  -----------    -----------   -----------     -----------    -----------

Loss on  disposal of
  discontinued operations                    --             --            --              --         (4,134)
(Loss) gain from discontinued
  operations......................           --             --           155          (2,388)          (933)
                                    -----------    -----------   -----------    ------------    -----------

Net loss .........................      (13,353)   $    (3,985)  $   (11,441)    $    (6,554)   $    (5,972)
                                    ===========    ===========   ===========     ===========    ===========

Net loss per share-- basic and
  diluted.........................  $      (.58)   $      (.16)  $      (.34)    $      (.13)   $      (.11)
                                    ===========    ===========   ===========     ===========    ===========

Weighted  average  number of
  shares..........................       23,194         24,819        35,866          53,241         57,775
                                    ===========    ===========   ===========     ===========    ===========

Consolidated Balance Sheet Data: (in thousands)
                                       1998           1999          2000            2001            2002
                                    -----------    -----------   -----------     -----------    -----------

Cash and cash equivalents.........  $     1,777    $     1,797   $       579     $       170    $        59
Assets held for sale - DRM........           --             --        29,687          29,407             --
Total assets......................       15,617         16,047        37,473          31,200            736
Long term debt....................           --            716           221              --            431
Liabilities held for sale - DRM...           --             --        22,966          22,165             --
Total liabilities.................        3,709          6,096        29,618          29,629          5,025
Minority interests................           --             --            --              --             --
Stockholders' (deficit) equity....       11,908          9,951         7,855           1,571         (4,289)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         ---------------

Overview

         The Company is engaged in providing a range of engineering and technical services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing SET; and (ii) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste.

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

         Applied discontinued the operations of its previously 81% owned subsidiary DRM, on May 16, 2002 as a result of Applied's inability to meet the terms and conditions of the Stock Purchase Agreement with DRM. The loss from the disposition of DRM is recorded at $4,134,000 to Applied. The Company's loss of the DRM subsidiary may have a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. Excluding DRM, the Company's current monthly operating expenses exceed cash revenues by approximately $80,000.

         The Company has identified two reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131. These two segments are as follows: Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; and Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste.

Results of Operations

Year ended December 31, 2002 compared to Year ended December 31, 2001

         Revenues were $3,710,000 for the year ended December 31, 2002, compared to $4,590,000 for the year ended December 31, 2001. The decrease in revenues is due to the decreases in revenue contribution by Advanced Sciences.

         In the case of Advanced Sciences, revenues were $3,448,000 for the year ended December 31, 2002, compared to $4,409,000 for the year ended 2001. Revenues in 2002 were primarily from engineering and scientific services performed for the United States government under a variety of contracts similar to those in place in 2001. Advanced Sciences had two major customers in 2002, each of which represents more than 10% of annual revenue. The combined revenue for these two customers was $3,448,000 or 100% of the Company's total 2002 revenue. The decline in revenues at Advanced Sciences is primarily the result of fewer contracts and overall, less subcontract work being performed in 2002. The government decided to deal directly with the subcontractor rather than having Advanced Sciences subcontract this work on behalf of the government. The government took this action, as the subcontracts became too large. Cost of sales decreased from $3,080,000 for 2001 to $1,854,000 for 2002. A reduction in cost of sales at Advanced Sciences resulted from fewer contracts and overall, less work performed resulting in decreased revenues. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         In the case of Solution, revenues were $262,000 for the year ended December 31, 2002 as compared with $181,000 for the year ended December 31, 2001. The increase is primarily due to the increase in feasibility studies and commercial processing. Revenues in 2002 were primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Solution has two major customers, each of which represents more than 10% of annual revenue. The combined revenue for these two customers was $262,000 or 100% of the Solution's total 2002 revenue. The increase in revenues at Solution is primarily the result of more subcontract work being performed in 2002. Cost of sales was $254,000 for the year ended December 31, 2002 as compared to $289,000 for the year ended December 31, 2001. The decrease in cost of sales is attributable to lower sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the year ended December 31, 2002, the Company incurred research and development costs of $297,000, as compared to $423,000 for the year ended December 31, 2001. 100% of the research and development costs are attributable to the operations of Solution. In 2002, the Company invested more money in capital expenditures and less in laboratory work and consultants than it had in 2001. Advanced Sciences did not incur research and development costs in the years 2001 and 2002.

         General and administrative expenses for the year ended December 31, 2002 were $1,792,000 as compared to $2,420,000 for the year ended December 31, 2001. This decrease reflects the impact of some of the restructuring steps in the Company throughout 2002.

         In the case of Advanced Sciences, general and administrative costs decreased from $1,219,000 for the year ended December 31, 2001 to $754,000 for the year ended December 31, 2002. This decrease reflects the impact of some restructuring steps in Advanced Sciences (including principally a reduction in personnel) the Company made throughout 2002 due to the inability to replace certain completed contracts. Solution incurred general and administrative costs of $203,000 for the year ended December 31, 2002 as compared with $313,000 for the year ended December 31, 2001. This decrease was primarily due to a more narrowly focused sales and marketing effort for Solution's services, which has resulted in contracts that will produce revenue in 2003.

         The decrease in interest expense of $122,000 from 2001 to 2002 is primarily related to lower, amortized non-cash interest costs associated with the Brewer Note, Milford/Shaar and the Weiss Group Note and lower balances on the Company's receivable financing line of credit.

         The loss from discontinued operations is approximately $933,000 and $2,388,000 for the years ended December 31, 2002 and 2001, respectively. The difference results primarily from the estimated loss on disposal of DRM of approximately $4,134,000. The remaining difference is the result of the reduced retainers paid by DRM's current customers and the lack of material settlements on their existing client agreements.

Year ended December 31, 2001 compared to Year ended December 31, 2000

         Revenues were $4,590,000 for the year ended December 31, 2001, compared to $17,057,000 for the year ended December 31, 2000. The decrease in revenues is due to the decreases in revenue contribution by Advanced Sciences.

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

         General and administrative expenses for the year ended December 31, 2001 were $2,420,000, as compared to $5,228,000 for the year ended December 31, 2000. This decrease reflects the impact of some of the restructuring steps in the Company throughout 2001.

         In the case of Advanced Sciences, general and administrative costs decreased from $2,355,000 for the year ended December 31, 2000 to $1,219,000 for the year ended December 31, 2001. This decrease reflects the impact of some restructuring steps in Advanced Sciences (including principally a reduction in personnel) the Company made throughout 2001 due to the inability to replace certain completed contracts. Solution incurred general and administrative costs of $313,000 for the year ended December 31, 2001 as compared with $504,000 for the year ended December 31, 2000. This decrease was primarily due to a more narrowly focused sales and marketing effort for Solution's services.

         The decrease in interest expense of $360,000 from 2000 to 2001 is primarily related to lower, amortized non-cash interest costs associated with the Brewer Note, Milford/Shaar and the Weiss Group Note.

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

         In 2000, the Company took an asset impairment charge of $6,586,000 as a result of the write off of goodwill associated with the prior acquisition of Advanced Sciences. In taking this charge, the Company considered Advanced Sciences' operating history and cashflows, its inability to obtain replacement contracts for completed contracts in fourth quarter of 2000 and the future prospects for additional contracts to Advanced Sciences in 2001. The Company believes that revenues from existing and potential contracts in 2001 will be insufficient to offset amortization of goodwill associated with Advanced Sciences. The impairment charge reduced the value of the assets of Advanced Sciences to their fair market value.

         The gain (loss) from discontinued operations is approximately $(2,388,000) and $155,000 for the years ended December 31, 2001 and 2000, respectively. The difference is the result of the reduced retainers paid by DRM's customers in 2001 as compared to 2000 and the lack of material settlements on their existing client agreements.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002 and December 31, 2001 Advanced Sciences had a $0 and $108,000 outstanding balance, respectively, on its revolving lines of credit.

         The Company's loss of the DRM subsidiary effective May 16, 2002 may have a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at December 31, 2002.

         In March 2000, the Company completed $2.0 million in financing through private placement. The Company issued 266,700 shares of a new Series F Convertible Preferred Stock, convertible into common stock at the market price, after September 30, 2000 and up through April 30, 2003 at which time it automatically converts to common stock. The Series F Convertible Preferred Stock has a variable rate dividend averaging 8.15% over the term of the security.

         In September 2000, the Company completed $500,000 in financing in the form of a loan (the "Brewer Note") from S. Brewer Enterprises, Inc. ("SB Enterprises"), which is owned by one of its officers and directors, Shelby T. Brewer. The Brewer Note bears a 9.75% interest rate, payable monthly, with a balloon principal payment at the end of the term. The note was due and payable on March 15, 2001 and was extended under the same terms and conditions until December 31, 2001. The Brewer Note was convertible into Common Stock at the market price up through December 31, 2001.

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

         On December 12, 2002, SB Enterprises executed an Amended and Restated Promissory Note Extension (the "Restated Brewer Note Extension"), which extended the maturity date of the note until January 1, 2004. In connection with the Restated Brewer Note Extension, the Company issued SB Enterprises a 2-year warrant for 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. On March 14, 2003, SB Enterprises issued a conversion notice for the remaining principal balance of $250,000 plus accrued interest of $36,563. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 13,189,842 shares. These shares have not been issued to Mr. Brewer as of April 15, 2003. The Company believes that this issuance of convertible debt is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         In October 2001, ASI refinanced their line of credit with Commerce Funding Corporation (the "Commerce Credit Line"). The Commerce Credit Line is not to exceed 85 percent of eligible receivables or $1,000,000 and is due October 2002, and subsequently extended until November 2003, with interest payable monthly at prime plus 2 percent (6.75 percent as of December 31, 2002). The Commerce Credit Line is collateralized by the receivables of ASI and is guaranteed by the Company. The Commerce Credit Line contains certain financial covenants and restrictions including minimum ratios that ASI must satisfy. ASI was in compliance with the covenants of the Commerce Credit Line at April 15, 2003.

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

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% of the Company's common stock, transferred to the investors a total of 1,000,000 shares of the Company's common stock. All holders of the Weiss Group Note have granted payment extensions until January 1, 2004.

         Effective April 16, 2001, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.22 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from February 12, 2001 to June 30, 2001. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

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

         Effective October 29, 2002, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 1,000,000 shares at an exercise price of $0.22 per share of the Company's common stock in connection with the Weiss Group Note. Effective October 29, 2002, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 500,000 shares at an exercise price of $0.15 per share of the Company's common stock in connection with the Weiss Group Note.

         Effective October 29, 2002, the Company issued warrants to purchase 1,500,000 shares of its common stock at an exercise price of $0.05 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from May 31, 2002 to January 1, 2004. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         On June 13, 2001, the Company issued and sold to Milford Capital Management, Inc. and the Shaar Fund, Ltd. (hereinafter known as "Milford/Shaar") one-year, 15% Senior Secured Promissory Notes (the "Milford/Shaar Bridge Loan Notes") in the aggregate principal amount of $1,000,000. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar a five-year warrant for 333,334 shares of the Company's common stock at an exercise price of $0.22 per share. The Company pledged its equipment and SET related intellectual property as collateral for the Milford/Shaar Bridge Loan Notes. The Company shall pay Milford/Shaar principal and interest on a monthly basis in arrears. The Milford/Shaar Bridge Loan Notes may be prepaid at any time without penalty. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until August 13, 2002. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The current principal balance of the Milford/Shaar Bridge Loan Notes remains unpaid as of April 15, 2003. The Company has not been notified of a default of the Milford/Shaar Bridge Loan Notes as of April 15, 2003.

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continues to provide cash installments in the form of a loan to the Company. The Blum Loan bears interest at 9% per annum and has no due date at this time. The current principal balance of the Blum Loan remains unpaid as of April 15, 2003.

         On August 30, 2000, Applied completed a stock purchase agreement with Dispute Resolution Management, Inc. (DRM) and its two shareholders, William J. Russell ("Russell") and Tamie B. Speciale ("Speciale").

         On May 16, 2002, a Notice of Default and Right to Pursue Remedies (the "Notice") was issued to the Company by William J. Russell and Tamie B. Speciale (the "Pledgees") claiming that the Company is in default under the Stock Purchase Agreement (the "Agreement"), between the Company and DRM and the related Stock Pledge Agreement (the "Stock Pledge"). As of May 16, 2002, the Company no longer owns an 81% interest in DRM.

         On August 19, 2002, the Company entered into a settlement agreement with DRM (the "DRM Settlement Agreement"). Under terms of the DRM Settlement Agreement, the Company acknowledged that it had previously received back 4,750,000 shares of its common stock from DRM and its shareholders. As part of the DRM Settlement Agreement, the Company received an additional 1,187,500 shares of its common stock from DRM and its shareholders.

         Additionally, the Company issued 800,000 shares of Series H Preferred stock (the "Series H Preferred"), par value $0.001 per share, each such share of Series H Preferred having a stated value of $1.00 per share, to DRM, Russell and Speciale as part of the DRM Settlement Agreement as of September 30, 2002 for satisfaction of the remaining liabilities relating to the purchase and working capital of DRM. The Series H Preferred shall have the following rights, privileges, and limitations:

         f)   The conversion feature shall be exercisable on June 30, 2003.

         g) No Series H Preferred may be converted prior to June 30, 2003. Until July 31, 2005, only 80,000 shares of the Series H Preferred shall be convertible in any calendar quarter. The balance of any unconverted Series H Preferred Stock may be converted at any time on or after August 1, 2005.

         h) The conversion price of the Series H Preferred shall be determined by the average closing price of Company's common stock in the previous 30 trading days, but in no event shall the conversion price be less than $0.20 per share.

         i) The Series H Preferred shall have a non-cumulative annual dividend of 3%, payable in cash or Series H Preferred within 30 days of the end of the Company's fiscal year, at the Company's election.

         j)   The Series H Preferred shall not be transferable.

         The financial information included in the accompanying form 10K for the period ending December 31, 2002 reflects the terms of the DRM Settlement Agreement. For the year ended December 31, 2002 the Company recorded a loss on the disposal of DRM in the amount of $4,134,000. The Company's loss of the DRM subsidiary may have a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000. Because of the dissolution of DRM, it has been reflected as Assets Held for Sale - Component DRM and Liabilities Held for Sale - Component DRM at December 31, 2002 and 2001 and as discontinued operations for the years ended December 31, 2002, 2001 and 2000.

         The Company's auditor's opinion on our fiscal 2002 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing.

         For the year ended December 31, 2002, the Company incurred a net loss of $5,972,000, as compared to a net loss of $6,554,000 for the year ended December 31, 2001.

         As shown in the financial statements for the years ended December 31, 2002, 2001, and 2000, the Company incurred losses of $5,972,000, $6,554,000 and
$11,441,000 respectively. The Company has also experienced net cash inflows (outflows) from operating activities of ($121,000), $965,000, and ($2,629,000) for the years ended December 31, 2002, 2001 and 2000 respectively. At December 31, 2002 and 2001 the Company had working capital (deficit) of $(4,276,000) and $(6,368,000) respectively. The decrease in the working capital deficit from December 31, 2001 to December 31, 2002 is mainly due to the Company's reduction of accounts payable during the year ended December 31, 2002.

         As shown in the financial statements for the years ended December 31, 2002 and 2001 the Company had stockholders' (deficit) equity of ($4,289,000) and $1,571,000 respectively. The Company's net decrease in stockholders' equity from December 31, 2001 to December 31, 2002 is primarily due to the loss for the period ($5,972,000), the majority of which ($4,134,000) is associated with the disposal of the DRM component.

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

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards (the "NOLs") of approximately $32,000,000, which expire in the years 2002 through 2022. The amount of NOLs that can be used in any one year will be limited by the applicable tax laws that are in effect at the time such NOLs can be utilized. The unused NOLs balances may be accumulated and used in subsequent years. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the NOLs.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement address financial accounting and reporting for the disposal of long-lived assets. Applied is currently assessing the impact of this statement.

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Business, Extraordinary and Unusual and Infrequently Occurring Events and Transactions" before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial position or future operations.

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS 146 by the Company is not expected to have a material impact on the financial position or future operations.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 148 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company is not expected to have a significant impact on the Company's financial position or future operations.

         In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," ("FIN 45") was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for financial statements ending after December 15, 2002. The disclosures required of us by FIN 45 in its fiscal 2002 consolidated financial statements are in note 13. We do not believe that the adoption of this interpretation in 2003 will have a material impact on our consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Ethics (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial
Statements,  to  certain  entities  in which  equity  investors  do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Applied does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, Applied does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

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

         Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

         o    the  Company's  critical  need  for  additional  cash  to  sustain existing operations and meet existing obligations and capital requirements;
         o the ability to generate profitable operations from a large scale remediation project;
         o the ability of the Company to renew its nationwide permit to treat PCBs;
         o the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner; the timing and award of contracts by the U.S. Department of Energy for the cleanup of waste sites administered by it;
         o    the Company's ability to integrate acquired companies;
         o the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors;
         o the Company's ability to obtain and perform under other large technical support services projects; developments in environmental legislation and regulation;
         o the ability of the Company to obtain future financing on favorable terms; and
         o    other circumstances affecting anticipated revenues and costs.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  ----------------------------------------------------------

                  Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

         The consolidated financial statements of the Company are included on pages F-1 through F-43 of this Annual Report and are incorporated herein by reference.


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
------   -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of April 15, 2003 are as follows:

Name                           Age    Position
--------------------------------------------------------------------------------
Shelby T. Brewer, Ph.D.        66     Chairman of the Board, President and
                                      Chief Executive Officer
--------------------------------------------------------------------------------
James M. DeAngelis             42     Chief Financial and Administrative
                                      Officer, Treasurer
--------------------------------------------------------------------------------
Bentley J. Blum                61     Director
--------------------------------------------------------------------------------
Frank E. Coffman               61     Director
--------------------------------------------------------------------------------
Paul E. Hannesson              62     Director
--------------------------------------------------------------------------------
Michael P. Kalleres            63     Director
--------------------------------------------------------------------------------
William A. Wilson              88     Director
--------------------------------------------------------------------------------

         SHELBY T. BREWER, Ph.D. was appointed Chairman, Chief Executive Officer and President of the Company in January 2001. Since April 2000, Mr. Brewer has served as Chairman and Chief Executive Officer of Solutions, a wholly owned subsidiary of the Company, which oversees Advanced Sciences. From 1996 to March 2000, Dr. Brewer was President of S. Brewer Enterprises, a consulting firm he founded that is engaged in supporting mergers and acquisitions, arranging private and public financing, forming joint ventures abroad, re-positioning established companies, and fostering new technology enterprises. Dr. Brewer served as President and CEO of the nuclear power businesses of ABB Combustion Engineering from 1985 to 1995. From 1981 to 1984, Dr. Brewer served as Assistant Secretary of Energy in the Reagan administration, holding the top nuclear post in the U.S. government. Prior to his appointment by President Reagan, Dr. Brewer achieved positions of increasing line responsibility in private industry, the U.S. Navy, and the Atomic Energy Commission. Dr. Brewer holds Ph.D. and M.S. degrees in nuclear engineering from the Massachusetts Institute of Technology. He holds a B.S. degree in mechanical engineering and a B.A. in humanities from Columbia University.

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

         FRANK E. COFFMAN, Ph.D. has served as a director of the Company since June 2002. Mr. Coffman also currently serves as Senior Vice President, Corporate Development Officer of Holmes & Narver. (August 1997 - Present). Mr. Coffman served as Senior Vice President, Government & Commercial Programs, IT Corporation, from January 1995 to May 1997 and as Vice President, Government & Commercial Programs, IT Corporation from 1984 to 1995. Mr. Coffman served as Deputy Assistant Secretary for Waste Management for the Department of Energy ("DOE") from 1981 to 1984, Director of the Office of Advanced Nuclear Systems, DOE from 1980 to 1981 and as a Director of the Division of Fusion Development and Technology, DOE from 1978 to 1980. Mr. Coffman served as Chief of the Energy Research Development Agency, Fusion Systems and Applications Studies Branch from 1970 to 1975. Mr. Coffman serves on the Board of Directors of Holmes and Narver. Mr. Coffman holds a Ph.D. in nuclear physics and a Master of Arts degree in plasma physics from Vanderbilt University. Mr. Coffman holds a Bachelor of Science degree in physics from Western Kentucky University.

         James M. dEAngelis has served as a director of the Company since June 2002. Mr. DeAngelis was appointed Vice President-Finance and Treasurer of the Company in July 1998 and was promoted to Chief Financial and Administrative Officer and Secretary in December 1998. Mr. DeAngelis has also served as Senior Vice President-Sales & Marketing of Separation since July 1996, after having served as its Vice President-Marketing since November 1995. Mr. DeAngelis has also served as the President of CFC Technologies since September 1994, and served as Vice President-Marketing of Environmental from September 1992 to September 1995. Mr. DeAngelis holds a Masters in Business Administration degree from the American Graduate School of International Management. Mr. DeAngelis holds Bachelor of Science degrees in Biology and Physiology from the University of Connecticut.

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

         Vice Admiral MICHAEL P. KALLERES, USN (Ret) has served as a director of the Company since June 2002. VADM Kalleres currently serves as President of Dare to Excel Inc. (1998 to present). He also served as President and Chief Executive Officer of Global Associates, Ltd., Technology Services Group from 1994 to 1998. VADM Kalleres retired from active duty in September 1994 after 32 years as a naval officer. His last assignment was as Commander, Military Sealift Command, an organization of over 8,000 people, from which he successfully operated nearly 150 maritime vessels and 27 offices worldwide. VADM Kalleres was awarded 18 personal/unit military/combat decorations including the Defense Distinguished Service Medal (2 awards) and the U.S. Navy Distinguished Service Medal. He is also a recipient of the Congressional, Ellis Island Medal of Honor. He is also a Distinguished Graduate of the U.S. Naval War College and a graduate of the
National War College. VADM Kalleres is a former member (1994-1998) of the Defense Science Board, the Naval Studies Board of the National Academy of Science. He is also a board member of the Dean's Advisory Council at the Krannert School of Management-Purdue University, and the National Board of the Salvation Army. Vice Admiral Kalleres was awarded a Bachelor of Science Degree in Industrial Management and Engineering from the Krannert School of Management-Purdue University, and a Master of Science Degree in Political and International Affairs from George Washington University.

         WILLIAM A. WILSON (Ambassador) has served as a director of the Company since June 2002. Mr. Wilson has been active in ranching and farming in California and Mexico from 1980 to the present. Mr. Wilson was active in real estate development in California from 1961 through 1980. Mr. Wilson served as Chief Engineer of Wilson Oil Tools from 1938 through 1955 and as Chairman from 1955 to 1961 when the company was sold to Joy Manufacturing, Co. Mr. Wilson served as the Presidential Envoy to the Holy See from 1980 to 1984 and as Ambassador to the Holy See from 1984 to 1986. Mr. Wilson is a Trustee of Saint John's Hospital and a member of the Knights of Malta. Mr. Wilson served on the Board of Directors of Jorgensen Steel Co. from 1973 to 1984 and again from 1986 to 1991. Mr. Wilson also served on the Board of Directors of Pennzoil Company from 1983 to 1987. Mr. Wilson holds a Stanford University BA Mechanical Engineering from Stanford University and a Doctor of Laws, Honoris Causa from Assumption College, Barry University, and Pepperdine University.

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

KEY EMPLOYEES

         The names and ages of the key employees of the Company not listed above, and their positions with the Company as of April 15, 2002, are as follows:

Name                       Age        Position
----                       ---        --------
O. Mack Jones              62         President of Advanced Sciences

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

BOARD COMMITTEES

         The Company's Board of Directors has (i) an Audit Committee and (ii) a Compensation, Stock Option and Benefits Committee. The Company no longer maintains an Executive and Finance Committee (the "Finance Committee"). On August 30, 2000, the Board of Directors unanimously voted to abolish the Finance Committee and determined that the entire Board of Directors would perform its function.

         As of December 31, 2002, the Audit Committee was composed of Michael P. Kalleres as Chairman, Frank E. Coffman, William A. Wilson and James M. DeAngelis. The responsibilities of the Audit Committee include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company.

         As of December 31, 2002, the Compensation, Stock Option and Benefits Committee, was composed of Frank E. Coffman, as Chairman, Michael P. Kalleres, William A. Wilson and Shelby T. Brewer. The Compensation, Stock Option, and Benefits Committee has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1998 Stock Option Plan, and determining the recipients, amounts and other terms (subject to the requirements of the 1998 Stock Option Plan) of options which may be granted under the 1998 Stock Option Plan from time to time and providing guidance to management in connection with establishing additional benefit plans.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2002, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2002, or upon written representations received by the Company from certain reporting persons that such persons were not required to file Forms 5, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2002 with the exception of a Form 4 filing inadvertently filed late for Shelby T. Brewer.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 2002, 2001 and 2000 to all persons serving as the Company's Chief Executive Officer during 2000, to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such year.

                           Summary Compensation Table

                                           Annual Compensation                           Long-Term Compensation
                                  ------------------------------------------------  --------------------------------------
                                                                         Other                      Securities
                                                                         Annual       Restricted       Under-       LTIP   All Other
                                                                        Compen-        Stock          Lying         Pay-    Compen-
     Name and Principal                         Salary       Bonus      sation        Award(s)       Options        outs    sation
       Position                     Year         ($)          ($)         ($)           ($)            (#)           ($)      ($)
--------------------------------  --------  --------------  -------  -------------  ------------  --------------   -------- --------
          (a)                       (b)          (c)          (d)         (e)           (g)            (g)           (h)      (i)
Shelby T. Brewer, Ph.D.(1)          2002      69,677(2)       -0-         -0-            -0-     2,865,200(3)         -0-  30,000(4)
Chief Executive Officer             2001      90,317(2)       -0-         -0-            -0-       200,000(3)         -0-      -0-
                                    2000      58,707(2)       -0-         -0-            -0-       640,000(3)         -0-      -0-

Paul E. Hannesson                   2002         -0-          -0-         -0-            -0-     1,181,925(6)         -0-      -0-
Former Chief Executive Officer      2001      77,242(5)       -0-         -0-            -0-            -0-           -0-      -0-
                                    2000     358,934(5)       -0-         -0-            -0-            -0-           -0-      -0-

James M. DeAngelis(7)               2001     114,175(8)       -0-         -0-            -0-     1,841,688(9)         -0-      -0-
Senior Vice President & Chief       2000     164,368(8)       -0-         -0-            -0-       300,000(9)         -0-      -0-
Financial Officer                   1999     147,614(8)       -0-         -0-            -0-            -0-           -0-      -0-

William E. Ingram                   2002         -0-          -0-         -0-            -0-            -0-           -0-      -0-
Former Vice President &             2001      20,645(10)      -0-         -0-            -0-            -0-           -0-      -0-
Controller                          2000     147,842(10)      -0-         -0-            -0-       100,000(11)        -0-      -0-

O. Mack Jones(12)                   2002     110,019(13)      -0-         -0-            -0-     1,759,375(14)        -0-      -0-
President                           2001     134,805(13)      -0-         -0-            -0-       100,000(14)        -0-      -0-
Advanced Sciences                   2000     143,755(13)      -0-         -0-            -0-            -0-           -0-      -0-

Peter E Harrod                      2002         -0-          -0-         -0-            -0-            -0-           -0-      -0-
Former President                    2001      49,460(15)      -0-         -0-            -0-            -0-           -0-      -0-
Advanced Sciences                   2000     187,036(15)      -0-         -0-            -0-       200,000(16)        -0-      -0-

         (1) Mr. Brewer served as Chief Executive Officer and President of Solutions and a director of the Company since April 2000. Mr. Brewer assumed the positions of Chairman, Chief Executive Officer and President of the Company as of January 15, 2001.

         (2) Represents the amount of Mr. Brewer's base salary paid by the Company. Mr. Brewer's base salary for 2002 was $250,000 of which $184,231 was originally deferred until December 31, 2002, and remains unpaid as of April 15, 2003. Mr. Brewer's base salary for 2001was $250,000 of which $160,000 annually originally deferred until December 31, 2001, and remains unpaid as of April 15, 2003. Mr. Brewer's base salary for 2000 was $90,000.

         (3) Represents shares of common stock underlying stock options granted to Mr. Brewer by the Company in his capacity as an officer and director of the Company. Mr. Brewer canceled prior options for 840,000 shares of common stock voluntarily on October 2, 2002.

         (4) Represents a $1,000,000 Life Insurance Policy in the name of Shelby T. Brewer paid on behalf of Mr. Brewer by the Company.

         (5) Represents the amount of Mr. Hannesson's base salary paid by the Company. The Company previously recorded a liability for $344,000 representing amounts owed to Mr. Hannesson under his employment contract, but deferred per agreement. The deferred salary amount was used by Mr. Hannesson to offset a portion of the exercise price and taxes with respect to Mr. Hannesson's stock option exercise of 830,000 stock options in July 2000. See "Certain Relationships and Related Transactions--Services Agreement." Mr. Hannesson was replaced by Shelby T. Brewer effective January 15, 2001. Mr. Hannesson remains a director of the Company.

         (6) Represents shares of common stock underlying stock options granted to Mr. Hannesson by the Company in his capacity as an officer and director of the Company. Mr. Hannesson canceled prior options for 2,147,500 shares of common stock voluntarily on October 2, 2002

         (7) Mr. DeAngelis served as Vice President and Treasurer of the Company from July 1998 to December 1999 and as Sr. Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary from December 1999 to present.

         (8) Represents the amount of Mr. DeAngelis' base salary paid by the Company. Mr. DeAngelis' total base salary for 2002 was $165,000 of which $55,985 was originally deferred until December 31, 2002, and remains unpaid as of April 15, 2003. Mr. DeAngelis' total base salary for 2001 was $165,000 of which $33,000 was originally deferred until December 31, 2002, and remains unpaid as of April 15, 2003. Mr. DeAngelis' base salary for 2000 and 1999 was $165,000 and $145,000 respectively.

         (9) Represents shares of common stock underlying stock options granted to Mr. DeAngelis by the Company in his capacity as an officer of the Company. Mr. DeAngelis canceled prior options for 681,250 shares of common stock voluntarily on October 2, 2002.

         (10) Represents the amount of Mr. Ingram's base salary paid by the Company. Mr. Ingram's total base salary for 2001, 2000 and 1999 was $150,000. Mr. Ingram resigned his management position effective January 12, 2001.

         (11) Represents shares of common stock underlying stock options granted to Mr. Ingram by the Company in his capacity as an officer of the Company. Mr. Ingram resigned his management position effective January 12, 2001.

         (12) Mr. Jones served as Vice President and Field Operations Manager of Solutions from April 1998 to January 2001 and as President of Advanced Sciences from February 2001 to present.

         (13) Represents the amount of Mr. Jones' base salary paid by the Company. Mr. Jones' total base salary for 2002 was $165,000 of which $60,581 originally deferred until December 31, 2002, and remains unpaid as of April 15, 2003. Mr. Jones' total base salary for 2001 was $165,000 of which $33,000 originally deferred until December 31, 2001, and remains unpaid as of March 25, 2002. Mr. Jones' base salary for 2000 and 1999 was $150,000.

         (14) Represents shares of common stock underlying stock options granted to Mr. Jones the Company in his capacity as an officer of the Company. Mr. Jones canceled prior options for 437,500 shares of common stock voluntarily on October 2, 2002.

         (15) Represents the amount of Mr. Harrod's base salary paid by the Company, through its wholly owned subsidiary, Advanced Sciences. Mr. Harrod's total base salary for 1997, 1998 and 1999 was $150,000, $170,000, and $190,000 respectively. Mr. Harrod resigned his management position effective February 28, 2001.

         (16) Represents shares of common stock underlying stock options granted to Mr. Harrod by the Company in his capacity as an officer of the Company. Mr. Harrod resigned his management position effective February 28, 2001.

 STOCK OPTIONS

         The following table sets forth certain information concerning options granted during the year ended December 31, 2002 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan (the "1998 Plan") and to certain individuals outside of the 1998 Plan. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2002.

                        Option Grants in Last Fiscal Year

                                Individual Grants


                                                                                                       Potential Realizable Value
                                 Number of         Percent of                                               at Assumed
                                 Securities       Total Options    Exercise of                             Annual Rates of
                                 Underlying        Granted to         Base                             Stock Price Appreciation
                                  Options         Employees in        Price        Expiration             for Option Term(6)
       Name                      Granted (#)     Fiscal Year(5)    ($/Share)         Date                5% ($)          10% ($)
----------------------------    ---------------  ---------------   -------------  --------------    ----------------------------
              (a)                   (b)                (c)            (d)             (e)                 (f)           (g)

Shelby T. Brewer............     2,865,200(1)          29.10%         0.07          12/14/08              18,844        76,302

James M. DeAngelis..........     1,841,688(2)          18.70%         0.07          12/14/08              12,113        49,045

O. Mack Jones...............     1,759,375(3)          17.87%         0.07          12/14/08              11,571        46,853

Paul E. Hannesson...........     1,181,925(4)          12.00%         0.07          12/14/08               7,773        31,475


         (1) Options to purchase 865,200 shares of common stock were issued on October 2, 2002 as part of the 1998 Plan of which 100% vested upon issuance. Additionally, Options to purchase 2,000,000 shares of common stock were issued on October 2, 2002 outside of the 1998 Plan of which 100% will vest upon the award of a mixed waste processing contract in Hanford, Washington to the Company. Prior to the issuance of new options on October 2, 2002, existing options to purchase 840,000 shares of common stock were voluntarily cancelled by the individual.

         (2) Options to purchase 841,688 shares of common stock were issued on October 2, 2002 of which 100% vested upon issuance. Additionally, Options to purchase 1,000,000 shares of common stock were issued on October 2, 2002 outside of the 1998 Plan of which 100% will vest upon the award of a mixed waste processing contract in Hanford, Washington to the Company. Prior to the issuance of new options on October 2, 2002, existing options to purchase 681,250 shares of common stock were voluntarily cancelled by the individual.

         (3) Options to purchase 1,759,375 shares of common stock were issued on October 2, 2002 of which 100% vested upon issuance. Prior to the issuance of new options on October 2, 2002, existing options to purchase 437,500 shares of common stock were voluntarily cancelled by the individual.

         (4) Options to purchase 1,181,925 shares of common stock were issued on October 2, 2002 of which 100% vested upon issuance. Prior to the issuance of new options on October 2, 2002, existing options to purchase 2,147,500 shares of common stock were voluntarily cancelled by the individual.

         (5) Percentages based on 9,847,218 stock options granted (the 1998 Plan and outside the 1998 Plan) during the year ended December 31, 2002.

         (6) The closing price for the Company's common stock on December 31, 2002 was $0.06. The closing price is used for all the subsequent stock appreciation calculations.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the 1998 Plan and outside of the 1998 Plan at December 31, 2002 by the individuals listed in the Summary Compensation Table.

 Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                                                                    Number of
                                                                              Securities Underlying             Value of Unexercised
                                                                               Unexercised Options              In-the-Money Options
                                           Shares             Value           at Fiscal Year-End(#)            at Fiscal Year-End($)
                                        Acquired on         Realized               Exercisable/                     Exercisable/
               Name                     Exercise (#)         ($)(1)               Un-exercisable                 Un-exercisable(2)
-----------------------------------  ------------------  ---------------  ------------------------------  -----------------------
                (a)                         (b)                (c)                     (d)                              (e)
Shelby T. Brewer................            -0-                -0-               865,200 / 2,000,000                 -0- / -0-
Paul E. Hannesson...............            -0-                -0-             1,181,925 / -0-                       -0- / -0-
James M. DeAngelis..............            -0-                -0-               841,688 / 1,000,000                 -0- / -0-
O. Mack Jones...................            -0-                -0-             1,759,375 / -0-                       -0- / -0-


         (1) Represents the difference between the last reported sale price of the Common Stock on December 31, 2002 ($0.06), and the exercise price of the option ($0.07) multiplied by the applicable number of options exercised.

         (2) Represents the difference between the exercise price and the closing price on December 31, 2002, multiplied by the applicable number of securities.



EMPLOYMENT AGREEMENTS

         The Company has no employment contracts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 2002 were Frank E. Coffman (Chairman), Michael P. Kalleres, William
A. Wilson and Shelby T. Brewer.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee was established in November 1996 and is responsible for, among other things, establishing the compensation policies applicable to executive officers of the Company. The Compensation Committee was composed of Frank E. Coffman (Chairman), Michael P. Kalleres, William A. Wilson and Shelby T. Brewer at December 31, 2002, all of whom, with the exception of Shelby T. Brewer, were non-employee Directors of the Company. All decisions of the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Mr. Coffman, Mr. Kalleres and Mr. Wilson in their capacities as members of the Compensation Committee at December 31, 2002, addressing the Company's compensation policies for 2002 as they affected the Company's executive officers.

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

         In 2002, total compensation was paid to executives primarily based upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Mr. Brewer, the Chairman of the Board, President and Chief Executive Officer of the Company received annual compensation based upon, among other things, individual performance and the extent to which the business plans for his areas of responsibility were achieved or exceeded. Mr. Brewer received a base salary at an annual rate of $250,000 in 2001 and 2002, of which $160,000 annually was deferred until December 31, 2002 and remains unpaid as of April 15, 2003, for services rendered to the Company.

         The members of the Compensation Committee establish the amount actually received by Mr. Brewer each year as base salary for services rendered to the Company and its affiliates. In establishing Mr. Brewer's base salary for 2002, the Compensation Committee took into account the salaries of chief executive Officers at other similar public companies, future objectives and challenges, and Mr. Brewer's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Brewer's achievement of his 2001 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 2001 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 2001. The Compensation Committee also considered Mr. Brewer's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Brewer, the Compensation Committee exercised its discretion and judgment based on the above factors, and no specific formula was applied to determine the weight of each factor.

         Mr. Brewer's base salary increased from $90,000 for 2000 to $250,000 for 2001 and 2002, representing an increase of approximately 277%. On January 15, 2001, Mr. Brewer agreed to defer a portion of his base salary (64%), reducing his base salary to $90,000, of which $160,000 annually was deferred until December 31, 2002 and remains unpaid as of April 15, 2003.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company. During 2002, no annual incentive bonuses were paid to the individuals named in the Summary Compensation Table.

         Stock Options. The Compensation Committee has the power to grant stock options under the 1998 Plan and outside of the 1998 Plan. With respect to executive officers, it has been the Compensation Committee's practice to grant, on an annual basis, stock options that vest at the rate of 20% upon grant and 20% in each calendar year thereafter for four years, and that are exercisable over a ten-year period at exercise prices per share set at the fair market value per share on the date of grant. Generally, the executives must be employed by the Company at the time the options vest in order to exercise the options and, upon announcement of a Change in Control (pursuant to and as defined in the 1998
Plan), such options become immediately exercisable. The Compensation Committee believes that stock option grants provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business. The Company's stock options are tied to the future performance of the Company's stock and will provide value to the recipient only when the price of the Company's stock increases above the option grant price.

         A total of 9,847,218, 920,000, and 2,243,769 stock options were granted pursuant to the 1998 Plan in 2002, 2001 and 2000 respectively. 2,865,000, 200,000 and 640,000 of such options were granted to Mr. Brewer in 2002, 2001 and 2000 respectively, and 4,634,238, 400,000, and 0 of such options were granted (in the aggregate) to other individuals named in the Summary Compensation Table in 2002, 2001 and 2000 respectively. The number of stock options granted in 2002, 2001 and 2000 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

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

Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 2002, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

COMPENSATION, STOCK OPTION AND BENEFITS COMMITTEE

                                                    William A. Wilson (Chairman)
                                                                Frank E. Coffman
                                                               Paul E. Hannesson
                                                             Michael P. Kalleres



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

ITEM 12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------   ---------------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information, as of December 31, 2002, with respect to the beneficial ownership of common stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                Number of Shares       Percentage of Outstanding
   Name and Address of          of Common Stock          Shares of Common Stock
   Beneficial Owner            Beneficially Owned(6)      Beneficially Owned

Commodore Environmental              8,382,302(7)                 14.20%
Services, Inc.(1)..............

Credit Agricole Deux Sevres(2).      7,743,578(8)                 13.12%

Bentley J. Blum(1).............      6,249,553(9)                 10.59%

Robert S. Goldsmith(3).........      5,000,000(10)                 8.47%

Shelby T. Brewer(4)............      4,359,313(11)                 6.98%

Tamie P. Speciale(5)...........      3,145,000(12)                 5.32%


         (1)  The address of Commodore Environmental Services, Inc., and Bentley
              J. Blum is 150 East 58th Street, Suite 3238, New York, New York 10155.

         (2) The address of Credit Agricole Deux Sevres is 4 Boulevard Louis Tardy, 79000 Niort, France.

         (3) The address of Robert S. Goldsmith is 117 East 77th Street, Apartment 2A, New York, New York 10021.

         (4) The address of Shelby T. Brewer is 2151 Jamieson Street, Carlyle Towers, Suite 1607, Alexandria, Virginia 84101.

         (5) The address of Tamie P. Speciale is 132 West Pierpoint Avenue, Suite 400, Salt Lake City, Utah 84101.

         (6) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

         (7) Excludes warrants to purchase an aggregate of 19,188,009 shares of common stock at exercise prices ranging from $1.42 per share to $2.15 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

         (8) Consists of (i) 6,000,000 shares of common stock pledged to Credit Agricole Deux Sevres from Environmental in connection with Environmental's default on $4.0 million of convertible bonds on February 06, 2001; and (ii) Credit Agricole Deux Sevres' indirect beneficial ownership of common stock based upon their ownership of 16,800,000 shares of Environmental's common stock pledged to Credit Agricole Deux Sevres from Environmental in connection with Environmental's default on $4.0 million of convertible bonds on February 06, 2001.

         (9) Consists of: (i) 2,500,000 shares of our common stock issued to Bentley J. Blum in exchange for $125,000 of debt owed to Mr. Blum from the Company; (ii) 144,200 shares of the Company common stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (iii) Mr. Blum's indirect beneficial ownership of common stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock, representing together 37.74% of the outstanding shares of Environmental common stock at April 15, 2003, and 4,500,000 shares of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

         (10) Consists of 5,000,000 shares of our common stock purchased by Robert S. Goldsmith.

         (11) Consists of: (i) 3,428 shares of common stock (ii) 490,695 shares of our common stock representing the balance held of the common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for 50% of the outstanding principal dated as of April 9, 2001; (iii) 865,200 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company under the 1998 Plan; (iv) 2,000,000 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company outside of the 1998 Plan; and (v) 1,000,000 shares of our common stock underlying a currently exercisable two year warrant at an exercise price of $0.05 per share granted to S.B. Enterprises in connection with the extension of the Brewer Note until January 1, 2004.

         (12) Consists of (i) 2,850,000 shares of our common stock issued to Tamie P. Speciale and George H. Speciale with joint tenancy and rights of survivorship, by the Company in connection with the dissolution of the Company's ownership of 81.0% of DRM; and (ii) 340,000 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $2.00 per share granted to Ms. Tamie P. Speciale and George H. Speciale with joint tenancy and rights of survivorship, by the Company in connection with the dissolution of the Company's ownership of 81.0% of DRM.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of common stock as of April 15, 2003 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company, (ii) each Director, (iii) each individual listed in the Summary Compensation Table herein, and (iv) all executive officers and Directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


                                                               Percentage of
                                                                 Outstanding
                                                              Shares of Common
  Name and Address of                Number of Shares         Stock Beneficially
  Beneficial Owner(1)              Beneficially Owned(6)           Owned
--------------------------------------------------------------------------------
Commodore Environmental
Services, Inc......................       8,382,302(7)                14.20%

Credit Agricole(2) ................       7,743,578(8)                13.12%

Bentley J. Blum....................       6,249,553(9)                10.59%

Robert S. Goldsmith(3).............       5,000,000(10)                8.47%

Shelby T. Brewer, PhD(4)...........       4,359,313(11)                6.98%

Tamie P. Speciale(5)...............       3,145,000(12)                5.32%

Paul E. Hannesson..................       1,491,978(13)                4.35%

James M. DeAngelis.................       1,730,700(14)                3.16%

O. Mack Jones......................       1,708,452(15)                2.89%

Frank E. Coffman, PhD..............         139,669(16)                  *

Michael P. Kalleres, VADM..........         139,669(17)                  *

William A. Wilson..................         139,669(18)                  *

All executive officers and               17,163,864                   28.68%
Directors as a group (8 persons)...

* Percentage ownership is less than 1%.

         (1) Unless otherwise noted the address of each beneficial owner is 150 East 58th Street, Suite 3238, New York, New York 10155. Messrs. Blum and Hannesson are brothers-in-law.

         (2) The address of Credit Agricole Deux Sevres is 4 Boulevard Louis Tardy, 79000 Niort, France.

         (3) The address of Robert S. Goldsmith is 117 East 77th Street, Apartment 2A, New York, New York 10021.

         (4) The address of Shelby T. Brewer is 2151 Jamieson Street, Carlyle Towers, Suite 1607, Alexandria, Virginia 84101.

         (5) The address of Tamie P. Speciale is 132 West Pierpoint Avenue, Suite 400, Salt Lake City, Utah 84101.

         (6) As used herein, the term "beneficial ownership" with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

         (7) Excludes warrants to purchase an aggregate of 19,188,009 shares of common stock at exercise prices ranging from $1.42 per share to $2.15 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

         (8) Consists of (i) 6,000,000 shares of our common stock pledged to Credit Agricole Deux Sevres from Environmental in connection with Environmental's default on $4.0 million of convertible bonds on February 06, 2001; and (ii) Credit Agricole Deux Sevres' indirect beneficial ownership of our common stock based upon its ownership of 16,800,000 shares of Environmental's common stock pledged to Credit Agricole Deux Sevres from Environmental in connection with Environmental's default on $4.0 million of convertible bonds on February 06, 2001. (Verify calculation - See table)

         (9) Consists of: (i) 2,500,000 shares of our common stock issued to Bentley J. Blum in exchange for $125,000 of debt owed to Mr. Blum from the Company; (ii) 144,200 shares of the Company common stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (iii) Mr. Blum's indirect beneficial ownership of common stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock, representing together 37.74% of the outstanding shares of Environmental common stock at April 15, 2003, and 4,500,000 shares of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

         (10) Consists of 5,000,000 shares of our common stock purchased by Robert S. Goldsmith.

         (11) Consists of: (i) 3,428 shares of common stock (ii) 490,695 shares of our common stock representing the balance held of the common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for 50% of the outstanding principal dated as of April 9, 2001; (iii) 865,200 shares of the Company common stock underlying currently exercisable options granted to Mr. Shelby T. Brewer by the Company under the 1998 Plan; (iv) 2,000,000 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company outside of the 1998 Plan; and (v) 1,000,000 shares of our common stock underlying a currently exercisable two year warrant at an exercise price of $0.05 per share granted to S.B. Enterprises in connection with the extension of the Brewer Note until January 1, 2004.

         (12) Consists of (i) 2,850,000 shares of our common stock issued to Tamie P. Speciale and George H. Speciale with joint tenancy and rights of survivorship, by the Company in connection with the dissolution of the Company's ownership of 81.0% of DRM; and (ii) 340,000 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $2.00 per share granted to Ms. Tamie P. Speciale and George H. Speciale with joint tenancy and rights of survivorship, by the Company in connection with the dissolution of the Company's ownership of 81.0% of DRM

         (13) Consists of: (i) 750,000 shares of common stock; (ii) 1,181,925 shares of common stock underlying currently exercisable stock options granted to Mr. Paul E. Hannesson by the Company under the 1998 Plan; and (iii) Mr. Hannesson's indirect beneficial ownership of common stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of

              Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (c) 500,000 shares of Environmental common stock in exchange for options to purchase 950,000 shares of Environmental common stock, issued to Hannesson Family Trust, representing together 7.18% of the outstanding shares of Environmental common stock as of March 15, 2001, and (d) currently exercisable options to purchase 525,705 shares of Environmental common stock, representing together 7.78% of the outstanding shares of Environmental common stock. Does not include
              (i) 40,000 shares of the Company's common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson; and (ii) 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children. It also does not include 1,000,000 shares of common stock underlying stock options granted to Mr. Hannesson by the Company that are not currently exercisable.

         (14) Consists of (i) 16,500 shares of common stock; (ii) 841,688 shares of common stock underlying currently exercisable stock options granted to Mr. James M. DeAngelis by the Company under the Company's 1998 Plan; (iii) 1,000,000 shares of common stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company outside of the Company's 1998 Plan; and
              (iv) Mr. DeAngelis' indirect beneficial ownership of common stock based upon his ownership of 580,000 shares of Environmental.

         (15) Consists of 1,759,375 shares of common stock underlying currently exercisable stock options granted to Mr. O. Mack Jones by the Company under the Company's 1998 Plan. (Disclose on Table)

         (16) Consists of 140,000 shares of common stock underlying currently exercisable stock options granted to Mr. Frank E. Coffman by the Company under the Company's 1998 Plan.

         (17) Consists of 140,000 shares of common stock underlying currently exercisable stock options granted to Mr. Michael P. Kalleres VADM by the Company under the Company's 1998 Plan.

         (18) Consists of 140,000 shares of common stock underlying currently exercisable stock options granted to Mr. William A. Wilson by the Company under the Company's 1998 Plan.

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

         On August 30, 2000, Applied completed a stock purchase agreement with Dispute Resolution Management, Inc. (DRM) and its two shareholders, William J. Russell ("Russell") and Tamie B. Speciale ("Speciale").

         On May 16, 2002, a Notice of Default and Right to Pursue Remedies (the "Notice") was issued to the Company by William J. Russell and Tamie B. Speciale (the "Pledgees") claiming that the Company is in default under the Stock Purchase Agreement (the "Agreement"), between the Company and DRM and the related Stock Pledge Agreement (the "Stock Pledge"). As of May 16, 2002, the Company no longer owns an 81% interest in DRM.

         On August 19, 2002, the Company entered into a settlement agreement with DRM (the "DRM Settlement Agreement"). Under terms of the DRM Settlement Agreement, the Company acknowledged that it had previously received back 4,750,000 shares of its common stock from DRM and its shareholders. As part of the DRM Settlement Agreement, the Company received an additional 1,187,500 shares of its common stock from DRM and its shareholders.

         Additionally, the Company issued 800,000 shares of Series H Preferred stock (the "Series H Preferred"), par value $0.001 per share, each such share of Series H Preferred having a stated value of $1.00 per share, to DRM, Russell and Speciale as part of the DRM Settlement Agreement as of September 30, 2002 for satisfaction of the remaining liabilities relating to the purchase and working capital of DRM. The Series H Preferred shall have the following rights, privileges, and limitations:

         a)   The conversion feature shall be exercisable on June 30, 2003.
         b) No Series H Preferred may be converted prior to June 30, 2003. Until July 31, 2005, only 80,000 shares of the Series H Preferred shall be convertible in any calendar quarter. The balance of any unconverted Series H Preferred Stock may be converted at any time on or after August 1, 2005.
         c) The conversion price of the Series H Preferred shall be determined by the average closing price of Company's common stock in the previous 30 trading days, but in no event shall the conversion price be less than $0.20 per share.
         d) The Series H Preferred shall have a non-cumulative annual dividend of 3%, payable in cash or Series H Preferred within 30 days of the end of the Company's fiscal year, at the Company's election.
         e)   The Series H Preferred shall not be transferable.

         The financial information included in the accompanying form 10K for the period ending December 31, 2002 reflects the terms of the DRM Settlement Agreement. For the year ended December 31, 2002 the Company recorded a loss on the disposal of DRM in the amount of $4,134,000. The Company's loss of the DRM subsidiary may have a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000. Because of the dissolution of DRM, it has been reflected as Assets Held for Sale - Component DRM and Liabilities Held for Sale - Component DRM at December 31, 2000 and 2001 and as discontinued operations for the years ended December 31, 2002, 2001 and 2000.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until August 13, 2002. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The current principal balance of the Milford/Shaar Bridge Loan Notes remains unpaid as of April 15, 2003. The Company has not been notified of a default of the Milford/Shaar Bridge Loan Notes as of April 15, 2003. See "MD&A - Liquidity and Capital Resources."

         In September 2000, the Company completed $500,000 in financing in the form of a loan (the "Brewer Note") from S. Brewer Enterprises, Inc. ("SB Enterprises"), which is owned by one of its officers and directors, Shelby T. Brewer, Chairman of the Board and Chief Executive Officer of the Company. The Brewer Note bears a 9.75% interest rate, payable monthly, with a balloon principal payment at the end of the term. In connection with the Brewer Note, the Company issued SB Enterprises a 2-year warrant for 100,000 shares of the Company's common stock at an exercise price of $1.0625 per share. This warrant expired by it terms in September of 2002. The note was due and payable on March 15, 2001. The Brewer Note was convertible into the Company's common stock at the market price up through March 15, 2001.

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

         On December 12, 2002, SB Enterprises executed an Amended and Restated Promissory Note Extension (the "Restated Brewer Note Extension"), which extended the maturity date of the note until January 1, 2004. In connection with the Restated Brewer Note Extension, the Company issued SB Enterprises a 2-year warrant for 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. On March 14, 2003, SB Enterprises issued a conversion notice for the remaining principal balance of $250,000 plus accrued interest of $36,563. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 13,189,842 shares. These shares have not been issued to Mr. Brewer as of April 15, 2003. The Company believes that this issuance of convertible debt is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% of the Company's common stock, transferred to the investors a total of 1,000,000 shares of the Company's common stock. All holders of the Weiss Group Note have granted payment extensions until January 1, 2004.

         Effective April 16, 2001, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.22 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from February 12, 2001 to June 30, 2001. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

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

         Effective October 29, 2002, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 1,000,000 shares at an exercise price of $0.22 per share of the Company's common stock in connection with the Weiss Group Note. Effective October 29, 2002, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 500,000 shares at an exercise price of $0.15 per share of the Company's common stock in connection with the Weiss Group Note.

         Effective October 29, 2002, the Company issued warrants to purchase 1,500,000 shares of its common stock at an exercise price of $0.05 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from May 31, 2002 to January 1, 2004. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

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

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continues to provide cash installments in the form of a loan to the Company. The Blum Loan bears interest at 9% per annum and has no due date at this time. The current principal balance of the Blum Loan remains unpaid as of April 15, 2003. See "MD&A - Liquidity and Capital Resources."

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

         There was no sharing of services in 2001 and 2002, although, insurance costs were allocated between Affiliated Parties when it was beneficial to insure the family of companies under one policy.

ITEM 14. CONTROLS AND PROCEDURES.
-------  -----------------------

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K
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

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2002 and 2001

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                                           Index
--------------------------------------------------------------------------------





                                                                            Page
                                                                            ----


Commodore Applied Technologies, Inc.

     Independent Auditors' Report                                           F-1


     Consolidated Balance Sheet as of December 31, 2002 and 2001            F-2


     Consolidated Statements of Operations for the years ended
       December 31, 2002, 2001 and 2000                                     F-3


     Consolidated Statements of Stockholders' (Deficit) Equity for
       the years ended December 31, 2002, 2001 and 2000                     F-4


     Consolidated Statements of Cash Flows for the years
       ended December 31, 2002, 2001 and 2000                               F-7


     Notes to Consolidated Financial Statements                             F-11

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Commodore Applied Technologies, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years ended December 31, 2002, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

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



                                        TANNER + CO.


Salt Lake City, Utah
February 6, 2003, except for Note 20, which is dated April 11, 2003


                                                                         Commodore Applied Technologies, Inc.
                                                                                             and Subsidiaries
                                                                                   Consolidated Balance Sheet

                                                                                   December 31, 2002 and 2001
                                                                         (Amounts in thousands except shares)
-------------------------------------------------------------------------------------------------------------

                                                                                    2002           2001
                                                                                -----------------------------
        Assets
        ------
Current assets:
  Cash and cash equivalents                                                     $          59   $        170
  Accounts receivable, net                                                                 96            599
  Prepaid assets and other current assets                                                 163            327
                                                                                -----------------------------

        Total current assets                                                              318          1,096

Property and equipment, net                                                               358            597

Intangible assets:
  Patents and completed technology, net of accumulated
   amortization of $40 and $1,375, respectively                                            60            100
                                                                                -----------------------------

        Total intangible assets                                                            60            100

Assets held for sale - component DRM                                                        -         29,407
                                                                                -----------------------------

Total assets                                                                    $         736   $     31,200
                                                                                -----------------------------


                                                                         Commodore Applied Technologies, Inc.
                                                                                             and Subsidiaries
                                                                                   Consolidated Balance Sheet
                                                                                                    Continued

-------------------------------------------------------------------------------------------------------------

                                                                                    2002           2001
                                                                                -----------------------------

        Liabilities and Stockholders' (Deficit) Equity
        ----------------------------------------------

Current liabilities:
  Accounts payable                                                              $       1,077   $      3,916
  Related party payable                                                                    80            160
  Line of credit                                                                            -            108
  Notes payable                                                                           714          1,245
  Other accrued liabilities                                                             2,723          2,035
                                                                                -----------------------------

        Total current liabilities                                                       4,594          7,464

Liabilities held for sale - component DRM                                                   -         22,165
Long-term debt                                                                            431              -
                                                                                -----------------------------

        Total liabilities                                                               5,025         29,629
                                                                                -----------------------------

Commitments and contingencies                                                               -              -

Stockholders' (deficit) equity:
  Convertible Preferred Stock, Series E, F and H, par value $.001 per share, aggregate liquidation value of $6,716,000 and $5,403,000 at December 31,
   2002 and 2001, respectively, 5% to 12% cumulative dividends for Series E and F, 3% dividends for Series H, 1,561,700 shares authorized, 1,213,700 shares and 441,700 shares issued and outstanding at December 31, 2002
   and 2001, respectively                                                                   1              -
  Common Stock, par value $.001 per share, 125,000,000 shares authorized,
   59,027,062 shares and 55,417,354 shares issued and outstanding,
   at December 31, 2002 and 2001, respectively                                             59             55
  Additional paid in capital                                                           67,129         66,759
  Accumulated deficit                                                                 (71,215)       (65,243)
                                                                                -----------------------------

                                                                                       (4,026)         1,571

  Treasury stock, 3,437,500 shares at December 31, 2002                                  (263)             -
                                                                                -----------------------------

        Total stockholders' (deficit) equity                                           (4,289)         1,571
                                                                                -----------------------------

                                                                                $         736   $      31,200
                                                                                -----------------------------


-------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                                               F-2


                                                                        Commodore Applied Technologies, Inc.
                                                                                            and Subsidiaries
                                                                        Consolidated Statement of Operations

                                                                         December 31, 2002 and 2001 and 2000
                                                                (Amounts in thousands except per share data)
------------------------------------------------------------------------------------------------------------

                                                                     2002           2001          2000
                                                                 -------------------------------------------

Revenue                                                          $       3,710    $     4,590   $    17,057

Costs and expenses:
  Cost of revenues                                                       2,108          3,369        14,452
  Research and development                                                 297            423           993
  General and administrative                                             1,792          2,420         5,228
  Depreciation and amortization                                            314            658           865
  Impairment of machinery                                                    -            776             -
  Impairment of patents                                                      -            627             -
  Impairment of goodwill                                                     -              -         6,586
                                                                 -------------------------------------------

        Total operating expenses                                         4,511          8,273        28,124
                                                                 -------------------------------------------

        Loss from operations                                              (801)        (3,683)      (11,067)

Other income (expense):
  Interest income                                                            -             38            57
  Interest expense                                                        (104)          (226)         (586)
  Equity in losses of unconsolidated subsidiary                              -           (295)            -
                                                                 -------------------------------------------

        Loss from continuing operations
        before provision for income taxes                                 (905)        (4,166)      (11,596)

Income tax benefit                                                           -              -             -
                                                                 -------------------------------------------

        Loss from continuing operations                                   (905)        (4,166)      (11,596)

Loss on disposal of discontinued operations                             (4,134)             -             -

(Loss) gain from discontinued operations                                  (933)        (2,388)          155
                                                                 -------------------------------------------

        Net loss                                                 $      (5,972)   $    (6,554)  $   (11,441)
                                                                 -------------------------------------------

Net loss per share from continuing operations
- basic and diluted                                              $       (0.02)   $     (0.08)  $     (0.34)

Net (loss) gain per share from discontinued
operations - basic and diluted                                   $       (0.09)   $     (0.05)  $      0.00
                                                                 -------------------------------------------

Total net loss per share - basic and diluted                     $       (0.11)   $     (0.13)  $     (0.34)
                                                                 -------------------------------------------

Number of weighted average shares outstanding                           57,775         53,241        35,866
                                                                 -------------------------------------------

------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                                              F-3

                                                                                          Commodore Applied Technologies, Inc.
                                                                                                              and Subsidiaries
                                                                      Consolidated Statement of Stockholders' (Deficit) Equity

                                                                               Years Ended December 31, 2002 and 2001 and 2000
                                                                                          (Amounts in thousands except shares)
------------------------------------------------------------------------------------------------------------------------------


                                             Preferred Stock     Common Stock    Additional
                                           -------------------------------------  Paid-In   Accumulated   Treasury
                                            Shares    Amount    Shares    Amount  Capital     Deficit      Stock       Total
                                           -----------------------------------------------------------------------------------

Balance, January 1, 2000                     335,000  $    -   30,962,938  $  31  $ 57,168  $   (47,248)  $      -   $   9,951

Issuance of Series F Convertible Preferred
Stock and warrants at redemption value       266,700       1            -      -     1,770            -          -       1,771

Conversion of Series E and F Convertible
Preferred Stock into common stock            (45,000)      -      440,581      -         -            -          -           -

Warrants issued in compensation
with short term note payable
to affiliated party                                -       -            -      -        89            -          -          89

Issuance of common stock for private
placement fee                                      -       -      100,000      -         -            -          -           -

Issuance of common stock and warrants
in acquisition                                     -       -   15,500,000     16     7,506            -          -       7,522

Preferred stock dividends                          -       -            -      -      (634)           -          -        (634)

Exercise of stock options                          -       -    1,326,866      1       596            -          -         597

Net loss                                           -       -            -      -         -      (11,441)         -     (11,441)
                                           -----------------------------------------------------------------------------------

Balance, December 31, 2000                   556,700       1   48,330,385     48    66,495      (58,689)         -       7,855

------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                                                                F-4


                                                                                          Commodore Applied Technologies, Inc.
                                                                                                              and Subsidiaries
                                                                      Consolidated Statement of Stockholders' (Deficit) Equity
                                                                                                                     Continued

------------------------------------------------------------------------------------------------------------------------------


                                             Preferred Stock     Common Stock    Additional
                                           -------------------------------------  Paid-In   Accumulated   Treasury
                                            Shares    Amount    Shares    Amount  Capital     Deficit      Stock       Total
                                           -----------------------------------------------------------------------------------

Conversion of series E and F
preferred stock into common stock           (115,000)     (1)   4,072,225      4        (3)           -          -           -

Sale of common stock for cash                      -       -    1,973,077      2       146            -          -         148

Sale of warrants for cash                          -       -            -      -       105            -          -         105

Conversion of debt to common stock                 -       -    1,041,667      1       249            -          -         250

Issuance of warrants in
financing agreements                               -       -            -      -       175            -          -         175

Preferred stock dividends                          -       -            -      -      (408)           -          -        (408)

Net loss                                           -       -            -      -         -       (6,554)         -      (6,554)
                                           --------------------------------------------------------------------------------------

Balance, December 31, 2001                   441,700       -   55,417,354     55    66,759      (65,243)         -       1,571

Conversion of series E and F
preferred stock into common stock            (28,000)      -    2,496,423      3        (3)           -          -           -

Issuance of common stock as payment of
preferred stock dividends                          -       -    1,113,285      1       136            -          -         137

Issuance of preferred H Stock pursuant to
disposition of DRM                           800,000       1            -      -       799            -          -         800

------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                                                                F-5

                                                                                          Commodore Applied Technologies, Inc.
                                                                                                              and Subsidiaries
                                                                      Consolidated Statement of Stockholders' (Deficit) Equity
                                                                                                                     Continued

------------------------------------------------------------------------------------------------------------------------------


                                             Preferred Stock     Common Stock    Additional
                                           -------------------------------------  Paid-In   Accumulated   Treasury
                                            Shares    Amount    Shares    Amount  Capital     Deficit      Stock       Total
                                           -----------------------------------------------------------------------------------

Treasury stock, 5,937,500 shares, received
from shareholders of DRM pursuant to the
disposition of DRM                                 -       -            -      -         -            -       (463)       (463)

Issuance of 2,500,000 shares of treasury
stock as payment of related party payable          -       -            -      -       (75)           -        200         125

Preferred stock dividends                          -       -            -      -      (528)           -          -        (528)

Issuance of warrants to officer of the
Company to extend note payable                     -       -            -      -        41            -          -          41

Net loss                                           -       -            -      -         -       (5,972)         -      (5,972)
                                           -----------------------------------------------------------------------------------

Balance, December 31, 2002                 1,213,700  $    1   59,027,062  $  59  $ 67,129  $   (71,215)  $ (263) $     (4,289)
                                           -----------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                                                                F-6


                                                                         Commodore Applied Technologies, Inc.
                                                                                             and Subsidiaries
                                                                         Consolidated Statement of Cash Flows

                                                              Years Ended December 31, 2002 and 2001 and 2000
                                                      (Amounts in thousands except shares and per share data)
-------------------------------------------------------------------------------------------------------------

                                                                     2002            2001           2000
                                                               ----------------------------------------------
Cash flows from operating activities:
  Net loss                                                     $        (5,972)   $    (6,554)  $    (11,441)
  Add: net loss (income) from discontinued operations                      933          2,388           (155)
  Add: net loss from disposal of discontinued operations                 4,134              -              -
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                          314            658            865
    (Gain) loss on disposition of property and equipment                   (35)             -              5
    Imputed interest expense                                                 -            167            333
    Impairment of goodwill                                                   -              -          6,586
    Impairment of machinery                                                  -            776              -
    Impairment of patents                                                    -            627              -
    Loss from unconsolidated subsidiary                                      -            295              -
    Provision for related party bad debt                                     -              -            109
    Amortization of debt discount                                            6            187            174
    Changes in assets and liabilities:
      Accounts receivable, net                                             503          2,964            (11)
      Restricted cash                                                        -              -             21
      Prepaid assets                                                        24             97            401
      Net assets of component DRM                                          (83)        (1,559)           512
      Accounts payable and accrued liabilities                              53            919            (28)
                                                               ----------------------------------------------

        Net cash provided by (used in) operating activities               (123)           965         (2,629)

Cash flows from investing activities:
  Equipment purchased or constructed                                         -            (51)          (114)
  Patents acquired                                                           -              -            (36)
  Advances from (to) related parties, net                                   45            (87)           (97)
  Contributions to affiliate                                                 -              -           (325)
                                                               ----------------------------------------------

        Net cash provided by (used in) investing activities                 45           (138)          (572)


-------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                                               F-7

                                                                         Commodore Applied Technologies, Inc.
                                                                                             and Subsidiaries
                                                                         Consolidated Statement of Cash Flows
                                                                                                    Continued

-------------------------------------------------------------------------------------------------------------

                                                                     2002            2001           2000
                                                               ----------------------------------------------
Cash flows from financing activities:
  Proceeds from sale of common stock and warrants                            -            253            597
  Proceeds from sale of preferred stock                                      -              -          1,771
  Preferred stock dividends                                                  -              -           (214)
  (Repayments)/borrowings under line of credit                            (108)        (1,351)          (256)
  Borrowings on debt and warrants                                          431          1,090          1,000
  Payments on long-term debt and notes payable                            (356)        (1,228)          (915)
                                                               ----------------------------------------------

        Net cash (used in) provided by financing activities                (33)        (1,236)         1,983
                                                               ----------------------------------------------

        Net change in cash and cash equivalents                           (111)          (409)        (1,218)

Cash and cash equivalents at beginning of year                             170            579          1,797
                                                               ----------------------------------------------

Cash and cash equivalents at end of year                       $            59    $       170   $        579
                                                               ----------------------------------------------


Supplemental disclosure of cash flow information:

     Cash paid during the year for:

              Interest                                         $             -    $       281   $        158
                                                               ----------------------------------------------

              Income taxes                                     $             -    $         -   $          -
                                                               ----------------------------------------------


-------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                                               F-8

                                            Commodore Applied Technologies, Inc.
                                                                and Subsidiaries
                                            Consolidated Statement of Cash Flows
                                                                       Continued

--------------------------------------------------------------------------------

Non-Cash Investing and Financing Activities:

2002
----

         o The Company recorded $528 of unpaid dividends to holders of preferred stock, and paid $137 of the unpaid dividends by issuance of 1,113,285 shares of common stock.

         o    The Company financed prepaid assets with notes payable of $140.

         o    The Company issued warrants valued at $41 with debt extensions.

         o Effective May 16, 2002, the Company dissolved the acquisition of its 81% interest in Dispute Resolution Management, Inc (DRM) (see
              Note 6). Consideration given consisted of the issuance of 800,000 shares of Series H Convertible Preferred valued at $800. The Company received 5,937,500 shares of treasury stock valued at $463 from DRM shareholders. The Company also relieved $29,490 of assets held for sale - component DRM, $2,595 of accounts payable and $22,165 of liabilities held for sale - component DRM, and recorded a loss on disposal of discontinued operations of $4,134 and a loss on discontinued operations of $933.

         o The Company issued 2,500,000 shares of treasury stock valued at $125 to satisfy a related party payable to an officer of the Company.


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

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued

--------------------------------------------------------------------------------

2000

Effective August 31, 2000, the Company acquired an 81% interest in Dispute Resolution Management, Inc. (DRM) (see Note 6). Consideration consists of the following:

  9.5 million option shares of common stock                 $           13,122
  6.0 million shares of common stock                                     6,563
  Warrants to purchase 1 million shares of common stock                    959
  Future payment guarantee                                               7,412
                                                            ------------------

         Total consideration                                $           28,056
                                                            ------------------

  Assets and liabilities acquired:

  Accounts receivable                                       $              157
  Property and equipment                                                   124
  Prepaids and other current assets                                         47
  Goodwill                                                              25,095
  Covenant not to compete                                                2,625
  Other assets                                                              36
  Accounts payable                                                         (61)
  Accrued expenses                                                          (5)
  Note payable                                                            (470)
                                                            ------------------

                                                            $           27,548
                                                            ------------------

  Cash received                                             $              508
                                                            ------------------


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

         o The Company converted 45,000 shares of Series E & F Preferred Stock to 440,581 shares of common stock.

         o The Company financed equipment of $188 and prepaid assets of $271 with notes payable and long-term debt of $459.

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

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2002 and 2001
                                  (In thousands except share and per share data)
--------------------------------------------------------------------------------

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

                        Through Dispute Resolution Management, Inc. (DRM), a subsidiary acquired August 30, 2000 and disposed of May 16, 2002, Applied provided a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities. As of May 16, 2002, Applied no longer owns an 81% interest in DRM (see Note 6). Applied's loss of the DRM subsidiary may have a material adverse effect on the financial condition of Applied and its cash flow requirements. Applied currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.


--------------------------------------------------------------------------------
                                                                            F-11

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of         Principles of Consolidation
     Significant        The  consolidated   financial   statements  include  the
     Accounting         accounts of Applied and its majority-owned subsidiaries.
     Policies           Dispute  Resolution  Management,  Inc.  is  included  as
     Continued          discontinued  operations  from  August 30, 2000 (date of
                        acquisition)  through May 16, 2002 (date of dissolution)
                        (see Note 6).  During the year ended  December 31, 2002,
                        Applied disposed of DRM, and recorded the related loss on the disposal of DRM. Applied has presented its financial statements to reflect the operations of DRM as discontinued operations.

                        All significant intercompany balances and transactions have been eliminated.

                        The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., was accounted for under the lower of cost or market at December 31, 2000 as operations had ceased. During the year ended December 31, 2001, the joint venture was dissolved, and Applied's share of the related loss was included in losses of unconsolidated subsidiaries.

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


--------------------------------------------------------------------------------
                                                                            F-12

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Sales  to  major customers  which exceeded 10 percent of
     Significant        revenues are as follows:
     Accounting
     Policies
     Continued                               Years Ended December 31,
                                    ------------- -------------- ---------------
                                        2002          2001            2000
                                    ------------- -------------- ---------------

                        Customer A    $   2,622    $    3,252      $     1,476
                        Customer B    $     784    $    1,148      $       742
                        Customer C    $       -    $        -      $    11,618

                        The contract with Customer C ended on December 31, 2000, and the contract with Customer A ended on October 1, 2002.

                        Risk and Uncertainty
                        Applied's operations involving the separation and destruction of PCBs requires a permit from the EPA. Applied had a valid nationwide permit related to the treatment of PCBs in certain substances. The permit expired September 15, 2001. Applied is currently in the process of applying for a renewal of the permit. Until the permit is reviewed and allowed, Applied, or its client, must post a closure bond specific to the amount of any contracts that utilize Applied's destruction technology related to the treatment of PCB's. Presently, there is no information to suggest that the EPA will not renew Applied's permit or grant them the requested revision.

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

                        Intangible Assets
                        Completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories, Inc. ("Labs"). Completed technology and patents are being amortized on a straight-line basis over their estimated
                        1.5 year lives remaining at December 31, 2002.

--------------------------------------------------------------------------------
                                                                            F-13

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Impairment of Long-Lived Assets
     Significant        Applied  reviews its  long-lived  assets for  impairment
     Accounting         whenever  events or  changes in  circumstances  indicate
     Policies           that  the  carrying  amount  of the  assets  may  not be
     Continued          recoverable  through  undiscounted future cash flows. If
                        it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the Statement of Operations.

                        During the year ended December 31, 2001 Applied recorded an impairment on its equipment and related patents of completed technology of $776 and $627, respectively.

                        During the year ended December 31, 2000 the unamortized goodwill associated with the purchase of CASI was determined to be impaired and was written off in the amount of $6,586.

                        Revenue Recognition
                        Substantially all of Applied's revenues from continuing operations are generated by its subsidiary, CASI. CASI's revenues consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for unit prices. Revenue under unit price contracts are recorded when the services are provided.

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

--------------------------------------------------------------------------------
                                                                            F-14

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of         Revenue Recognition - Continued
     Significant        DRM's revenue is  recognized  on retainers  according to
     Accounting         the terms of each  contract.  Revenue is  recognized  on
     Policies           contingent  success  fees  as  each  dispute  with  each
     Continued          insurer is resolved and a binding  settlement  agreement
                        has  been   executed  by  all   parties.   All  revenues
                        associated with DRM have been classified in Applied's current financial statements in discontinued operations.
                        Applied disposed of its ownership of DRM on May 16, 2002
                        (see Note 6).

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


--------------------------------------------------------------------------------
                                                                            F-15

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of         Stock-Based Compensation
     Significant        At  December  31,  2002,  Applied  has  one  stock-based
     Accounting         employee  compensation  plan,  which is  described  more
     Policies           fully in Note 13.  Applied  accounts for its plans under
     Continued          the  recognition  and  measurement   principles  of  APB
                        Opinion  No.  25,   Accounting   for  Stock   Issued  to
                        Employees, and related  interpretations.  No stock-based
                        employee  compensation cost is reflected in net loss, as
                        all  options  granted  under those plans had an exercise
                        price that  equaled or exceeded  the market value of the
                        underlying common stock on the date of grant. In as much
                        as Applied  rescinded  certain  options  during 2002 and
                        reissued new options to the option holders,  the options
                        are  considered  variable  options  and will be revalued
                        each quarter to determine the effect on  operations,  if
                        any. The following  table  illustrates the effect on net
                        loss per share if  Applied  had  applied  the fair value
                        recognition   provision  of  FASB   Statement  No.  123,
                        Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                             Years Ended December 31,
                                       ----------------------------------------
                                           2002         2001         2000
                                      ----------------------------------------

 Net loss, as reported                $    (5,972) $    (6,554) $    (11,441)
 Deduct:
    Total stock- based employee
    compensation expense determined
    under fair value based method
    for all awards, net of related
    tax effects                              (500)        (256)       (1,178)
                                      ----------------------------------------

 Pro forma net loss                   $    (6,472) $    (6,810) $    (12,619)
                                      ----------------------------------------

 Loss per share:
    Basic and diluted - as reported   $      (.11) $      (.13) $       (.34)
                                      ----------------------------------------

    Basic and diluted - pro forma     $      (.12) $      (.14) $       (.37)
                                      ----------------------------------------

--------------------------------------------------------------------------------
                                                                            F-16

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Fair Value of Financial Instruments
     Significant        The fair value of financial instruments is determined by
     Accounting         reference  to various  market  data and other  valuation
     Policies           techniques as appropriate.  Accounts  receivable,  notes
     Continued          receivable,  cash  equivalents,  long  term debt and the
                        line of credit are financial instruments that are subject to possible material market variations from the recorded book value. Applied has reflected in the financial statements debt discounts which are being amortized over the estimated lives of the obligations.
                        The debt discounts bring the obligations to a market rate of interest. The fair value of these financial instruments approximate the recorded book value as of December 31, 2002 and 2001.

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

2.   Going              The accompanying  consolidated financial statements have
     Concern            been  prepared  under the  assumption  that Applied will
                        continue   as   a   going   concern.   Such   assumption
                        contemplates   the   realization   of  assets   and  the
                        satisfaction  of  liabilities  in the  normal  course of
                        business.   As  shown  in  the  consolidated   financial
                        statements,  Applied incurred losses for the years ended
                        December 31, 2002, 2001 and 2000. Applied also has a working capital deficit at December 31, 2002. The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.


--------------------------------------------------------------------------------
                                                                            F-17

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Going              Applied's  continuation  as a going concern is dependent
     Concern            upon its  ability to  generate  sufficient  cash flow to
     Continued          meet  its  obligations  on a  timely  basis,  to  obtain
                        additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash. Applied currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.


3.   Receivables        The  components  of  Applied's  trade receivables are as
                        follows as of December 31:

                                                      2002            2001
                                                -------------------------------

        Contract receivables                           272           1,010

        Less:  Allowance for doubtful accounts
         and potential disallowances                  (176)           (411)
                                                -------------------------------

          Total receivables, net                $       96 $           599
                                                -------------------------------

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


--------------------------------------------------------------------------------
                                                                            F-18

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Property           Property and equipment consist of the following:
     and
     Equipment
                                            Average          December 31
                                          Useful Life     2002        2001
                                          --------------------------------------

        Machinery and equipment              3           $   615     $   599
        Furniture and fixtures               5               223         223
        Computer equipment                   4               510         882
        Leasehold improvements               5                19          19
                                                       ------------------------

                                                           1,367       1,723

        Less:  accumulated depreciation
            and amortization                              (1,009)     (1,126)
                                                       ------------------------

        Total property and equipment                     $   358     $   597
                                                       ------------------------

                        During the year ended  December  31, 2001 an  impairment
                        loss  of  $776  was  recorded   against  the   machinery
                        equipment.


5.   Other Assets       Applied  had  an  investment  in a  joint  venture  with
                        Teledyne Environmental, Inc. (LLC). Applied did not record its equity in the losses of the LLC in 2000 and 1999 as the LLC agreement states that members of the LLC can only be asked to fund approved capital calls and Applied had no obligation to fund these 2000 and 1999 losses. During the year ended December 31, 2001, the joint venture was dissolved, and Applied's share of the related loss to dissolve the joint venture of $295 was included in losses of unconsolidated subsidiaries.


--------------------------------------------------------------------------------
                                                                            F-19

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Acquisition        On August 30, 2000,  Applied  completed a stock purchase
     and                agreement with Dispute Resolution Management, Inc. (DRM)
     Dissolution        and its two  shareholders.  This  agreement  amended and
     of Dispute         restated in its entirety  the terms of an agreement  and
     Resolution         plan of merger,  which  Applied had  previously  entered
     Management         into with DRM and its shareholders. On May 16, 2002, the
                        acquisition of DRM was dissolved, and Applied entered into a settlement agreement with DRM on August 19, 2002.

                        Under  terms  of  the  acquisition  agreement,   Applied
                        purchased 81% of the issued and outstanding capital stock of DRM from the two existing shareholders. The consideration to these shareholders (and their designees) consisted of:

                            a) 10.5 million shares of Applied common stock. Of these 10.5 million shares, 9.5 million shares are subject to a one-year option to repurchase any or all shares. The extended option expired on May 16, 2002.

                            b) 5 million shares of Applied common stock in exchange for an option to purchase the remaining 19% interest in DRM. The option expires after five years and the option price was to be based upon the relative appraised values of DRM and Applied at the time of purchase.

                            c) Five-year warrants to purchase up to an aggregate of 1.0 million shares of Applied common stock at an exercise price of $2.00 per share.

                            d) Quarterly earn-out distributions equal to 35% of the cash flow of DRM over an earn-out period commencing as of September 1, 2000 and ending December 31, 2005. Applied had agreed that if DRM had not distributed to these shareholders a total of $10 million in cash in earn-out payments by December 31, 2003, Applied would make up the difference between $10 million and the actual cash distributed. This difference could have been paid in cash or Applied common shares at Applied's sole discretion.

--------------------------------------------------------------------------------
                                                                            F-20

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Acquisition        Applied had an absolute and  irrevocable  obligation  to
     and                repurchase, by the end of the option period, that number
     Dissolution        of 9.5 million shares of Applied common stock  necessary
     of Dispute         to provide the  holders of those  shares with a total of
     Resolution         $14.5  million.  It was Applied's  intention to exercise
     Management         its option to reacquire  these shares  during the period
     Continued          and sell these shares to generate the cash  necessary to
                        meet the $14.5 million obligation. The obligation was recorded as a note payable and interest had been imputed on the note payable to record debt at the time of acquisition of $13,122.

                        The former owners of DRM entered into five-year employment agreement with DRM providing for starting salaries of $262 per year, with annual increases of not more than 5%. In addition, these individuals entered into five-year non-competition agreements with DRM.

                        Applied valued the consideration given as follows:

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

                        Applied    recorded   the    difference    between   the
                        consideration given of $28,056 and its ownership in DRM equity of $336 as follows:


                        Covenants not to compete             $          2,625
                        Goodwill                                       25,095
                                                             -----------------

                                Total                        $         27,720
                                                             -----------------

--------------------------------------------------------------------------------
                                                                            F-21

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Acquisition        Covenants not to compete were being amortized over their
     and                5 year life.  Prior to January  1,  2002,  goodwill  was
     Dissolution        being amortized over 20 years.
     of Dispute
     Resolution         On May 16, 2002, a Notice of Default and Right to Pursue
     Management         Remedies (the "Notice") was issued to Applied by William
     Continued          J.  Russell  and  Tamie  B.  Speciale  (the  "Pledgees")
                        claiming  that  Applied  was in default  under the Stock
                        Purchase Agreement (the "Agreement"), between Applied and DRM and the related Stock Pledge Agreement (the
                        "Stock Pledge"). As of May 16, 2002, Applied no longer owned an 81% interest in DRM.

                        On August 19, 2002, Applied entered into a settlement agreement with DRM (the "DRM Settlement Agreement"). Under terms of the DRM Settlement Agreement, Applied acknowledged that it had previously received back 4,750,000 shares of its common stock from DRM and its shareholders, which was recorded as treasury stock at the fair market value of the common stock. As part of the DRM Settlement Agreement, Applied received an additional 1,187,500 shares of its common stock from DRM and its shareholders, which was also recorded as treasury stock at the fair market value of the common stock.

                        Additionally, Applied issued 800,000 shares of Series H Preferred stock (the "Series H Preferred"), par value $0.001 per share, each such share of Series H Preferred having a stated value of $1 per share, to DRM, Russell and Speciale as part of the DRM Settlement Agreement as of September 30, 2002 for satisfaction of the remaining liabilities relating to the purchase and working capital of DRM. The Series H Preferred shall have the following rights, privileges, and limitations:

                            a) The conversion feature shall be exercisable on June 30, 2003.

                            b) No Series H Preferred may be converted prior to June 30, 2003. Until July 31, 2005, only 80,000 shares of the Series H Preferred shall be convertible in any calendar quarter. The balance of any unconverted Series H Preferred Stock may be converted at any time on or after August 1, 2005.


--------------------------------------------------------------------------------
                                                                            F-22

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Acquisition            c)     The   conversion   price  of  the   Series  H
     and                           Preferred  shall be determined by the average
     Dissolution                   closing  price of  Company's  common stock in
     of Dispute                    the previous 30 trading days, but in no event
     Resolution                    shall the conversion price be less than $0.20
     Management                    per share.
     Continued
                            d)     The   Series  H   Preferred   shall   have  a
                                   non-cumulative annual dividend of 3%, payable in cash or Series H Preferred within 30 days of the end of Applied's fiscal year, at Applied's election.

                            e)     The   Series  H   Preferred   shall   not  be
                                   transferable.

                        For the year ended December 31, 2002 Applied recorded a loss on the disposal of DRM in the amount of $4,134. Applied's loss of the DRM subsidiary may have a material adverse effect on the financial condition of Applied and its cash flow problems. Applied currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.


7.   Other              Other accrued liabilities consist of the following:
     Accrued
     Liabilities
                                                    2002           2001
                                                ------------------------------

        Dividend payable                        $       1,210 $           816
        Compensation and employee benefits                842             658
        Loss reserve                                      238             200
        Related parties                                   185             185
        Accrued interest                                  155             110
        Other                                              93              66
                                                ------------------------------

                                                $       2,723 $         2,035
                                                ------------------------------


--------------------------------------------------------------------------------
                                                                            F-23

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Line               At December  31,  2002 and 2001,  CASI had a $0 and $108
     of                 outstanding balance,  respectively,  on a revolving line
     Credit             of  credit.  The line of credit is not to exceed  85% of
                        eligible  receivables or $2,500 and is due November 2003
                        with interest  payable monthly at prime plus 2.0 percent
                        (6.75%  at  December  31,  2002).  The  credit  line  is
                        collateralized  by the assets of CASI and is  guaranteed
                        by  Applied.   The  line  of  credit  contains   certain
                        financial covenants and restrictions including minimum ratios that CASI must satisfy.

9.   Notes              Notes payable consist of the following at December 31:
     Payable
                                                      2002           2001
                                                  ------------------------------

 Notes payable to individuals with interest at
 15%, due in aggregate monthly installments,
 beginning in July 2001, of $83,33 plus
 interest, maturing through August 2002.  In
 connection with the notes, Applied issued
 warrants to purchase 333,334 shares of stock
 which were valued at $70,000 and recorded as a
 discount on the notes to be amortized over
 their respective terms.  The notes are in
 default, but Applied has not received notice of
 default.                                            $       583  $         583

 Unamortized discount for warrants                             -            (18)

 Notes payable to an insurance company with
 interest at 8.18%, secured by an insurance
 contract and due November 2003                              131            214


--------------------------------------------------------------------------------
                                                                            F-24

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Notes
     Payable
     Continued

 Notes payable to individuals with interest at
 12%, originally due February 13, 2001 and
 extended until May 31, 2002, and then until
 January 1, 2004 and reclassified as long-term
 debt (see Note 10).                                           -            216

 Note payable to an officer of Applied with
 interest at 9.75%.  The note is unsecured and
 is convertible into common stock of Applied at
 the market rate of the common stock.  During
 2001 the officer converted $250,000 of the note
 for 1,041,667 shares of common stock.  The note
 was originally due March 15, 2001 but has been
 extended until January 1, 2004 during 2002 and
 reclassified as long-term debt (see Note 10).                 -            250
                                                     ---------------------------

                                                     $       714  $       1,245
                                                     ---------------------------


10.  Long-Term          Applied has the following long-term debt at December 31,
     Debt               2002:

 Note payable to an officer of Applied with interest at 9.75%.
 The note is unsecured and is convertible into common stock of
 Applied at the market rate of the common stock.  During 2001 the officer converted $250,000 of the note for 1,041,667
 shares of common stock.  The note was originally due March 15,
 2001 but has been extended until until January 1, 2004 and
 reclassified from notes payable (see Note 9).  Applied also has imputed a discount for warrants issued for $41 in
 connection with the extension of the note which is being
 amortized over the extended term of the note                     $         250

 Notes payable to individuals with interest at 12%, originally due February 13, 2001 and extended until May 31, 2002, and
 then until January 1, 2004 during 2002 and reclassified from notes payable (see Note 9).  The note is secured by accounts
 receivable.                                                                216



--------------------------------------------------------------------------------
                                                                            F-25

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Long-Term
     Debt
     Continued

 Unamortized discount imputed for warrants                                  (35)
                                                                  --------------

                                                                            431

 Less current maturities                                                      -
                                                                  --------------

                                                                  $         431
                                                                  --------------

                        Future maturities on long-term debt are as follows:

                                Year
                                ----

                                2003                                          -
                                2004                                        431
                                                                  --------------

                                    Total                                   431
                                                                  --------------

11.  Income             Applied  provides for deferred income taxes on temporary
     Taxes              differences  which represent tax effects of transactions
                        reported for tax purposes in periods different than for book purposes.

                        The provision for income taxes for the years ended December 31 results in an effective tax rate which differs from federal income tax rates as follows:

                                          2002         2001          2000
                                      -----------------------------------------

 Expected tax benefit at federal
   statutory rate                     $     (2,030) $     (2,228) $     (3,890)
 State income tax benefit, net of
   federal income tax benefit                 (358)         (393)         (686)
 Interest accretion                             24           753           333
 Other                                         604           226           453
 Disposition of discontinued
   operations                                1,654             -             -
 Change in valuation allowance                 106         1,642         3,790
                                      -----------------------------------------

      Income tax benefit              $          -  $          -  $          -
                                      -----------------------------------------

--------------------------------------------------------------------------------
                                                                            F-26

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Income             The components  of the  net deferred tax  as of December
     Taxes              31, are as follows:
     Continued
                                                        2002          2001
                                                    ---------------------------

      Reserve for uncollectable
        receivables and potential
        disallowances                               $         153  $       226
      Depreciation and amortization                            -           (41)
      Net operating loss carryforward                     11,716        11,500
      Impairment charges                                   2,480         2,480
      Other                                                   21            99
                                                    ---------------------------

                                                          14,370        14,264

 Valuation allowance                                     (14,370)      (14,264)
                                                    ---------------------------

          Net deferred taxes                        $           -  $         -
                                                    ---------------------------

                        Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 31, 2002 and 2001, Applied has established a valuation allowance for the entire amount of net deferred tax assets.

                        Applied has net operating loss ("NOL") carryforwards at December 31, 2002 of approximately $32,000 which expire in years 2010 through 2022. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.


12.  Stockholders'      Series E Convertible Preferred Stock
     Equity             Effective   November  4,  1999,  Applied  issued 335,000
                        shares of Series E Convertible Preferred Stock with a stated value of $10 per share.

                        This stock has a dividend rate of 12% per annum through April 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock has a special dividend at the rate of 7.5% per annum which began to accrue on May 1, 2000 and continues to accrue until paid, payable on May 1, 2001. The special dividend will not be paid on any stock converted to common stock on or before April 30, 2001.

--------------------------------------------------------------------------------
                                                                            F-27

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Stockholders'      Series E Convertible Preferred Stock - Continued
     Equity             The  Series  E   Convertible   Preferred   Stock  has  a
     Continued          liquidation  preference of $10 per share.  In connection
                        with the issuance of the Series E Convertible  Preferred
                        Stock,  Applied  issued  warrants  to  purchase  572,500
                        shares of common stock at a purchase price equal to 110% of the market price on the date of closing ($1.20).
                        These warrants were valued at $60 and expire on November
                        4, 2004.

                        The Series E Convertible Preferred Stock is convertible into common stock at any time on or after April 30, 2000 at a conversion price equal to the arithmetic mean of the closing prices of common stock as reported in the respective stock exchange for the ten trading days immediately preceding the date of conversion.

                        During the year ended December 31, 2001, 22,000 shares of Series E Convertible Preferred Stock were converted into 1,256,713 shares of common stock. As of December 31, 2002 there are 278,000 shares of Series E Convertible Preferred Stock outstanding.

                        Series F Convertible Preferred Stock
                        In March 2000, Applied issued 266,700 shares of Series F Convertible Preferred Stock with a stated value of $10 per share. Transaction costs on the issuance totaled $230 resulting in net proceeds to Applied of $1,771.

                        The stock has a dividend rate of 12% per annum through September 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock has a special dividend at the rate of 7.5% per annum which began to accrue October 1, 2000 and continues to accrue until paid, payable on October 1, 2001. The special dividend will not be paid on stock converted to common stock on or before September 30, 2001.

                        The  Series  F   Convertible   Preferred   Stock  has  a
                        liquidation preference of $10 per share. In connection with the issuance of Series F Convertible Preferred Stock, Applied issued warrants to purchase 363,475 shares of common stock at $1.93875 per share. These warrants expire on March 16, 2005.

--------------------------------------------------------------------------------
                                                                            F-28

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Stockholders'      Series F Convertible Preferred Stock - Continued
     Equity             The Series F Convertible  Preferred Stock is convertible
     Continued          into common stock at any time on or after  September 30,
                        2000. On conversion, the investor will receive for each converted preferred share the greater number of common stock as determined by (1) the face value per share
                        ($10) plus accrued dividends divided by the average of the closing prices over a ten consecutive trading day period ending on the trading day immediately preceding the conversion date, or (2) $7.50 (the cash invested for each preferred share) divided by $1.93875.

                        During the years ended December 31, 2002 and 2001, 28,000 shares and 93,000 shares of Series F Convertible Preferred Stock were converted to 2,496,423 shares and 2,815,512 shares of common stock, respectively. Applied has 135,700 shares of Series F convertible stock outstanding at December 31, 2002.

                        Series H Convertible Preferred Stock
                        Applied issued 800,000 shares of Series H Preferred stock (the "Series H Preferred"), par value $0.001 per share, each such share of Series H Preferred having a stated value of $1 per share, to DRM, Russell and Speciale as part of the DRM Settlement Agreement as of September 30, 2002 for satisfaction of the remaining liabilities relating to the purchase and working capital of DRM. The Series H Preferred shall have the following rights, privileges, and limitations:

                            a) The conversion feature shall be exercisable on June 30, 2003.

                            b) No Series H Preferred may be converted prior to June 30, 2003. Until July 31, 2005, only 80,000 shares of the Series H Preferred shall be convertible in any calendar quarter. The balance of any unconverted Series H Preferred Stock may be converted at any time on or after August 1, 2005.

                            c) The conversion price of the Series H Preferred shall be determined by the average closing price of Company's common stock in the previous 30 trading days, but in no event shall the conversion price be less than $0.20 per share.

--------------------------------------------------------------------------------
                                                                            F-29

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Stockholders'      Series H Convertible Preferred Stock - Continued
     Equity
     Continued
                           d)     The   conversion   price  of  the   Series  H
                                   Preferred shall be determined by the average closing price of Company's common stock in the previous 30 trading days, but in no event shall the conversion price be less than $0.20 per share.

                            e) The Series H Preferred shall have a non-cumulative annual dividend of 3%, payable in cash or Series H Preferred within 30 days of the end of Applied's fiscal year, at Applied's election.

                            f)     The   Series  H   Preferred   shall   not  be
                                   transferable.

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

                        Cumulative unpaid dividends on Preferred Stock is $1,210 and $816 at December 31, 2002 and 2001.


13.  Stock Options      Applied  has  adopted  the  intrinsic  value  method  of
     and Stock          accounting  for stock options and warrants  under APB 25
     Warrants           with footnote disclosures of the pro forma effects as if
                        the FAS 123 fair value method had been adopted. See Note
                        1 for the pro forma effect on net loss per share if Applied had applied the fair value recognition provision of FAS 123.

--------------------------------------------------------------------------------
                                                                            F-30

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Stock Options      FAS 123  requires  stock  options to be valued  using an
     and Stock          approach such as the Black-Scholes option pricing model.
     Warrants           The Black-Scholes model calculates the fair value of the
     Continued          grant  based upon the  following  assumptions  about the
                        underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is 197%, the expected risk-free rate of return is 4.5 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.

                        Stock options issued during the years ended December 31, 2002, 2001 and 2000 had an average value of $.07, $.28 and $.53, respectively.

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

                        In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable options and will be revalued each quarter to determine the effect on operations, if any.

--------------------------------------------------------------------------------
                                                                            F-31

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Stock              Stock Options - Continued
     Options            A summary  of the status of  options  granted  under the
     and Stock          Plan as of December 31, 2002,  2001 and 2000 and changes
     Warrants           during the periods then ended is presented below:
     Continued

                       2002                 2001                 2000
              -----------------------------------------------------------------
                Shares    Weighted    Shares   Weighted    Shares   Weighted
                           Average              verage               verage
                          Exercise             Axercise             Axercise
                            Price              E Price              E Price
              -----------------------------------------------------------------

 Options
 outstanding
 - beginning
 of year        7,266,908  $ 0.84   7,529,056  $   0.86   7,169,747   $   .61
   Granted      9,847,218    0.07     920,000      0.28   2,243,769      1.05
   Exercised            -       -           -         -  (1,326,866)      .46
   Rescinded   (3,744,373)   0.74           -         -           -         -
   Forfeited   (3,165,160)   0.55  (1,182,148)     0.49    (557,594)      .59
              -----------------------------------------------------------------

 Options
 outstanding
 - end of year 10,204,593  $ 0.24   7,266,908  $   0.84   7,529,056   $  0.86
              -----------------------------------------------------------------

                        The  following  table   summarizes   information   about
                        employee stock options outstanding at December 31, 2002:

                         Options and Warrants            Options and Warrants
                              Outstanding                     Exercisable
                 ---------------------------------------------------------------
                                Weighted
                                Average     Weighted                 Weighted
     Range of                  Remaining    Average                   Average
    Exercisable     Number    Contractual   Exercise     Number      Exercise
      Prices      Outstanding     Life       Price    Exercisable      Price
  ------------------------------------------------------------------------------

  $ 0.07 - 0.07    9,847,218   5.96 years   $   0.07   6,847,218      $   0.07
    2.00 - 6.00      357,375   3.98 years       4.86     357,375          4.86
                 ---------------------------------------------------------------

                  10,204,593  5.89 years   $    0.24   7,204,593      $   0.31
                 ---------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                            F-32

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



13.  Stock              Stock Warrants
     Options            Outstanding warrants (vested and not vested) at December
     and Stock          31, 2002 are as follows:
     Warrants
     Continued

   Granted                                    Number of   Current
   1999 and    Granted  Granted    Granted    Warrants   Exercise   Expiration
    Prior       2000      2001      2002        2002       Price       Date
 -------------------------------------------------------------------------------

   10,905,444  2,764,141  234,893  2,233,885   16,138,363  $  4.65 December 2003
      662,267    127,596   13,074    127,430      930,367     2.93 March 2003
    1,766,861     49,020   26,679    261,688    2,104,248     1.24 February 2004
      312,500          -        -          -      312,500     1.20 November 2004
      250,000          -        -          -      250,000     1.20 November 2004
            -     25,000        -          -       25,000     1.94 March 2005
            -    250,000        -          -      250,000     1.94 March 2005
            -    226,500        -          -      226,500     1.94 March 2005
            -  1,000,000        -          -    1,000,000     2.00 August 2005
            -          -  333,334          -      333,334     0.22 June 2006
            -          -        -  2,500,000    2,500,000     0.05 October 2004
 ---------------------------------------------------------

   13,897,072  4,442,257  607,980  5,123,003   24,070,312
 ---------------------------------------------------------

                        There were no warrants exercised in 2002, 2001 and 2000. 1,833,109 and 11,299,807 warrants expired in 2002 and 2001, respectively, and 1,000,000 warrants were rescinded in 2002. As of December 31, 2002 all warrants are exercisable.

                        The   16,138,363,   930,367   and   2,104,248   warrants
                        outstanding at December 31, 2002 are warrants granted to Commodore Environmental Services, Inc. in 1999 and prior, and contain anti-dilution provisions. The warrants granted in 2002, 2001 and 2000 were issued pursuant to these anti-dilution provisions.


14.  Earnings           All   earnings   per   share    amounts    reflect   the
     Per                implementation  of SFAS 128 "Earnings per Share".  Basic
     Share              earnings  per share are  computed by dividing net income
                        available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

--------------------------------------------------------------------------------
                                                                            F-33

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Earnings Per
     Share
     Continued                                  Years Ended December 31,
                                       -----------------------------------------
                                            2002          2001           2000
                                       -----------------------------------------

    Net loss                           $    (5,972) $     (6,554) $     (11,441)
    Preferred stock dividends                 (528)         (408)          (634)
                                       -----------------------------------------

    Net loss available to
      common shareholders              $    (6,500) $     (6,962) $     (12,075)
                                       -----------------------------------------

    Weighted average common
       shares outstanding (basic)       57,775,000    53,241,000     35,866,000
    Series E Convertible
       Preferred Stock                         (*)           (*)            (*)
    Series F Convertible
       Preferred Stock                         (*)           (*)             -
    Series H Convertible
       Preferred Stock                         (*)           (*)            (*)
    Employee Stock Options                     (*)           (*)            (*)
    Warrants issued in connection
       with various transactions               (*)           (*)            (*)
                                       -----------------------------------------

    Weighted average common
       shares outstanding (diluted)     57,775,000    53,241,000     35,866,000
                                       -----------------------------------------

    Net loss per share - basic
       and diluted                     $      (.11) $       (.13) $        (.34)
                                       -----------------------------------------

                        (*) Due to Applied's loss from continuing operations in 2002, 2001 and 2000, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.


15.  Related Party      Applied   had   the  following  material  related  party
     Transactions       transactions:

                        Applied at December 31, 2001 had obligations relating to the purchase of 81% of DRM (see Note 6).

                        During the year ended December 31, 2000 a shareholder of Applied sold, at a discount, 1,000,000 common shares that it owned of Applied to individuals who loaned $500 to Applied. The discount amount of $500 was used to offset receivables from related parties and result in a net related party payable of $80 and $160 as of December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
                                                                            F-34

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Related Party      In addition,  Applied has payables to related parties of
     Transactions       $185 and $185 at December 31, 2002 and 2001  recorded in
     Continued          accrued  liabilities.  Applied expensed as bad debt $109
                        of  related  party  receivables  during  the year  ended
                        December 31, 2000.

                        Applied has notes payable and long-term debt to officers and shareholders of Applied. See Notes 9 and 10.

16.  Commitments        Operating Leases
     and                Applied and its subsidiaries are  committed  under  non-
     Contingencies      cancelable  operating leases for office  space and other
                        equipment. Future obligations under the leases are as follows:

                                        2003                    $         147
                                        2004                              116
                                        2005                               11
                                                                -------------

                                                                $         274
                                                                -------------


                        Rent expense approximated $204, $429, and $403 in 2002, 2001 and 2000, respectively.

                        Executive Bonus Plan
                        Applied has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of Applied are entitled to formula bonuses. No bonuses are accrued at December 31, 2002 and 2001.

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

--------------------------------------------------------------------------------
                                                                            F-35

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Commitments        Guarantee
     and                Applied,  along with several other entities,  in a prior
     Contingencies      year   guaranteed  a   performance   bond  of  Commodore
     Continued          Separation  Technologies,  Inc.  relating  to a contract
                        with the Port of Baltimore. Applied was notified on June
                        28, 2000 that the performance  bond is being called.  It
                        is  not  known,  at  this  time,  the  amount,  if  any,
                        Applied's  share  will  be.  The  maximum   exposure  is
                        approximately  $390.  No amount  has been  reflected  in
                        these   financial   statements  as  the  amount  is  not
                        determinable.


17.  401(K)             Applied  has  adopted  a  401(K)  savings  plan  for all
     Savings Plan       employees   who   qualify   as  to  age   and   service.
                        Contributions by Applied are discretionary. Applied made annual contributions to the plan of approximately $0, $35 and $91 during the years ended December 31, 2002, 2001 and 2000, respectively.


18.  Discontinued       Condensed  financial  information  for  DRM,  which  was
     Operations         discontinued,  is as follows for the year ended December
                        31, 2002, 2001 and 2000, which includes DRM operations from August 30, 2000 (date of acquisition) through May
                        16, 2002 (date of dissolution):

                                            2002          2001           2000
                                       -----------------------------------------

    Revenues                           $         718  $    5,961   $      3,574

    Costs and expenses                        (1,515)     (6,056)         2,367
    Interest expense                            (186)     (2,090)          (711)
    Minority interest                             50        (203)          (341)
                                       -----------------------------------------

    Net (loss) gain before income
       tax expense                              (933)     (2,388)           155
    Income tax expense                             -           -             -
                                       -----------------------------------------

    Net (loss) gain from discontinued
       operations                               (933)     (2,388)           155
                                       -----------------------------------------

--------------------------------------------------------------------------------
                                                                            F-36

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Discontinued       Net  (liabilities)  assets  of  discontinued  operations
     Operations         consists of the following at December 31, 2001:
     Continued

 Cash                                                        $      1,101
 Accounts receivable                                                  218
 Prepaid assets and other current assets                               46
 Property and equipment, net                                          127
 Covenants not to compete                                           1,925
 Goodwill                                                          23,409
 Other long-term assets                                             2,581
                                                             --------------

      Assets held for sale - component DRM                   $     29,407
                                                             --------------

 Accounts payable                                            $        (51)
 Current portion of long-term debt                                 (2,650)
 Notes payable                                                    (14,500)
 Other accrued liabilities                                             (2)
 Long-term debt                                                    (4,340)
 Minority interest                                                   (622)
                                                             --------------

      Liabilities held for sale - component DRM              $    (22,165)

19.  Segment            Using  the   guidelines  set  forth  in  SFAS  No.  131,
     Information        "Disclosures About Segments of an Enterprise and Related
                        Information," Applied has identified two reportable segments as follows:

                            1. CASI, which primarily provides various engineering, legal, sampling and public relations services to government agencies on a cost plus basis.

                            2. Solution, which, through CASI, has equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia.

                        DRM, from August 30, 2000 (date of acquisition) to May 16, 2002 (date of dissolution), provided a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities. Income (loss) from DRM is recorded in the discontinued operations section of the segment information.

--------------------------------------------------------------------------------
                                                                            F-37

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


19.  Segment            Common  overhead  costs are allocated  between  segments
     Information        based on a record of time spent by executives.
     Continued
                        Applied  evaluates  segment  performance  based  on  the
                        segment's net income (loss). The accounting  policies of
                        the  segments  are the  same as those  described  in the
                        summary of significant  accounting  policies.  Applied's
                        foreign and export sales and assets  located  outside of
                        the  United  States  are  not  significant.   Summarized
                        financial information concerning Applied's reportable segments is shown in the following tables.

                       2002
                       ----

                                                                                              Corporate
                                                                                               Overhead
                                                        Total         CASI       Solution      & Other
                                                    -----------------------------------------------------
Revenue                                             $       3,710   $    3,448  $        262   $        -

Costs and expenses:
     Cost of sales                                          2,108        1,854           254            -
     Research and development                                 297            -           297            -
     General and administrative                             1,792          754           203          835
     Depreciation and amortization                            314           30           247           37
                                                    -----------------------------------------------------

         Total costs and expenses                           4,511        2,638         1,001          872
                                                    -----------------------------------------------------

Income (loss) from operations                                (801)         810          (739)        (872)

Interest income                                                 -            -             -            -
Interest expense                                             (104)           -             -         (104)
Income taxes                                                    -            -             -            -
                                                    -----------------------------------------------------

Income (loss) from continuing operations                     (905)         810          (739)        (976)

Loss from discontinued operations                          (5,067)           -             -       (5,067)
                                                    -----------------------------------------------------

Net (loss) income                                   $      (5,972)  $      810  $       (739)  $   (6,043)
                                                    -----------------------------------------------------

Total assets                                        $         736   $      292  $        353   $       91
                                                    -----------------------------------------------------

Expenditures for long-lived assets                  $           2   $        2  $          -   $        -
                                                    -----------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-38

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


                       2001
                       ----

                                                                                              Corporate
                                                                                               Overhead
                                                        Total         CASI       Solution      & Other
                                                    -----------------------------------------------------
Revenue                                             $       4,590   $    4,409  $        181 $          -

Costs and expenses:
     Cost of sales                                          3,369        3,080           289            -
     Research and development                                 423            -           423            -
     General and administrative                             2,420        1,219           313          888
     Depreciation and amortization                            658            -           515          143
     Impairment of machinery                                  776            -             -          776
     Impairment of patents                                    627            -             -          627
                                                    -----------------------------------------------------

         Total costs and expenses                           8,273        4,299         1,540        2,434
                                                    -----------------------------------------------------

Income (loss) from operations                              (3,683)         110        (1,359)      (2,434)

Interest income                                                38           38             -            -
Interest expense                                             (226)           -           (86)        (140)
Equity in losses of unconsolidated
  subsidiary                                                 (295)           -             -         (295)
                                                    -----------------------------------------------------

Income (loss) from continuing operations                   (4,166)         148        (1,445)      (2,869)

Loss from discontinued operations                          (2,388)           -             -       (2,388)
                                                    -----------------------------------------------------

Net (loss) income                                   $      (6,554)  $      148  $     (1,445)  $   (5,257)
                                                    -----------------------------------------------------

Total assets                                        $      31,200   $    1,277  $        600   $   29,323
                                                    -----------------------------------------------------

Expenditures for long-lived assets                  $          51   $       51  $          -   $        -
                                                    -----------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-39

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


                       2000
                       ----

                                                                                              Corporate
                                                                                               Overhead
                                                        Total         CASI       Solution      & Other
                                                    -----------------------------------------------------
Revenue                                             $      17,057   $   16,786  $        271   $        -

Costs and expenses:
     Cost of sales                                         14,452       13,962           490            -
     Research and development                                 993            -           993            -
     General and administrative                             5,228        2,355           504        2,369
     Depreciation and amortization                            865            -           378          487
     Impairment of goodwill                                 6,586            -             -        6,586
                                                    -----------------------------------------------------

         Total costs and expenses                          28,124       16,317         2,365        9,442
                                                    -----------------------------------------------------

Income (loss) from operations                             (11,067)         469        (2,094)      (9,442)

Interest income                                                57            -             -           57
Interest expense                                             (586)        (123)          (86)        (377)
Income taxes                                                    -            -             -            -
                                                    -----------------------------------------------------

Income (loss) from continuing operations                  (11,596)         346        (2,180)      (9,762)

Income (loss) from discontinued operations                    155            -             -          155
                                                    -----------------------------------------------------

Net income (loss)                                   $     (11,441)  $      346  $     (2,180)  $   (9,607)
                                                    -----------------------------------------------------

Total assets                                        $      37,473   $    4,255  $      1,724   $   31,494
                                                    -----------------------------------------------------

Expenditures for long-lived assets                  $         302   $      170  $        132   $        -
                                                    -----------------------------------------------------

--------------------------------------------------------------------------------
                                                                            F-40

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


20.  Subsequent         Applied  issued  a total  of  20,705,790  shares  of its
     Event              common  stock  from the period  from  January 1, 2003 to
                        April 11, 2003 in connection with various conversion notices from the holders of Series E and F Convertible
                        Preferred Stock.


21.  Recent             In June 2001, the FASB issued SFAS No. 143,  "Accounting
     Accounting         for  Asset  Retirement   Obligations."   This  Statement
     Pronounce-         addresses   financial   accounting   and  reporting  for
     ments              obligations  associated  with the retirement of tangible
                        long-lived  assets and the associated  asset  retirement
                        costs.   This   Statement  is  effective  for  financial
                        statements  issued for fiscal years beginning after June
                        15, 2002. This Statement address financial accounting and reporting for the disposal of long-lived assets.
                        Applied is currently assessing the impact of this statement.

                        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and changes the provisions under SFAS 13 related to original lessees being relieved of primary obligation under an original lease. SFAS No. 145 also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002 with earlier application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with earlier application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with earlier application encouraged. Our adoption of this statement did not have a material impact on our consolidated results of operations or financial position.


--------------------------------------------------------------------------------
                                                                            F-41

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


21.  Recent             In May 2002,  the FASB issued SFAS No. 146,  "Accounting
     Accounting         for Costs Associated with Exit or Disposal  Activities."
     Pronounce-         SFAS  No.  146  addresses   financial   accounting   and
     ments              reporting  for costs  associated  with exit or  disposal
     Continued          activities  and  nullifies  Emerging  Issues  Task Force
                        (EITF)  Issue  No.  94-3,  "Liability   Recognition  for
                        Certain Employee Termination Benefits and Other Costs to
                        Exit an Activity  (including certain Costs Incurred in a
                        Restructuring)."  SFAS No. 146 requires that a liability
                        for an exit cost or disposal activity be recognized when
                        the liability is incurred,  whereas under EITF No. 94-3,
                        a liability  was  recognized  at the date of an entity's
                        commitment   to  an  exit   plan.   SFAS  No.  146  also
                        establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No.
                        146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement has changed the timing of recognition for certain exit costs, so that certain exit costs are recognized over the period in which the exit activities occur.

                        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. We continue to apply the principles of APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans.

--------------------------------------------------------------------------------
                                                                            F-42

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


21.  Recent             In   November   2002,   FASB   Interpretation   No.  45,
     Accounting         "Guarantor's  Accounting and Disclosure Requirements for
     Pronounce-         Guarantees,    Including    Indirect    Guarantees   and
     ments              Indebtedness  of Others,"  ("FIN 45") was  issued.  This
     Continued          interpretation  requires  the  initial  recognition  and
                        initial  measurement,  on a  prospective  basis only, of
                        guarantees  issued or modified  after December 31, 2002.
                        Additionally,   certain   disclosure   requirements  are
                        effective for financial statements ending after December
                        15, 2002. The disclosures required of us by FIN 45 in its fiscal 2002 consolidated financial statements are in note 13. We do not believe that the adoption of this interpretation in 2003 will have a material impact on our consolidated financial statements.

                        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Ethics (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.
                        Applied does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, Applied does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.



--------------------------------------------------------------------------------
                                                                            F-43

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

   4.18 Certificate of Designation of 6% Series D Convertible Preferred Stock of the Company. (15)

   4.19 Warrant to purchase shares of common stock of Commodore Applied Technologies, Inc. issued to The Shaar Fund Ltd. (16)

   4.20       Certificate of Designation of Series E Preferred Stock. (16)

   4.21 Warrant to purchase shares of common stock of Commodore Applied Technologies, Inc. issued to Avalon Research Group, Inc. (16)

   4.22 Warrant to purchase shares of common stock of Commodore Applied Technologies, Inc. issued to The Shaar Fund Ltd. (20)

   4.22       Certificate of Designation of Series F Preferred Stock. (20)

   4.23 Warrant to purchase shares of common stock of Commodore Applied Technologies, Inc. issued to Avalon Research Group, Inc. (20)

   *4.24      Certificate of Designation of Series H Preferred Stock.

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

   10.26 Employment Agreement, dated as of October 1, 1996, between the Company and Thomas E. Noel. (5)

   10.27 Form of Employment Agreement between Environmental and Paul E. Hannesson. (8)

   10.28      8%  convertible   note  for  $4.0  million  from  the  Company  to
              Environmental. (9)

   10.29 8% non-convertible note for $5,450,000 from the Company to Environmental. (10)

   10.30 Teaming Agreement, dated March 18, 1997, by and between ICF Kaiser Engineers, Inc. and Advanced Sciences. (14)

   10.31 Memorandum of Understanding between Lockheed Martin Advanced Environmental Systems, Inc. and Advanced Sciences. (14)

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

   10.73 Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers Associates. (20)

   10.74 Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul Hannesson. (20)

   10.75 Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S. Hannesson. (20)

   10.76 Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A. Weiss. (20)

   10.77 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated April 16, 2001, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss. (23)

   10.78 Warrant to purchase 222,222 shares of common stock of the Company issued to Klass Partners. (23)

   10.79 Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers Associates. (23)

   10.80 Warrant to purchase 41,666 shares of common stock of the Company issued to Jon Paul Hannesson. (23)

   10.81 Warrant to purchase 41,666 shares of common stock of the Company issued to Krista S. Hannesson. (23)

   10.82 Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A. Weiss. (23)

   10.83      Securities   Purchase   Agreement  dated  May  22,  2001,  between
              Commodore Applied Technologies, Inc., and Dr. Marion Dana. (23)

   10.84      Registration   Rights  Agreement  dated  May  22,  2001,   between
              Commodore Applied Technologies, Inc., and Dr. Marion Dana. (23)

   10.85 Warrant to purchase 500,000 shares of common stock of the Company issued to Dr. Marion Dana. (23)

   10.86 Secured Promissory Note, dated June 13, 2001, issued to Milford Capital & Management in the principal amount of $500,000. (23)

   10.87 Secured Promissory Note, dated June 13, 2001, issued to the Shaar Fund, Ltd. in the principal amount of $500,000. (23)

   10.88      Registration   Rights  Agreement  dated  June  13,  2001,  between
              Commodore Applied Technologies, Inc., and Milford Capital & Management. (23)

   10.89      Registration   Rights  Agreement  dated  June  13,  2001,  between
              Commodore  Applied  Technologies,  Inc., and the Shaar Fund,  Ltd.
              (23)

   10.90 Warrant to purchase 166,667 shares of common stock of the Company issued to Milford Capital & Management. (23)

   10.91 Warrant to purchase 166,667 shares of common stock of the Company issued to the Shaar Fund, Ltd. (23)

   10.92 Amended and Restated Stock Purchase Agreement, dated September 21, 2001, by and among Commodore Applied Technologies, Inc., Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale. (21)

   10.93 Amended and Restated Stock Purchase Agreement, dated October 31, 2001, by and among Commodore Applied Technologies, Inc., Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale. (22)

   10.94 Forbearance Agreement dated January 11, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management. (23)

   10.95 Forbearance Agreement dated January 11, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd. (23)

   10.96 Forbearance Agreement dated February 13, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management. (23)

   10.97 Forbearance Agreement dated February 13, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd. (23)

   10.98 Forbearance Agreement dated March 13, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management. (23)

   10.99 Forbearance Agreement dated March 13, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd. (23)

   10.100 LLC Agreement, dated April 2, 2002, between Technical Resources, Inc. (a wholly owned subsidiary of Nuvotec, Inc.) and Commodore Government Environmental Technologies, Inc. (23)

   *10.101 Forbearance Agreement dated April 1, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd.

   *10.102 Forbearance Agreement dated April 1, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management.

   *10.103 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated April 29, 2002, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss.

   *10.104 Forbearance Agreement dated May 13, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd.

   *10.105 Forbearance Agreement dated May 13, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management.

   *10.106 Forbearance Agreement dated June 13, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd.

   *10.107 Forbearance Agreement dated June 13, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management.

   *10.108 Settlement Agreement dated August 19, 2002 by and among Commodore Applied Technologies, Inc., Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale.

   *10.109 Liability Release Agreement dated August 19, 2002 by Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale to Commodore Applied Technologies, Inc.

   *10.110 Liability Release Agreement dated August 19, 2002 by Commodore Applied Technologies, Inc. to Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale.

   *10.111 Amended and Restated Promissory Note, dated October 2, 2002, issued to Shelby T. Brewer in the principal amount of $250,000.

   *10.112 Warrant to purchase 1,000,000 shares of common stock of Commodore Applied Technologies, Inc. issued to Shelby T. Brewer.

   *10.113 Registration Rights Agreement, dated October 2, 2002 issued to Shelby T. Brewer.

   *10.114 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated November 18, 2002, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss.

   *10.115 Warrant to purchase 222,222 shares of common stock of the Company issued to Klass Partners.

   *10.116 Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers Associates.

   *10.117 Warrant to purchase 41,667 shares of common stock of the Company issued to Jon Paul Hannesson.

   *10.118 Warrant to purchase 41,666 shares of common stock of the Company issued to Krista S. Hannesson.

   *10.119 Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A. Weiss.

   *10.120 Warrant to purchase 500,000 shares of common stock of the Company issued to Klass Partners.

   *10.121 Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers Associates.

   *10.122 Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul Hannesson.

   *10.123 Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S. Hannesson.

   *10.124 Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A. Weiss.

   *10.125    Conversion  Notice,   dated  March  14,  2003  between  S.  Brewer
              Enterprises, Inc. and the Company for the conversion of $250,000 of the Restated Brewer Note.

   16.1       Letter regarding change in certifying accountant. (12)

   16.2       Letter regarding change in certifying accountant. (17)

   *22.1      Subsidiaries of the Company.

   99.1 Debt Repayment Agreement, dated September 28, 1998, between the Company and Environmental. (15)

   99.2 Registration Rights Agreement, dated September 28, 1998, between the Company and Environmental. (15)

   *99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant by Section 906 of the Sarbanes-Oxley Act of 2002.

   *99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant by Section 906 of the Sarbanes-Oxley Act of 2002.


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

   (23) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 15, 2002 (File No. 1-11871).


Reports on Form 8-K:
-------------------


         1. The Company filed a Current Report on Form 8-K, dated May 21, 2002, regarding the receipt of a Notice of Default regarding the Stock Purchase Agreement and the Stock Pledge Agreement with Dispute Resolution Management, Inc.

         2. The Company filed a Current Report on Form 8-K, dated August 16, 2002, regarding the failure of its wholly owned subsidiary, Commodore Advance Sciences, Inc., to obtain a further extension of its Analytical Services Support subcontract to provide sampling and analytical work in support of the closure of the Department of Energy's Rocky Flats site.

SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2003               COMMODORE APPLIED TECHNOLOGIES, INC.

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


/s/ Shelby T. Brewer       Chairman of the Board and Chief        April 15, 2003
------------------------   Executive Officer (principal
Shelby T. Brewer           executive officer)

/s/ James M. DeAngelis     Senior Vice President and Chief        April 15, 2003
------------------------   Financial Officer (principal
James M. DeAngelis         financial officer)


/s/ Bentley J. Blum        Director                               April 15, 2003
------------------------
Bentley J. Blum

/s/ Frank E. Coffman       Director                               April 15, 2003
------------------------
Frank E. Coffman

/s/ Paul E. Hannesson      Director                               April 15, 2003
------------------------
Paul E. Hannesson

/s/ Michael P. Kalleres    Director                               April 15, 2003
------------------------
Michael P. Kalleres

/s/ William A. Wilson      Director                               April 15, 2003
------------------------
William A. Wilson

CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------



I, Shelby T. Brewer, certify that:

1. I have reviewed this annual report on Form 10-K of Commodore Applied Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Commodore Applied Technologies, Inc. as of, and for, the periods presented in this annual report.

4. Commodore Applied Technologies, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Commodore Applied Technologies, Inc. and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to Commodore Applied Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of Commodore Applied Technologies, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Commodore Applied Technologies, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Commodore Applied
Technologies, Inc.'s auditors and the audit committee of Commodore Applied Technologies, Inc.'s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect Commodore Applied Technologies, Inc.'s ability to record, process, summarize and report financial data and have identified for Commodore Applied Technologies, Inc.'s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in Commodore Applied Technologies, Inc.'s internal controls; and

6. Commodore Applied Technologies, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Shelby T. Brewer
-----------------------
Shelby T. Brewer
Chief Executive Officer
April 15, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                    ----------------------------------------



I, James M. DeAngelis, certify that:

1. I have reviewed this annual report on Form 10-K of Commodore Applied Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Commodore Applied Technologies, Inc. as of, and for, the periods presented in this annual report.

4. Commodore Applied Technologies, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Commodore Applied Technologies, Inc. and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to Commodore Applied Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of Commodore Applied Technologies, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Commodore Applied Technologies, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Commodore Applied
Technologies, Inc.'s auditors and the audit committee of Commodore Applied Technologies, Inc.'s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect Commodore Applied Technologies, Inc.'s ability to record, process, summarize and report financial data and have identified for Commodore Applied Technologies, Inc.'s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Commodore Applied Technologies, Inc.'s internal controls; and

6. Commodore Applied Technologies, Inc.'s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ James M. DeAngelis
-----------------------
James M. DeAngelis
Chief Financial Officer
April 15, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         The Company has not sent to its security holders any annual report or proxy material during the 2002 fiscal year.