Form 10-Q
period 2003-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2003-05-15
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



 (Mark One)

 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---               SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
                  March 31, 2003
                                       OR
---               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)


                   Delaware                                       11-3312952
                   --------                                       ----------
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification No.)


       150 East 58th Street, Suite 3238
              New York, New York                                    10155
              ------------------                                    -----
   (Address of principal executive office)                        (Zip Code)


Registrant's telephone number, including area code:   (212) 308-5800
                                                      --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                 -----       -----

         Indicate by check  mark whether  the registrant is an accelerated filer
(as defined by Exchange Act Rule 12b-2). Yes        No   X
                                            -----       -----


         The number of shares the common stock outstanding at May 15, 2003 was 85,039,177.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I   FINANCIAL INFORMATION..............................................1

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -
                 March 31, 2003 and December 31, 2002.......................1

         Condensed Consolidated Statement of Operations -
                 Three months ended March 31, 2003 and
                 March 31, 2002.............................................3

         Condensed Consolidated Statement of Cash Flows -
                 Three months ended March 31, 2003 and
                 March 31, 2002.............................................4

         Notes to Condensed Consolidated Financial Statements...............5

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................10

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk.....................................................17

Item 4.  Controls and Procedures...........................................17

PART II  OTHER INFORMATION.................................................19

SIGNATURES.................................................................20

                         PART I - FINANCIAL INFORMATION



ITEM 1:  Financial Statements
         --------------------


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                                                             March 31,      December 31,
                               ASSETS                          2003            2002
                                                            -----------     ------------
                                                            (unaudited)
Current Assets:
         Cash and cash equivalents                          $        62      $       59
         Accounts receivable, net                                    42              92
         Prepaid assets and other current
            receivables                                             109             167
                                                            -----------      ----------
                  Total Current Assets                              213             318

Property and Equipment, net                                         308             358
Intangible Assets
         Patents and completed technology, net of
              accumulated amortization of $50 and
              $40 respectively                                       50              60
                                                            -----------      ----------

                    Total Assets                            $       571      $      736
                                                            ===========      ==========


           See notes to condensed consolidated financial statements.

            COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)


                                                             March 31,      December 31,
                          LIABILITIES AND                      2003             2002
                       STOCKHOLDERS' DEFICIT                -----------     ------------
                                                            (unaudited)
Current Liabilities:
         Accounts payable                                   $     1,054      $    1,077
         Related party payable                                       83              80
         Current portion of long term debt                            -               -
         Line of credit                                               -               -
         Notes payable                                            1,010             714
         Other accrued liabilities                                3,074           2,723
                                                            -----------      ----------

                  Total Current Liabilities                       5,221           4,594

Long Term Debt                                                       -              431
                                                            -----------      ----------

                   Total Liabilities                              5,221           5,025

Commitments and Contingencies                                        --              --

Stockholders' Deficit
  Convertible Preferred Stock, Series E, F &
    H Par value $0.001 per share, 5% to 12%
    cumulative dividends, Series E And F, 3%
    dividends for Series H 1,561,700 authorized,
    1,087,200 shares and 1,213,700 shares issued
    and outstanding as of March 31, 2003 and
    December 31, 2002, respectively. The shares
    had an aggregate liquidation value of $4,907
    and $6,716 at March 31, 2003 and December 31,
    2002 respectively                                                 1               1
  Common Stock, par value $0.001 per share,
    125,000,000 shares authorized, 79,732,852
    and 59,027,062 issued and outstanding, at
    March 31, 2003 and December 31, 2002,
    respectively                                                     80              59
  Additional Paid-in Capital                                     67,177          67,129
  Accumulated Deficit                                           (71,645)        (71,215)
                                                            -----------      ----------
                                                                 (4,387)         (4,026)
  Treasury Stock, 3,437,500 shares                                 (263)           (263)
                                                            -----------      ----------
              Total Stockholders' Deficit                        (4,650)         (4,289)
                                                            -----------      ----------
  Total Liabilities and Stockholders' Deficit               $       571      $      736
                                                            ===========      ==========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)

                                                                 Three months ended
                                                             March 31,        March 31,
                                                               2003             2002
                                                            -----------      ----------
Contract revenues                                           $       164      $    1,087
Costs and expenses:
   Cost of sales                                                    205             939
   Research and development                                          59              77
   General and administrative                                       214             538
   Depreciation and amortization                                     66              63
                                                            -----------      ----------
            Total costs and expenses                                544           1,617
                                                            -----------      ----------
Income (loss) from operations                                      (380)           (530)
                                                            -----------      ----------
Other income (expense):
   Interest income                                                   --              --
   Interest expense                                                 (50)            (42)
   Income taxes                                                      --              --
                                                            -----------      ----------
            Net other income (expense)                              (50)            (42)
                                                            -----------      ----------
Loss before discontinued operations                                (430)           (572)

   Discontinued operations                                           --            (402)
                                                            -----------      ----------
   Net loss                                                 $      (430)     $     (974)
                                                            ===========      ==========
   Loss per share from continuing operations -
        basic and diluted                                   $      (.01)     $     (.01)

   Loss per share from discontinued operations -
        basic and diluted                                   $        --      $     (.01)
                                                            -----------      ----------

   Total loss per share - basic and diluted                 $      (.01)     $     (.02)
                                                            ===========      ==========
Number of weighted average shares outstanding
     (in thousands)                                              69,314          57,356
                                                            ===========      ==========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)

                                                                 Three months ended
                                                             March 31,        March 31,
                                                               2003             2002
                                                            -----------      ----------
Cash flows from operating activities:
     Net loss                                               $      (430)     $     (974)
     Add: net loss from discontinued operations                       -             402
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                               66              73
         Amortization of debt discount                               35              18

         Changes in assets and liabilities, net
           of acquisitions:
                Accounts receivable                                  50               -
                Prepaid assets                                       58              36
                Net assets of component DRM                           -             931
                Accounts payable                                    (23)           (708)
                Other liabilities                                   170             (16)
                                                            -----------      ----------
                  Net cash used in operating activities             (74)           (238)

Cash flows from investing activities:
      Purchase of equipment                                          (6)              -
      Advances from (to) related parties, net                         3             (19)
                                                            -----------      ----------
                  Net cash used in investing activities              (3)            (19)

Cash flows from financing activities:
      Increase in (repayment of) line of credit                       -             252
      Increase in notes and loans payable                           120               -
      Payments on notes and loans payable                           (40)            (13)
                                                            -----------      ----------
                  Net cash provided by financing activities          80             239

Increase (decrease) in cash                                           3             (18)

Cash, beginning of period                                            59             170
                                                            -----------      ----------
Cash, end of period                                         $        62      $      152
                                                            ===========      ==========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2003

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the period ended March 31, 2003, and for the years ended December 31, 2002, 2001, and 2000, Applied incurred losses of $430,000, $5,972,000, $6,554,000 and $11,441,000, respectively. Applied has also experienced net cash (outflows) inflows from operating activities of $(123,000), $965,000, and $(2,629,000) for the years ended December 31, 2002, 2001, and
2000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $300,000 and $238,000 at March 31, 2003 and December 31, 2002, respectively. These allowances are included in other accrued liabilities in the accompanying financial statements.

         In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable options and will be revalued each quarter to determine the effect on operations, if any. During the quarter ended March 31, 2003, no expense has been recognized for the variable options as the fair market value of Applied's common stock at March 31, 2003 was lower than the exercise price of the variable options.

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

Note B - Supplemental cash flow information

         During the three months ended March 31, 2003, 109,000 shares of Series E Preferred Stock and 17,500 shares of Series F Preferred Stock were converted into 16,136,715 and 2,450,514 shares of common stock, respectively. The company also paid accrued dividends of $183,000 on Preferred Stock Series E and F through the issuance of 2,118,560 shares of common stock. The Company accrued dividends on Preferred Stock Series E and F and H of $114,000, which is included in Other Accrued Liabilities.

         During the three months ended March 31, 2002, 20,000 shares of Preferred Stock Series F were converted into 1,360,544 shares of common stock. The company also paid accrued dividends of $120,000 on Preferred Stock Series E and F through the issuance of 867,392 shares of common stock. The Company accrued dividends on Preferred Stock Series E and F of $51,000, which is included in Other Accrued Liabilities.

Note C - Other accrued liabilities

Other accrued liabilities consist of the following:

                                                      March 31,     December 31,
                                                        2003            2002
                                                      ---------     ------------

Dividend payable                                      $  1,141        $  1,210
Compensation and employee benefits                         937             842
Loss reserve                                               300             238
Related party obligation to issue stock for
converted note payable and accrued interest                287              --
Related parties                                            185             185
Accrued interest                                           126             155
Other                                                       98              93
                                                      --------        --------
                                                      $  3,074        $  2,723
                                                      ========        ========


Note D - Liability to issue shares of common stock

         During March 2003, a shareholder and officer agreed to convert his $250,000 note payable and $37,000 of accrued interest due from the Company into 13,189,841 shares of the Company's common stock. As the issuance of the common stock has not occurred as of March 31, 2003, the Company has included these amounts in Other Accrued Liabilities at March 31, 2003. The Company anticipates issuing the shares of common stock when the shares are authorized to be issued.

Note E - Segment information

         The Company has identified three reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting
Standards Board's Statement of Financial Accounting Standards No. 131. These three segments are as follows: (i) Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; (ii) Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste; and (iii) Corporate overhead and other miscellaneous activities.

         Dispute Resolution Management, Inc. ("DRM"), from August 30, 2000 (date of acquisition of 81% of DRM by the Company) to May 16, 2002 (date of dissolution of 81% of DRM by the Company), provided a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities. Loss from DRM is recorded in the discontinued operations section of the segment information.

         Applied evaluates segment performance based on the segment's net income
(loss). Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following tables.


Three Months Ended March 31, 2003


                                                                                    Corporate
                                                          Advanced                  Overhead
                                             Total        Sciences      Solution    and Other
Contract Revenues                           $   164       $    164      $     --    $      --

Costs and expenses
     Cost of Sales                              205            205            --           --
     Research and Development                    59             --            59           --
     General and Administrative                 214             76            62           76
     Depreciation and Amortization               66             10            56           --
                                            -------       --------      --------    ---------
              Total costs and expenses          544            291          (177)          76
                                            -------       --------      --------    ---------
Income (Loss) from Operations                  (380)          (127)         (177)         (76)
     Interest Income                             --             --            --           --
     Interest Expense                           (50)            (2)           --          (48)
                                            -------       --------      --------    ---------
Income (Loss) from Continuing                  (430)          (129)         (177)        (124)
     Operations
                                            -------       --------      --------    ---------
Net Income (Loss)                           $  (430)      $   (129)     $   (177)   $    (124)
                                            =======       ========      ========    =========

Total Assets                                $   571       $    217      $    300    $      54

Expenditures for long-lived assets          $     6       $      6      $     --    $      --



Three Months Ended March 31, 2002

                                                                                    Corporate
                                                          Advanced                  Overhead
                                             Total        Sciences      Solution    And Other

Contract Revenues                           $ 1,087       $  1,087      $     --    $      --

Costs and expenses
     Cost of Sales                              939            939            --           --
     Research and Development                    77             --            77           --
     General and Administrative                 538            210            40          288
     Depreciation and Amortization               63             11            52           --
                                            -------       --------      --------    ---------
              Total costs and expenses        1,617          1,160           169          288
                                            -------       --------      --------    ---------
Income (Loss) from Operations                  (530)           (73)         (169)        (288)

     Interest Income                             --             --            --           --
     Interest Expense                           (42)            --            --          (42)
                                            -------       --------      --------    ---------
                                               (572)           (73)         (169)        (330)

Loss from discontinued operations              (402)            --            --         (402)
                                            -------       --------      --------    ---------
Net Income (Loss)                           $  (974)      $    (73)     $   (169)   $    (732)
                                            =======       ========      ========    =========

Total Assets                                $28,114       $    296      $    350    $  27,468

Expenditures for long-lived assets          $    --       $     --      $     --    $      --

Note F - Net loss per common share

         Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

         Options and warrants to purchase 34,274,905 and 26,485,113 shares of common stock as of March 31, 2003 and 2002, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.


Note G - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.


Note H - Subsequent Events

Issuance of Common Stock subsequent to March 31, 2003

         The Company issued a total of 5,306,325 shares of its common stock during the period from March 31, 2003 to May 15, 2003, in connection with various conversion notices from the holders of the Company's Series E
Convertible  Preferred  Stock,  par  value  ($0.001)  per share  (the  "Series E
Preferred") and the holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred").

O. Mack Jones named Executive Officer of Applied on April 10, 2003

         O. Mack Jones was appointed President and Chief Operating Officer of Applied on April 10, 2003. Mr. Jones has been serving as Acting President of Advanced Sciences since February 28, 2001. Mr. Jones also has served as Vice President of Field Operations since April 1998, managing its field treatability studies and commercial projects.

Advanced Sciences and Solutions relocate offices on April 18, 2003

         After being headquartered in Albuquerque for over twenty-five years, the Company decided early in 2003 to relocate Advanced Sciences and Solutions to Richland, Washington. This move was completed on April 18. The Company is focusing its technologies and processes on treating mixed wastes for the US Department of Energy at primary nuclear legacy sites in the United States, and has offices in Denver (Rocky Flats) and Oak Ridge (Oak Ridge National
Laboratory). This new office in Richland will allow the Company to serve the government's needs for small business participation in closing the Hanford, Washington laboratory and operations site.

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

         The Company is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Commodore Advanced Sciences, Inc. ("Advanced Sciences") formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the U.S. As some government contracts are funded in one-year increments, there is a possibility for cutbacks as these contracts constitute a major portion of Advanced Sciences' revenues, and such a reduction would materially affect the operations. Advanced Sciences has experienced a significant decrease in revenue caused by fewer contracts and overall, less work being performed by Advanced Sciences. However, management believes its existing client relationships will allow the Company to obtain new contracts in the future.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         Revenues were $164,000 for the three months ended March 31, 2003, compared to $1,087,000 for the three months ended March 31, 2002.

         In the case of Advanced Sciences, revenues were $164,000 for the period ended March 31, 2003 as compared with $1,087,000 for the period ended March 31, 2002. Advanced Sciences has experienced a significant decrease in revenue caused by fewer contracts and overall, less work being performed by Advanced Sciences. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Advanced Sciences has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $164,000 or 100% of total revenues for the period ending March 31, 2003. Cost of sales was $205,000 for the period ending March 31, 2003 compared to $939,000 for the period ending March 31, 2002. The decrease in cost of sales can be attributed to a decrease in variable costs caused by fewer contracts and overall, less work being performed by Advanced Sciences.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $0 for the period ended March 31, 2003 as compared with $0 for the period ended March 31, 2002. There were no revenues recorded for the three-month period ended March 31, 2003 due to (i) SET processing contracts being completed but not yet billable under current revenue recognition guidelines, (ii) United States Environmental Protection Agency (the "USEPA") demonstration of the SL-2 system at a client location in Oak Ridge, Tennessee for inclusion to the Company's nationwide permit for PCB destruction; and (iii) the relocations of the SET equipment to Hanford, Washington. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. There was $0 cost of sales for the three-month period ended March 31, 2003 and 2002. The cost of sales, when incurred, is attributable to sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three-month period ended March 31, 2003, the Company incurred research and development costs of $59,000 as compared to $77,000 for the three-month period ended March 31, 2002. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for the three-month period ended March 31, 2003 were $214,000 as compared to $538,000 for the three-month period ended March 31, 2002. This difference is due to the decreased level of staffing and the associated office equipment, travel, expenses and supplies needed to operate for the three-month period ended March 31, 2003.

         In the case of Advanced Sciences, general and administrative costs decreased from $210,000 for the three-month period ended March 31, 2002 to $76,000 for the three-month period ended March 31, 2003. This decrease reflects the impact of some restructuring steps in Advanced Sciences (including principally a reduction in personnel) the Company made throughout 2002 and 2003 due to the inability to replace certain completed contracts. Solution incurred general and administrative costs of $62,000 for the three-month period year ended March 31, 2003 as compared with $40,000 for the three-month period ended March 31, 2002. This increase was primarily due to (i) expenses associated with relocating Solutions operations to Advanced Sciences' new location in Hanford, Washington; (ii) expenses associated with a USEPA demonstration of the SL-2 system at a client location in Oak Ridge, Tennessee for inclusion to the Company's nationwide permit for PCB destruction; and (iii) increased sales and marketing effort for Solution's services, which may result in contracts that will produce revenue in 2003.

         Interest income was $0 for the three-month period ended March 31, 2003 and the three-month period ended March 31, 2002. The Company did not have a material amount of monies on deposit to generate interest income for these periods.

         Interest expense for the three months ended March 31, 2003 was $50,000 as compared to $42,000 for the three months ended March 31, 2002. The increase in interest expense is due to an increase in discounts on debts for warrants amortized into interest expense during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003 and December 31, 2002 Advanced Sciences had a $0 and $0 outstanding balance, respectively, on its revolving lines of credit.

         For the three-month period ended March 31, 2003, the Company incurred a net loss of $430,000 as compared to a net loss of $974,000 for the three-month period ended March 31, 2002. For the three-month period ended March 31, 2003, and for the years ended December 31, 2002, 2001, and 2000, Applied incurred losses of $430,000, $5,972,000, $6,554,000 and $11,441,000, respectively.
Applied has also experienced net cash (outflows) inflows from operating activities of $(123,000), $965,000, and $(2,629,000) for the years ended
December 31, 2002, 2001, and 2000, respectively.

         During the three-month period ended March 31, 2003, the Company converted 109,000 shares of Series E Preferred and 17,500 shares of Series F Preferred for 16,136,715 and 2,450,514 shares of the Company's common stock, respectively. Additionally, the Company issued 1,566,989 and 551,571 shares of the Company's common stock, respectively, in satisfaction of all accrued dividends pertaining to the Series E and Series F Preferred conversions through February 20, 2003.

         On June 28, 1996, the Company issued common stock and warrants at initial public offering prices of $6.00 per share and $0.10 per warrant. The Company's warrants, previously extended from June 16, 2001, expired on June 16, 2002. On March 6, 2003, the Company's common stock ceased to be listed on the American Stock Exchange ("AMEX") and began trading in the over-the-counter market in the so-called "pink sheets" of the National Quotation Bureau, Inc. and the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTCBB"), where it is currently traded under the symbol CXII.

         The Company's loss of the DRM subsidiary effective May 16, 2002 has had, and may continue to have, a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at March 31, 2003.

         In November 1999, the Company completed $2.5 million in financing through private placement. The Company issued 335,000 shares of a new Series E Convertible Preferred Stock (the "Series E Preferred"), convertible into common stock at the market price, after September 30, 2000 and up through April 30, 2004 at which time it automatically converts to common stock. The Series E Preferred has a variable rate dividend averaging 8.15% over the term of the security. There are 169,000 shares of Series E Preferred with a face value of $1,690,000 outstanding as of March 31, 2003. There is $707,141 of accrued dividends payable on the Series E Preferred as of March 31, 2003.

         In March 2000, the Company completed $2.0 million in financing through private placement. The Company issued 266,700 shares of a new Series F Convertible Preferred Stock (the "Series F Preferred"), convertible into common stock at the market price, after September 30, 2000 and up through April 30, 2004 at which time it automatically converts to common stock. The Series F Preferred has a variable rate dividend averaging 8.15% over the term of the security. There are 118,200 shares of Series F Preferred with a face value of $1,182,000 outstanding as of March 31, 2003. There is $421,266 of accrued dividends payable on the Series F Preferred as of March 31, 2003.

         In September 2000, the Company completed $500,000 in financing in the form of a loan (the "Brewer Note") from S. Brewer Enterprises, Inc. ("SB Enterprises"), which is owned by one of its officers and directors, Shelby T. Brewer. The Brewer Note bears a 9.75% interest rate, payable monthly, with a balloon principal payment at the end of the term. The Brewer Note was due and payable on March 15, 2001 and was extended under the same terms and conditions until December 31, 2001. The Brewer Note was convertible into Common Stock at the market price up through December 31, 2001.

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), which extended the maturity date of the note until December 31, 2001. Additionally, the conversion price feature of the Restated Brewer Note was changed to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The conversion price was calculated based upon the previous 5-day average of the closing price of the Company's common stock, and the Restated Brewer Note was converted into 1,041,667 shares of the Company's common stock. . The Company believes that this transaction is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) thereof as a transaction not involving any public offering of securities.

         On December 12, 2002, SB Enterprises executed an Amended and Restated Promissory Note Extension (the "Restated Brewer Note Extension"), which extended the maturity date of the Restated Brewer Note until January 1, 2004. In connection with the Restated Brewer Note Extension, the Company issued SB Enterprises a 2-year warrant for 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. On March 14, 2003, SB Enterprises issued a conversion notice for the remaining principal balance of $250,000 plus accrued interest of $36,563. The conversion price was calculated based upon the previous 5-day average of the closing price of the Company's common stock, and the Restated Brewer Note was converted into 13,189,842 shares of the Company's common stock. These shares have not been issued to SB Enterprises as of May 15, 2003 and are recorded as a liability for $286,563. The Company believes that this transaction is exempt from the registration requirements of the Securities Act, under Section 4(2) thereof as a transaction not involving any public offering of securities.

         In October 2001, Advanced Sciences refinanced their line of credit with Commerce Funding Corporation (the "Commerce Credit Line"). The Commerce Credit Line is not to exceed 85 percent of eligible receivables or $1,000,000 and is due October 2002, and subsequently extended until November 2003, with interest payable monthly at prime plus 2 percent (6.75 percent as of December 31, 2002). The Commerce Credit Line is collateralized by the receivables of Advanced Sciences and is guaranteed by the Company. The Commerce Credit Line contains certain financial covenants and restrictions including minimum ratios that Advanced Sciences must satisfy. Advanced Sciences was in compliance with the covenants of the Commerce Credit Line at April 15, 2003.

         In addition, the Commerce Credit Line agreement stipulates that no payments shall be made by Advanced Sciences to the Company other than monthly scheduled payments of principal with respect to the $8,280,000 subordinated indebtedness owed by Advanced Sciences to the Company (which is eliminated in consolidation) and intercompany indebtedness not to exceed $20,000 in any month. In addition, Advanced Sciences shall not incur indebtedness in excess of $25,000, other than trade payables, the above subordinated indebtedness and other contractual obligations to suppliers and customers incurred in the ordinary course of business.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% of the Company's common stock, transferred to the investors a total of 1,000,000 shares of the Company's common stock. The current principal balance of the Weiss Group Note is $254,231 and remains unpaid as of May 15, 2003. All have granted payment extensions until January 1, 2004.

         Effective April 16, 2001, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.22 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of the Weiss Group Note from February 12, 2001 to June 30, 2001. The Company believes that this transaction is exempt from the registration requirements of the Securities Act, under Section 4(2) thereof as a transaction not involving any public offering of securities.

         Effective January 24, 2002, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $0.15 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from June 30, 2001 to May 31, 2002. The Company believes that this transaction is exempt from the registration requirements of the Securities Act, under Section 4(2) thereof as a transaction not involving any public offering of securities.

         Effective October 29, 2002, the lenders under the Weiss Group Note voluntarily cancelled all warrants, issued on April 16, 2001, to purchase 1,000,000 shares at an exercise price of $0.22 per share of the Company's common stock in connection with the Weiss Group Note. Effective October 29, 2002, the lenders under the Weiss Group Note voluntarily cancelled all warrants, issued on January 24, 2002, to purchase 500,000 shares at an exercise price of $0.15 per share of the Company's common stock in connection with the Weiss Group Note.

         Effective October 29, 2002, the Company issued warrants to purchase 1,500,000 shares of its common stock at an exercise price of $0.05 per share (the closing price of our common stock on the AMEX on such date) to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from May 31, 2002 to January 1, 2004. The Company believes that this transaction is exempt from the registration requirements of the Securities Act, under Section 4(2) thereof as a transaction not involving any public offering of securities.

         On June 13, 2001, the Company issued and sold to Milford Capital Management, Inc. and the Shaar Fund, Ltd. (hereinafter known as "Milford/Shaar") one-year, 15% Senior Secured Promissory Notes (the "Milford/Shaar Bridge Loan Notes") in the aggregate principal amount of $1,000,000. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar a five-year warrant for 333,334 shares of the Company's common stock at an exercise price of $0.22 per share. The Company pledged its equipment and SET related intellectual property as collateral for the Milford/Shaar Bridge Loan Notes. The Company shall pay Milford/Shaar principal and interest on a monthly basis in arrears. The Milford/Shaar Bridge Loan Notes may be prepaid at any time without penalty. The Company believes that this transaction is exempt from the registration requirements of the Securities Act, under Section 4(2) thereof as a transaction not involving any public offering of securities.

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until August 13, 2002. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The current principal balance of the Milford/Shaar Bridge Loan Notes is $782,283 and remains unpaid as of May 15, 2003. Additionally, as of May 15, 2003, there is $119,173 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes. The Company has not been notified of a default of the Milford/Shaar Bridge Loan Notes as of May 15, 2003.

         On October 2, 2002, Mr. Bentley Blum, a director of the Company, had previously loaned the Company $125,000 in cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock under the conversion feature of the Blum Loan, based upon the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continues to provide cash installments in the form of a demand note ("Blum Demand Note") to the Company. The Blum Demand Note bears interest at 9% per annum. The current principal balance of the Blum Demand Note is $132,032 and remains unpaid as of May 15, 2003. The Company believes that this transaction is exempt from the registration requirements of the Securities Act, under Section 4(2) thereof as a transaction not involving any public offering of securities.

         On August 30, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") Applied completed a stock purchase agreement with Dispute Resolution Management, Inc. (DRM) and its two shareholders, William J. Russell ("Russell") and Tamie B. Speciale ("Speciale").

         On May 16,  2002,  William  J.  Russell  and  Tamie  B.  Speciale  (the
"Pledgees") issued a Notice of Default and Right to Pursue Remedies (the "Notice") to the Company claiming that the Company is in default under the Agreement and the related Stock Pledge Agreement (the "Stock Pledge"). As of May 16, 2002, the Company no longer owned an 81% interest in DRM.

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

         Under the DRM Settlement Agreement, as of September 30, 2002, the Company also issued 800,000 shares of Series H Preferred stock, par value $0.001 per share (the "Series H Preferred Stock"), each such share of Series H Preferred Stock having a stated value of $1.00 per share, to DRM, Russell and Speciale in satisfaction of the remaining liabilities relating to the purchase and working capital of DRM. The Series H Preferred Stock has the following rights, privileges, and limitations:


         a) No Series H Preferred Stock may be converted prior to June 30, 2003. Until July 31, 2005, only 80,000 shares of the Series H Preferred Stock shall be convertible in any calendar quarter. The balance of any unconverted shares of Series H Preferred Stock may be converted at any time on or after August 1, 2005.

         b) The conversion price of the Series H Preferred Stock shall be determined by the average closing price of Company's common stock in the previous 30 trading days, but in no event shall the conversion price be less than $0.20 per share.

         c) The Series H Preferred Stock shall have a non-cumulative annual dividend of 3%, payable in cash or shares of Series H Preferred Stock within 30 days of the end of the Company's fiscal year, at the Company's election.

         d)   The Series H Preferred Stock shall not be transferable.

         There are 800,000 shares of Series H Preferred with a face value of $800,000 outstanding as of March 31, 2003. There is $14,762 of accrued dividends payable on the Series H Preferred as of March 31, 2003.

         The financial information included in the accompanying form 10Q for the period ending March 31, 2003 reflects the terms of the DRM Settlement Agreement. For the year ended December 31, 2002 the Company recorded a loss on the disposal of DRM in the amount of $4,134,000. The Company's loss of the DRM subsidiary has had, and may continue to have, a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000.

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


NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards (the "NOLs") of approximately $32,000,000, which expire in the years 2002 through 2022. The amount of NOLs that can be used in any one year will be limited by the applicable tax laws that are in effect at the time such NOLs can be utilized. The unused NOLs balances may be accumulated and used in subsequent years. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. There can be no assurance that the Company will be able to generate sufficient taxable income in the future to utilize any of the NOLs.


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

         2. 99.2 - Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K.

         1. The Company filed a Current Report on Form 8-K, dated April 16, 2003, announcing its 2002 Fiscal Year End earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 15, 2003                          COMMODORE APPLIED TECHNOLOGIES, INC.
                                            (Registrant)


                                            By    /s/ James M. DeAngelis
                                              --------------------------------
                                            James M. DeAngelis - Senior Vice
                                            President and Chief Financial
                                            Officer (as both a duly authorized
                                            officer of the registrant and the
                                            principal financial officer of the
                                            registrant)

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

Date: May 15, 2003                          /s/ Shelby T. Brewer
                                            ------------------------------------
                                            Chairman and Chief Executive Officer

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

Date: May 15, 2003                          /s/ James M. DeAngelis
                                            ---------------------------
                                            Chief Financial Officer and
                                            Treasurer