Form 10-Q
period 2003-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2003-08-14
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                  SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003
                                       OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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
                                                      --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____X___ No____ .

         The number of shares the common stock outstanding at August 14, 2003 was 94,515,149

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I   FINANCIAL INFORMATION...............................................1

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -
                 June 30, 2003 and December 31, 2002.........................1

         Condensed Consolidated Statement of Operations - Three and Six
                 months ended June 30, 2003 and
                 June 30, 2002...............................................3

         Condensed Consolidated Statement of Cash Flows -
                 Six months ended June 30, 2003 and
                 June 30, 2002...............................................4

         Notes to Condensed Consolidated Financial Statements................5

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........20

Item 4.  Controls and Procedures............................................20


PART II  OTHER INFORMATION..................................................21

SIGNATURES..................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)


                                                                   June 30,        December 31,
                               ASSETS                                2003             2002
                                                                 ------------     -------------
                                                                 (unaudited)
Current Assets:
         Cash and cash equivalents                               $         21     $          59
         Accounts receivable, net                                          88                92
         Prepaid assets and other current receivables                     169               167
                                                                 ------------     -------------
                  Total Current Assets                                    278               318

Property and equipment, net                                               247               358
Patents and completed technology, net of
       accumulated amortization of                           .
       $60 and $40, respectively                                           40                60
                                                                 ------------     -------------
       Total Assets                                              $        565     $         736
                                                                 ============     =============



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                                                                   June 30,        December 31,
                          LIABILITIES AND                            2003             2002
                       STOCKHOLDERS' DEFICIT                     ------------     -------------
                                                                  (unaudited)
Current Liabilities:
         Accounts payable                                        $      1,047     $       1,077
         Related party payable                                            144                80
         Current portion of long term debt                                  -                 -
         Line of credit                                                     -                 -
         Notes payable                                                  1,151               714
         Other accrued liabilities                                      3,688             2,723
                                                                 ------------     -------------

                  Total Current Liabilities                             6,030             4,594

Long term debt                                                              -               431
                                                                 ------------     -------------

                   Total Liabilities                                    6,030             5,025

Commitments and contingencies                                               -                 -

Stockholders' Deficit
         Convertible Preferred Stock, Series E,F & H
         par value $0.001 per share, 5% to 12%
         cumulative dividends, series E and F, 3%
         dividends for Series H, 1,561,700 authorized,
         1,048,700 shares and 1,213,700 issued and
         outstanding as of June 30, 2003 and
         December 31, 2002, respectively.  The shares
         had an aggregate liquidation value of
         $4,356 and $6,716 at June 30, 2003 and
         December 31, 2002, respectively.                                   1                 1
         Common Stock, par value $0.001 per share,
         125,000,000 shares authorized, 88,124,270
         and 59,027,062 issued and outstanding, at
         June 30, 2003 and December 31, 2002,
         respectively.                                                     88                59
         Additional paid-in capital                                    67,072            67,129
         Accumulated deficit                                          (72,363)          (71,215)
                                                                 ------------     -------------
                                                                       (5,202)           (4,026)
         Treasury Stock, 3,437,500 shares                                (263)             (263)
                                                                 ------------     -------------
              Total Stockholder's Deficit                              (5,465)           (4,289)
                                                                 ------------     -------------
         Total Liabilities and Stockholders' Deficit             $        565     $         736
                                                                 ============     =============


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)


                                                                           Three months ended            Six months ended
                                                                       June 30,        June 30,       June 30,       June 30,
                                                                         2003            2002           2003           2002
                                                                      ----------       ---------     ---------      ---------
Contract revenues                                                     $      132       $   1,190     $     296      $   2,277
Costs and expenses:
         Cost of sales                                                       198             688           403          1,631
         Research and development                                              -              36            59            113
         General and administrative                                          472             330           686            868
         Depreciation and amortization                                        72              50           138            113
                                                                      ----------       ---------     ---------      ---------
                  Total costs and expenses                                   742           1,104         1,286          2,725
                                                                      ----------       ---------     ---------      ---------

Income (loss) from operations                                               (610)             86          (990)          (448)
                                                                      ----------       ---------     ---------      ---------
Other income (expense):
         Interest income                                                       -               -             -              -
         Interest expense                                                   (108)            (26)         (158)           (68)
                                                                      ----------       ---------     ---------      ---------

                  Net other income (expense)                                (108)            (26)         (158)           (68)
                                                                      ----------       ---------     ---------      ---------

Income (loss) before income taxes                                           (718)             60        (1,148)          (516)
         Income taxes                                                          -               -             -              -
                                                                      ----------       ---------     ---------      ---------

Income (loss) from continuing operations                                    (718)             60        (1,148)          (516)
         Loss from discontinued operations of component DRM
         (including loss on disposal of $4,134 during the three
         months and six months ended June 30, 2002)                            -          (4,752)            -         (4,802)
                                                                      ----------       ---------     ---------      ---------

         Net loss                                                     $     (718)      $  (4,692)    $  (1,148)     $  (5,318)
                                                                      ==========       =========     =========      =========

         Loss per share - from continuing operations - basic          $    (0.01)      $   (0.00)    $   (0.01)     $   (0.01)
         and diluted
         Loss per share - from discontinued operations - basic        $    (0.00)      $   (0.08)    $   (0.00)     $   (0.08)
         and diluted                                                  ----------       ---------     ---------      ---------
         Loss per share - basic and diluted                           $    (0.01)      $   (0.08)    $   (0.01)     $   (0.09)
                                                                      ==========       =========     =========      =========
Number of weighted average shares outstanding (000's)                     84,834          57,645        76,694         57,478
                                                                      ==========       =========     =========      =========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)


                                                           Six months ended
                                                        June 30,      June 30,
                                                          2003          2002
                                                       ----------   ------------

Cash flows from operating activities:
     Net loss                                          $   (1,148)  $    (5,318)
     Add: net loss from discontinued operations                 -         4,802
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                        137           133
         Amortization of debt discount                         35            18
         Other non-cash charges                                 -             -
         Changes in assets and liabilities:
                Accounts receivable, net                        4            43
                Prepaid assets                                 (2)          160
                Accounts payable                              (30)          (47)
                Other liabilities                             687            96
                                                       ----------   -----------

Net cash (used in) provided by continuing operations         (317)         (113)
Net cash provided by discontinued operations                    -           184
                                                       ----------   ------------
                    Net cash provided by
                    operating activities                     (317)           71

Cash flows from investing activities:
         Purchase of equipment                                 (6)            -
         Advances to related parties                           64           (32)
                                                       ----------   -----------
Net cash used in continuing operations                        (58)          (32)
Net cash used in discontinued operations                        -            (4)
                                                       ----------   -----------
                    Net cash used in
                    investing activities                      (58)          (36)

Cash flows from financing activities:
      Increase in (repayment of) line of credit                 -            36
      Increase in notes and loans payable                     261             -
      Payments on notes payable and long-term debt            (40)         (119)
      Proceeds from sale of common stock                        -             -
                                                       ----------   -----------
                  Net cash used in
                  financing activities                        221           (83)

Increase (decrease) in cash                                   (38)          (48)
Cash, beginning of period                                      59           170
                                                       ----------   -----------
Cash, end of period                                    $       21   $       122
                                                       ==========   ===========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                  June 30, 2003


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six-month period ended June 30, 2003, and the years ended December 31, 2002, 2001 and 2000, Applied incurred losses of ($1,148,000), ($5,972,000), ($6,554,000) and ($11,441,000), respectively. For the six month period ended June 30, 2003, and for the years ended December 31, 2002, 2001 and 2000, Applied has also experienced net cash inflows (outflows) from operating activities of $(317,000), $(123,000), $965,000 and $(2,629,000).
The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt and the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $398,000 and $238,000 at June 30, 2003 and December 31, 2002, respectively. These allowances are included in other accrued liabilities in the accompanying financial statements.

         In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable options and will be revalued each quarter to determine the effect on operations, if any. During the quarter ended June 30, 2003, no expense has been recognized for the variable options as the fair market value of Applied's common stock at June 30, 2003 was lower than the exercise price of the variable options.

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


Note B - Supplemental Cash Flow Information

         During the three and six month periods ended June 30, 2003, 19,500 and 128,500 shares of Series E Preferred Stock were converted into 8,391,418 and 24,528,133 shares of the Company's common stock, respectively. During the three and six month periods ended June 30, 2003, the Company paid dividends on the Series E Preferred Stock conversions of $0 and $141,929, respectively, converted into 0 and 1,566,989, shares of the Company's common stock, respectively. The Company accrued dividends on Preferred Stock Series E for the three and six-month periods ended June 30, 2003, of $54,297 and $130,519, respectively, which is included in Other Accrued Liabilities.

         During the three and six month periods ended June 30, 2003, 0 and 17,500 shares of Preferred Stock Series F were converted into 0 and 2,450,514, shares of the Company's common stock, respectively. During the three and six month periods ended June 30, 2003, the Company paid dividends on the Series E Preferred Stock conversions of $0 and $39,387, respectively, converted into 0 and 551,571, shares of the Company's common stock, respectively. The Company accrued dividends on Preferred Stock Series F for the three and six-month periods ended June 30, 2003, of $36,836 and $68,785, respectively, which is included in Other Accrued Liabilities.

         During the three and six month periods ended June 30, 2003, no shares of Preferred Stock Series H were converted into shares of common stock. The company paid no accrued dividends on Preferred Stock Series H. The Company accrued dividends on Preferred Stock Series H for the three and six-month periods ended June 30, 2003, of $6,000 and $12,000, respectively, which is included in Other Accrued Liabilities.

Note C - Other Accrued Liabilities

Other accrued liabilities consist of the following:

                                                     June 30,       December 31,
                                                        2003            2002
                                                  -------------     ------------

Dividend payable                                  $       1,238     $     1,210
Compensation and employee benefits                        1,105             842
Loss reserve                                                398             238
Related party obligation to issue stock for
converted note payable and accrued interest                 287               -
Exit and forbearance fees on notes payable                  199               -
Related parties                                             185             185
Accrued interest                                            169             155
Other                                                       107              93
                                                  -------------     ------------
                                                  $       3,688     $     2,723
                                                  =============     ============

Note D - Liability to Issue Shares of Common Stock

         During March 2003, a shareholder and officer agreed to convert his $250,000 note payable and $37,000 of accrued interest due from the Company into 13,189,841 shares of the Company's common stock. As the issuance of the common stock has not occurred as of June 30, 2003, the Company has included these amounts in Other Accrued Liabilities at June 30, 2003. The Company anticipates issuing the shares of common stock when the shares are authorized to be issued. These shares have not been issued as of August 14, 2003.

Note E - Stock Based Compensation

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant or the date of repricing. No options were issued or vested during the quarters ended June 30, 2003 and 2002, therefore, there would be no effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Note F - Segment Information

         The Company has identified three reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting
Standards Board's Statement of Financial Accounting Standards No. 131. These three segments are as follows: (i) Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; (ii) Commodore Solution Technologies, Inc., which is commercializing technologies to treat mixed and hazardous waste; and (iii) Corporate overhead and other miscellaneous activities.

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


Three Months Ended June 30, 2003
(Dollars in Thousands)

                                                                                     Corporate
                                                                                      Overhead
                                              Total         ASI        Solution       and Other

Contract revenues                            $    132    $     132    $        -    $          -

Costs and expenses
     Cost of sales                                198          198             -               -
      Research and development                      -            -             -               -
     General and administrative                   472          149            35             288
     Depreciation and amortization                 72           16            56               -
                                             --------    ---------    ----------    ------------
              Total costs and expenses            742          363            91             288
                                             --------    ---------    ----------    ------------
Income (loss) from operations                    (610)        (231)          (91)           (288)

     Interest income                                -            -             -               -
     Interest expense                            (108)          (1)            -            (107)
     Income taxes                                   -            -             -               -
                                             --------    ---------    ----------    ------------

Income (loss) from continuing operations         (718)        (232)          (91)           (395)

    Loss from discontinued
    Operations                                      -            -             -               -
                                             --------    ---------    ----------    ------------
Net income (loss)                            $   (718)   $    (232)   $      (91)   $       (395)
                                             ========    =========    ==========    ============

Total assets                                 $    565    $     157    $      250    $        158

Expenditures for long-lived assets           $      -    $       -    $        -    $          -

Six Months Ended June 30, 2003
(Dollars in Thousands)

                                                                                     Corporate
                                                                                      Overhead
                                              Total         ASI        Solution       and Other

Contract revenues                            $    296    $     296    $        -    $          -

Costs and expenses
     Cost of sales                                403          403             -               -
     Research and development                      59            -            59               -
     General and administrative                   686          225            97             364
     Depreciation and amortization                138           26           112               -
                                             --------    ---------    ----------    ------------
              Total costs and expenses          1,286          654           268             364
                                             --------    ---------    ----------    ------------
Income (loss) from operations                    (990)        (358)         (268)           (364)

     Interest income                                -            -             -               -
     Interest expense                            (158)          (3)            -            (155)
     Income taxes                                   -            -             -               -
                                             --------    ---------    ----------    ------------

Income (loss) from continuing                  (1,148)        (361)         (268)           (519)
operations
     Loss from discontinued operations              -            -             -               -
                                             --------    ---------    ----------    ------------

Net Income (loss)                            $ (1,148)   $    (361)   $     (268)   $       (519)
                                             ========    =========    ==========    ============

Total assets                                 $    565    $     157    $      250    $        158

Expenditures for long-lived assets           $      6    $       6    $        -    $          -

Three Months Ended June 30, 2002
(Dollars in Thousands)

                                                                                                      Corporate
                                                                                                      Overhead
                                              Total         ASI        Solution         DRM           and Other

Contract revenues                            $  1,190    $   1,157    $       33    $          -    $          -

Costs and expenses
     Cost of sales                                688          606            82               -               -
     Research and development                      36            -            36               -               -
     General and administrative                   330          185            12               -             133
     Depreciation and amortization                 50            9            41               -               -
                                             --------    ---------    ----------    ------------    ------------
             Total costs and expenses           1,104          800           171               -             133
                                             --------    ---------    ----------    ------------    ------------
Income (loss) from operations                      86          357          (138)              -            (133)

     Interest income                                -            -             -               -               -
     Interest expense                             (26)         (26)            -               -               -
     Income taxes                                   -            -             -               -               -
                                             --------    ---------    ----------    ------------    ------------

Loss from continuing operations                    60          331          (138)              -            (133)
     Loss from discontinued operations         (4,752)           -             -          (4,752)              -
                                             --------    ---------    ----------    ------------    ------------

Net income (loss)                            $ (4,692)   $     331    $     (138)   $     (4,752)   $       (133)
                                             ========    =========    ==========    ============    ============

Total assets                                 $  1,409    $     845    $      484    $          -    $         80

Expenditures for long-lived assets           $      -    $       -    $        -    $          -    $          -

Six Months Ended June 30, 2002
(Dollars in Thousands)

                                                                                                      Corporate
                                                                                                      Overhead
                                              Total         ASI        Solution         DRM           and Other

Contract revenues                            $  2,277    $   2,244    $       33    $          -    $          -

Costs and expenses
     Cost of sales                              1,631        1,451           180               -               -
     Research and development                     113            -           113               -               -
     General and administrative                   868          395            52               -             421
     Depreciation and amortization                113           22            91               -               -
                                             --------    ---------    ----------    ------------    ------------
              Total costs and expenses          2,725        1,868           436               -             421
                                             --------    ---------    ----------    ------------    ------------
Income (loss) from operations                    (448)         376          (403)              -            (421)

     Interest income                                -            -             -               -               -
     Interest expense                             (68)         (52)            -               -              16
     Income taxes                                   -            -             -               -               -
                                             --------    ---------    ----------    ------------    ------------

Income (loss) from continuing operations         (516)         324          (403)              -            (437)
                                                                                               -
Loss from discontinued operations              (4,802)           -             -          (4,802)              -
                                             --------    ---------    ----------    ------------    ------------

Net Income (loss)                            $ (5,318)   $     324    $     (403)   $     (4,802)   $       (437)
                                             ========    =========    ==========    ============    ============

Total assets                                 $  1,409    $     845    $      484    $          -    $         80

Expenditures for long-lived assets           $      4    $       -    $        -    $          4    $          -

Note G - Net Loss per Common Share

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

         Options and warrants to purchase 34,274,905 and 26,485,113 shares of common stock as of June 30, 2003 and 2002, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note H - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

Note I - Subsequent Events

         Issuance of Common Stock subsequent to June 30, 2003

         The Company issued a total of 9,608,701 shares of its common stock during the period from June 30, 2003 to August 14, 2003, in connection with various conversion notices from the holders of the Company's Series E
Convertible  Preferred  Stock,  par  value  ($0.001)  per share  (the  "Series E
Preferred") and the holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred").

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

         Revenues from continuing operations were $132,000 and $296,000 for the three and six months ended June 30, 2003 compared to $1,190,000 and $2,277,000 for the three and six months ended June 30, 2002. Such revenues were primarily from the Company's subsidiary ASI.

         In the case of ASI, revenues were $132,000 and $296,000 respectively for the three and six months ended June 30, 2003 as compared with $1,157,000 and $2,244,000 for the three and six months ended June 30, 2002. Advanced Sciences has experienced a significant decrease in revenue caused by fewer contracts and overall, less work being performed by Advanced Sciences. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. ASI has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $132,000 and $296,000 respectively (100% of total revenues) for the three and six months ended June 30, 2003. Cost of sales was $198,000 and $403,000 respectively for the three and six months ended June 30, 2003 compared to $606,000 and $1,451,000 respectively for the three and six months ended June 30, 2002. The decrease in cost of sales is due to greater efficiencies in staffing and further reduction of sales associated expenses in the three and six months ended June 30, 2003.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $0 and $0 respectively for the three and six months ended June 30, 2003 as compared with $33,000 and $33,000 respectively for three and six months ended June 30, 2002. There were no revenues recorded for the three and six month period ended June 30, 2003 due to (i) SET processing contracts being completed but not yet billable under current revenue recognition guidelines, (ii) United States Environmental Protection Agency (the "USEPA") demonstration of the SL-2 system at a client location in Oak Ridge, Tennessee for inclusion to the Company's nationwide permit for PCB destruction; and (iii) the relocations of the SET equipment to Hanford, Washington. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Cost of sales was $0 and $0 respectively for the three and six months ended June 30, 2003 as compared to $82,000 and $180,000 respectively for the three and six months ended June 30, 2002. The cost of sales, when incurred, is attributable to sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three and six months ended June 30, 2003, the Company incurred research and development costs of $0 and $59,000 respectively as compared to $36,000 and $113,000 respectively for the three and six months ended June 30, 2002. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for continuing operations for the three and six months ended June 30, 2003 were $472,000 and $686,000 respectively as compared to $330,000 and $868,000 respectively for the three and six months ended June 30, 2002. This difference is due to the reduction in staffing and other expenses.

         Interest income was $0 and $0, respectively, for the three and six month periods ended June 30, 2003 compared to $0 and $0, respectively for the three and six month period ended June 30, 2002. The Company did not have a material amount of monies on deposit to generate interest income for these periods.

         Interest expense for continuing operations for the three and six months ended June 30, 2003 was $108,000 and $158,000, respectively as compared to $26,000 and $68,000, respectively for the three and six months ended June 30, 2002. The increase in interest expense is primarily related to amortization of interest costs associated with the Brewer Promissory Note, the amortization of interest costs associated with the Weiss Group Notes, the amortization of interest costs and exit fees associated with the Milford/Shaar Bridge Loan Notes.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003 and December 31, 2002 ASI had a $0 and $0 outstanding balance, respectively, on its revolving lines of credit.

         For the three and six month periods ended June 30, 2003, the Company incurred a net loss of ($718,000) and ($1,148,000), respectively as compared to a net loss of ($4,692,000) and ($5,318,000), respectively for the three and six months ended June 30, 2002. For the six-month period ended June 30, 2003, and for the years ended December 31, 2002, 2001, and 2000, Applied incurred losses of ($1,148,000), ($5,972,000), ($6,554,000) and ($11,441,000), respectively.
Applied has also experienced net cash (outflows) inflows from operating activities of $(123,000), $965,000, and $(2,629,000) for the years ended
December 31, 2002, 2001, and 2000, respectively.

         During the three and six month periods ended June 30, 2003, the Company converted 19,500 and 128,500, respectively, shares of Series E Preferred for 8,391,418 and 26,095,122 shares of the Company's common stock, respectively. During the three and six month periods ended June 30, 2003, the Company converted 0 and 17,500, respectively, shares of Series F Preferred for 0 and 3,002,085 shares of the Company's common stock, respectively. The Company issued no shares of the Company's common stock with respect to accrued dividends pertaining to the Series E and Series F Preferred conversions from the period February 21, 2003 through June 30, 2003.

         During the three and six month periods ended June 30, 2003, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

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

         The Company's loss of the DRM subsidiary effective May 16, 2002 has had, and may continue to have, a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at June 30, 2003.

         In November 1999, the Company completed $2.5 million in financing through private placement. The Company issued 335,000 shares of a new Series E Convertible Preferred Stock (the "Series E Preferred"), convertible into common stock at the market price, after September 30, 2000 and up through April 30, 2004 at which time it automatically converts to common stock. The Series E Preferred has a variable rate dividend averaging 8.15% over the term of the security. There are 149,500 shares of Series E Preferred with a face value of $1,495,000 outstanding as of June 30, 2003. There is $761,439 of accrued dividends payable on the Series E Preferred as of June 30, 2003.

         In March 2000, the Company completed $2.0 million in financing through private placement. The Company issued 266,700 shares of a new Series F Convertible Preferred Stock (the "Series F Preferred"), convertible into common stock at the market price, after September 30, 2000 and up through April 30, 2004 at which time it automatically converts to common stock. The Series F Preferred has a variable rate dividend averaging 8.15% over the term of the security. There are 118,200 shares of Series F Preferred with a face value of $1,182,000 outstanding as of June 30, 2003. There is $458,103 of accrued dividends payable on the Series F Preferred as of June 30, 2003.

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

         On March 15, 2001, SB Enterprises executed an Amended and Restated Promissory Note (the "Restated Brewer Note"), that extended the maturity date of the note until December 31, 2001. Additionally, the conversion price feature of the Restated Brewer Note was changed to the 5-day average closing price of the Company's common stock prior to a conversion notice. On April 9, 2001, SB Enterprises issued a conversion notice for $250,000 of the outstanding principal of the Brewer Restated Note. The conversion price was calculated based upon the previous 5-day average of the closing price of the Company's common stock, and the Restated Brewer Note was converted into 1,041,667 shares of the Company's common stock. The Company believes that this transaction is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) thereof as a transaction not involving any public offering of securities.

         On December 12, 2002, SB Enterprises executed an Amended and Restated Promissory Note Extension (the "Restated Brewer Note Extension"), which extended the maturity date of the Restated Brewer Note until January 1, 2004. In connection with the Restated Brewer Note Extension, the Company issued SB Enterprises a 2-year warrant for 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. On March 14, 2003, SB Enterprises issued a conversion notice for the remaining principal balance of $250,000 plus accrued interest of $36,563. The conversion price was calculated based upon the previous 5-day average of the closing price of the Company's common stock, and the Restated Brewer Note will be converted into 13,189,842 shares of the Company's common stock. These shares have not been issued to SB Enterprises as of August 14, 2003 and are recorded as a liability for $286,563. The Company believes that this transaction is exempt from the registration requirements of the Securities Act, under Section 4(2) thereof as a transaction not involving any public offering of securities.

         In October 2001, Advanced Sciences refinanced their line of credit with Commerce Funding Corporation (the "Commerce Credit Line"). The Commerce Credit Line is not to exceed 85 percent of eligible receivables or $1,000,000 and is due October 2002, and subsequently extended until November 2003, with interest payable monthly at prime plus 2 percent (6.75 percent as of December 31, 2002). The Commerce Credit Line is collateralized by the receivables of Advanced Sciences and is guaranteed by the Company. The Commerce Credit Line contains certain financial covenants and restrictions including minimum ratios that Advanced Sciences must satisfy. Advanced Sciences was in compliance with the covenants of the Commerce Credit Line at August 14, 2003.

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

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% of the Company's common stock, transferred to the investors a total of 1,000,000 shares of the Company's common stock. The current principal balance of the Weiss Group Note is $254,231 and remains unpaid as of August 14, 2003. All have granted payment extensions until January 1, 2004.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until August 13, 2002. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The current principal balance of the Milford/Shaar Bridge Loan Notes is $984,959 and remains unpaid as of August 14, 2003. Additionally, as of August 14, 2003, there is $119,173 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes. The Company has not been notified of a default of the Milford/Shaar Bridge Loan Notes as of August 14, 2003.

         On October 2, 2002, Mr. Bentley Blum, a director of the Company, had previously loaned the Company $125,000 in cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock under the conversion feature of the Blum Loan, based upon the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continues to provide cash installments in the form of a demand note ("Blum Demand Note") to the Company. The Blum Demand Note bears interest at 9% per annum. The current principal balance of the Blum Demand Note is $192,032 and remains unpaid as of August 14, 2003. The Company believes that this transaction is exempt from the registration requirements of the Securities Act, under Section 4(2) thereof as a transaction not involving any public offering of securities.

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

         There are 800,000 shares of Series H Preferred with a face value of $800,000 outstanding as of June 30, 2003. There is $20,762 of accrued dividends payable on the Series H Preferred as of June 30, 2003.

         The financial information included in the accompanying form 10Q for the period ending June 30, 2003 reflects the terms of the DRM Settlement Agreement. For the year ended December 31, 2002 the Company recorded a loss on the disposal of DRM in the amount of $4,134,000. The Company's loss of the DRM subsidiary has had, and may continue to have, a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $86,000.

         The Company's auditor's opinion on our fiscal 2002 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing.

         The Company currently is negotiating with a lender to obtain debt financing, to supplement funds generated from operations, to meet the Company's cash needs over the next 12 months. The Company intends to meet its long-term capital needs through obtaining additional contracts that will generate funds from operations and obtaining additional debt or equity financing as necessary or engaging in merger or sale transactions. There can be no assurance that such sources of funds will be available to the Company or that it will be able to meet its short or long-term capital requirements.

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards of approximately $32,000,000. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

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

ITEM 4.  Controls and Procedures
         -----------------------

         a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, and the Company's Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's President, and Chief Financial Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, include the Company's Chief Executive Officer, and Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

         b) Changes in internal controls. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6.  Exhibits and Reports on Form 8 - K

         (a)    Exhibits.

                1. Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                2. Exhibit 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                3.     Exhibit 32 - Certification  Pursuant to 18 U.S.C. Section
                       1350,   as  Adopted   Pursuant  to  Section  906  of  the
                       Sarbanes-Oxley Act of 2002

         (b)    Reports on Form 8-K.

                1. The Company filed a Current Report on Form 8-K, dated April 16, 2003, announcing its March 31, 2003 Quarterly earnings.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 2002                       COMMODORE APPLIED TECHNOLOGIES, INC.
                                            (Registrant)


                                            By   /s/ James M. DeAngelis
                                              ----------------------------------
                                                James M. DeAngelis - Senior
                                                Vice President and Chief
                                                Financial Officer (as both
                                                a duly authorized officer
                                                of the registrant and the
                                                principal financial officer
                                                of the registrant)