Form 10-Q
period 2003-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2003-11-14
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2003
                                            OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined by Exchange Act Rule 12b-2).  Yes       No  X  .
                                              ----     ----

         The number of shares the common stock outstanding at November 14, 2003 was 117,702,134.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I   FINANCIAL INFORMATION................................................1

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet -
                      September 30, 2003 and December 31, 2002................2

              Condensed Consolidated Statement of Operations -
                      Three and Nine months ended September 30,
                      2003 and September 30, 2002.............................4

              Condensed Consolidated Statement of Cash Flows -
                      Nine months ended September 30, 2003 and
                      September 30, 2002......................................5

              Notes to Condensed Consolidated Financial Statements............6

Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................14

Item 3.       Quantitative and Qualitative Disclosures About Market
                      Risk...................................................21

Item 4.       Controls and Procedures........................................21


PART II  OTHER INFORMATION...................................................22

SIGNATURES...................................................................23

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                                                   September 30,    December 31,
                               ASSETS                  2003             2002
                                                       ----             ----
                                                    unaudited)
Current Assets:
         Cash and cash equivalents                 $          2     $        59
         Accounts receivable, net                            82              92
         Prepaid assets and other current
                receivables                                  86             167
                                                   ------------     -----------
                  Total Current Assets                      170             318

Property and equipment, net                                 196             358
Patents and completed technology, net of
       accumulated amortization of
       $70 and $40, respectively                             30              60
                                                   ------------     -----------
       Total Assets                                $        396     $       736
                                                   ============     ===========




            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                                                   September 30,    December 31,
                                                       2003            2002
                          LIABILITIES AND          ------------     ------------
                       STOCKHOLDERS' DEFICIT       (unaudited)

Current Liabilities:
         Accounts payable                          $      1,084     $     1,077
         Related party payable                                -              80
         Notes payable                                    1,595             714
         Other accrued liabilities                        3,699           2,723
                                                   ------------     ------------

                  Total Current Liabilities               6,378           4,594

Long term debt                                               --             431
                                                   ------------     ------------

                   Total Liabilities                      6,378           5,025

Commitments and contingencies                                --              --

Stockholders' Deficit
   Convertible Preferred Stock, Series E,F & H
   par value $0.001 per share, 5% to 12%
   cumulative dividends, series E and F, 3%
   dividends for Series H, 1,561,700 authorized,
   1,038,200 shares and 1,213,700 shares issued
   and outstanding as of September 30, 2003 and
   December 31, 2002, respectively. The shares
   had an aggregate liquidation value of $4,206
   and $6,716 at September 30, 2003
   and December 31, 2002, respectively.                       1               1
   Common Stock, par value $0.001 per share,
   300,000,000 shares authorized, 115,675,107
   and 59,027,062 issued and outstanding, at
   September 30, 2003 and December 31, 2002,
   respectively.                                            115              59
   Additional paid-in capital                            67,247          67,129
   Accumulated deficit                                  (73,082)        (71,215)
                                                   ------------     ------------
                                                         (5,719)         (4,026)
   Treasury Stock, 3,437,500 shares                        (263)           (263)
                                                   ------------     ------------
                   Total Stockholder's Deficit           (5,982)         (4,289)
                                                   ------------     ------------
                   Total Liabilities and
                   Stockholders' Deficit           $        396     $       736
                                                   ============     ============


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)

                                                         Three months ended            Nine months ended
                                                      Sept 30,        Sept 30,      Sept 30,       Sept 30,
                                                       2003            2002           2003          2002
                                                       ----            ----           ----          ----

Contract revenues                                  $        166     $      1,104  $       462   $     3,381
Costs and expenses:
         Cost of sales                                      212              728          615         2,359
         Research and development                             4               37           63           150
         General and administrative                         383              373        1,069         1,241
         Depreciation and amortization                       65               97          203           210
                                                   ------------     ------------  -----------   ------------
                  Total costs and expenses                  664            1,235        1,950         3,960
                                                   ------------     ------------  -----------   ------------

Loss from operations                                       (498)            (131)      (1,488)         (579)
                                                   ------------     ------------  -----------   ------------

Other income (expense):
         Interest expense                                  (221)             (15)        (379)          (83)
                                                   ------------     ------------  -----------   ------------
                  Net other income (expense)               (221)             (15)        (379)          (83)
                                                   ------------     ------------  -----------   ------------
Loss before income taxes                                   (719)            (146)      (1,867)          (662)
         Income taxes                                        --               --           --             --
                                                   ------------     ------------  -----------   ------------
Loss from continuing operations                            (719)            (146)      (1,867)          (662)
         Loss from discontinued operations of
         component DRM (including loss on
         disposal of $4,134 during the nine
         months ended September 30, 2002)                    --               --           --         (4,802)
                                                   ------------     ------------  -----------   ------------

         Net loss                                  $       (719)    $       (146) $    (1,867)  $     (5,464)
                                                   ============     ============  ===========   ============
         Loss per share - from continuing
         operations - basic and diluted            $      (0.01)    $      (0.00) $     (0.02)  $      (0.01)

         Loss per share - from discontinued
         operations - basic and diluted            $      (0.00)    $      (0.00) $     (0.00)  $      (0.09)
                                                   ------------     ------------  -----------   ------------
         Loss per share - basic and diluted        $      (0.01)    $      (0.00) $     (0.02)  $      (0.10)
                                                   ============     ============  ===========   ============
Number of weighted average shares outstanding
    (000's)                                              94,834           52,895       83,462         55,197
                                                   ============     ============  ===========   ============

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)

                                                        Nine months ended
                                                   September 30,   September 30,
                                                      2003             2002
                                                      ----             ----

Cash flows from operating activities:
     Net loss                                      $     (1,867)    $    (5,464)
     Add: net loss from discontinued operations              --           4,802
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
         Depreciation and amortization                      203             210
         Amortization of debt discount                       35              18
         Changes in assets and liabilities:
                Accounts receivable, net                     10            (175)
                Prepaid assets                               81             235
                Accounts payable                              7            (119)
                Other liabilities                           614             175
                                                   ------------     ------------
Net cash used in continuing operations                     (917)           (318)
Net cash provided by discontinued operations                 --             184
                                                   ------------     ------------
                   Net cash used in operating
                   activities                              (917)           (134)

Cash flows from investing activities:
         Purchase of equipment                              (11)             (3)
         Advances to related parties                        (80)            (23)
                                                   ------------     ------------
Net cash used in continuing operations                      (91)            (26)
Net cash used in discontinued operations                      -              (4)
                                                   ------------     ------------
                   Net cash used in investing
                   activities                               (91)            (30)

Cash flows from financing activities:
      Increase in (repayment of) line of credit              --             249
      Increase in notes and loans payable                   991              --
      Payments on notes payable and long-term debt          (40)           (183)
                                                   ------------     ------------
                   Net cash provided by financing
                   activities                               951              66

Increase (decrease) in cash                                 (57)            (98)
Cash, beginning of period                                    59              170
                                                   ------------     ------------
Cash, end of period                                $          2     $        72
                                                   ============     ============

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2003


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine-month period ended September 30, 2003, and the years ended December 31, 2002, 2001 and 2000, Applied incurred losses of ($1,867,000), ($5,972,000), ($6,554,000) and ($11,441,000),
respectively. For the nine month period ended September 30, 2003, and for the years ended December 31, 2002, 2001 and 2000, Applied has also experienced net cash inflows (outflows) from operating activities of $(917,000), $(123,000), $965,000 and $(2,629,000). The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt and the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $376,000 and $238,000 at September 30, 2003 and December 31, 2002, respectively. These allowances are included in other accrued liabilities in the accompanying financial statements.

         In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable options and will be revalued each quarter to determine the effect on operations, if any. During the quarter ended September 30, 2003, no expense has been recognized for the variable options as the fair market value of Applied's common stock at September 30, 2003 was lower than the exercise price of the variable options.

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

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant or the date of repricing. No options were issued or vested during the quarters ended September 30, 2003 and 2002, therefore, there would be no effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Note B - Supplemental Cash Flow Information

         During the three and nine month periods ended September 30, 2003, 29,500 and 158,000 shares of Series E Preferred Stock were converted into 14,360,995 and 38,889,128 shares of the Company's common stock, respectively. During the three and nine month periods ended September 30, 2003, the Company paid dividends on the Series E Preferred Stock conversions of $0 and $141,929, respectively, by converting into 0 shares and 1,566,989, shares of the Company's common stock, respectively. The Company accrued dividends on Preferred Stock Series E for the three and nine-month periods ended September 30, 2003, of $40,721 and $171,240, respectively, which is included in Other Accrued Liabilities.

         During the three and nine month periods ended September 30, 2003, 0 and 17,500 shares of Preferred Stock Series F were converted into 0 shares and 2,450,514, shares of the Company's common stock, respectively. During the three and nine month periods ended September 30, 2003, the Company paid dividends on the Series E Preferred Stock conversions of $0 and $39,387, respectively, by converting into 0 shares and 551,571, shares of the Company's common stock, respectively. The Company accrued dividends on Preferred Stock Series F for the three and nine-month periods ended September 30, 2003, of $36,836 and $105,621, respectively, which is included in Other Accrued Liabilities.

         During the three and nine month periods ended September 30, 2003, no shares of Preferred Stock Series H were converted into shares of common stock. The Company paid no accrued dividends on Preferred Stock Series H. The Company accrued dividends on Preferred Stock Series H for the three and nine-month periods ended September 30, 2003, of $6,000 and $18,000, respectively, which is included in Other Accrued Liabilities.

         During March 2003, a shareholder and officer agreed to convert his $250,000 note payable and approximately $37,000 of accrued interest due from the Company into 13,189,841 shares of the Company's common stock.

Note C - Other Accrued Liabilities

Other accrued liabilities consist of the following:

                                                   September 30,    December 31,
                                                       2003             2002
                                                       ----             ----
        Dividend payable                           $      1,324     $     1,210
        Compensation and employee benefits                1,219             842
        Loss reserve                                        376             238
        Exit and forbearance fees on notes payable          220              --
        Related parties                                     185             185
        Accrued interest                                    286             155
        Other                                                89              93
                                                   ------------     ------------
                                                   $      3,699     $     2,723
                                                   ============     ============


Note D - Segment Information

         The Company has identified three reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting
Standards Board's Statement of Financial Accounting Standards No. 131. These three segments are as follows: (i) Commodore Advanced Sciences, Inc. ("Advanced Sciences"), which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; (ii) Commodore Solution Technologies, Inc. ("Solution"), which is commercializing technologies to treat mixed and hazardous waste; and (iii) Corporate overhead and other miscellaneous activities.

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



Three Months Ended September 30, 2003
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------
                                                                                                  Corporate
                                                                      Advanced                    Overhead
                                                       Total          Sciences      Solution      and Other

Contract revenues                                  $        166     $        149  $        17   $        --

Costs and expenses
     Cost of sales                                          212              195           17            --
     Research and development                                 4               --            4            --
     General and administrative                             383              119           30           234
     Depreciation and amortization                           65                9           56            --
                                                   ------------     ------------  -----------   ------------
              Total costs and expenses                      664              323          107           234
                                                   ------------     ------------  -----------   ------------

Income (loss) from operations                              (498)            (174)         (90)         (234)

     Interest income                                         --               --           --            --
     Interest expense                                      (221)              --           --          (221)
     Income taxes                                            --               --           --            --
                                                   ------------     ------------  -----------   ------------

Income (loss) from continuing operations                   (719)            (174)         (90)         (455)

    Loss from discontinued
    Operations                                               --               --           --            --
                                                   ------------     ------------  -----------   ------------
Net income (loss)                                  $       (719)    $       (174) $       (90)  $      (455)
                                                   ============     ============  ===========   ============

Total assets                                       $        396     $        168  $       200   $        28

Expenditures for long-lived assets                 $          5     $          5  $        --   $        --


Nine Months Ended September 30, 2003
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------
                                                                                                  Corporate
                                                                      Advanced                    Overhead
                                                       Total          Sciences      Solution      and Other

Contract revenues                                  $        462     $        445  $        17   $        --

Costs and expenses
     Cost of sales                                          615              598           17            --
     Research and development                                63               --           63            --
     General and administrative                           1,069              344          127           598
     Depreciation and amortization                          203               35          168            --
                                                   ------------     ------------  -----------   ------------
              Total costs and expenses                    1,950              977          375           598
                                                   ------------     ------------  -----------   ------------

Income (loss) from operations                            (1,488)            (532)        (358)         (598)

     Interest income                                         --               --           --            --
     Interest expense                                      (379)              (3)          --          (376)
     Income taxes                                            --               --           --            --
                                                   ------------     ------------  -----------   ------------

Income (loss) from continuing operations                 (1,867)            (535)        (358)         (974)
     Loss from discontinued
     Operations                                              --               --           --            --
                                                   ------------     ------------  -----------   ------------

Net Income (loss)                                  $     (1,867)    $       (535) $      (358)  $       (974)
                                                   ============     ============  ===========   ============

Total assets                                       $        396     $        168  $       200   $        28


Expenditures for long-lived assets                 $         11     $         11  $        --   $        --

Three Months Ended September 30, 2002
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------
                                                                                                  Corporate
                                                                      Advanced                    Overhead
                                                       Total          Sciences      Solution      and Other

Contract revenues                                  $      1,104     $        989  $       115   $        --

Costs and expenses
     Cost of sales                                          728              655           73            --
     Research and development                                37               --           37            --
     General and administrative                             373              160           33           180
     Depreciation and amortization                           97               40           57            --
                                                   ------------     ------------  -----------   ------------
             Total costs and expenses                     1,235              855          200           180
                                                   ------------     ------------  -----------   ------------

Income (loss) from operations                              (131)             134          (85)         (180)

     Interest income                                         --               --           --            --
     Interest expense                                       (15)              (7)          --            (8)
     Income taxes                                            --               --           --            --
                                                   ------------     ------------  -----------   ------------
Loss from continuing operations                            (146)             127          (85)         (188)
     Loss from discontinued                                  --               --           --            --
                                                   ------------     ------------  -----------   ------------
Net income (loss)                                  $       (146)    $        127  $       (85)  $      (188)
                                                   ============     ============  ===========   ============

Total assets                                       $      1,428     $        952  $       356   $       120

Expenditures for long-lived assets                 $         --     $         --  $        --   $        --


Nine Months Ended September 30, 2002
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------
                                                                                                  Corporate
                                                                      Advanced                    Overhead
                                                       Total          Sciences      Solution      and Other

Contract revenues                                  $      3,381     $      3,233  $       148   $        --

Costs and expenses
     Cost of sales                                        2,359            2,106          253            --
     Research and development                               150                -          150            --
     General and administrative                           1,241              555           85           601
     Depreciation and amortization                          210               62          148            --
                                                   ------------     ------------  -----------   ------------

              Total costs and expenses                    3,960            2,723          636           601
                                                   ------------     ------------  -----------   ------------

Income (loss) from operations                              (579)             510         (488)         (601)
     Interest income                                         --               --           --            --
     Interest expense                                       (83)             (59)          --           (24)
     Income taxes                                            --               --           --            --
                                                   ------------     ------------  -----------   ------------

Income (loss) from continuing operations                   (662)             451         (488)         (625)

Loss from discontinued operations                        (4,802)              --           --        (4,802)
                                                   ------------     ------------  -----------   ------------

Net Income (loss)                                  $     (5,464)    $        451  $      (488)  $    (5,427)
                                                   ============     ============  ===========   ============

Total assets                                       $      1,428     $        952  $       356   $       120

Expenditures for long-lived assets                 $          4     $         --  $        --   $         4

Note E - Net Loss per Common Share

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

         Options and warrants to purchase 34,274,905 and 26,485,113 shares of common stock as of September 30, 2003 and 2002, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note F - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

Note G - Subsequent Events

         Issuance of Common Stock subsequent to September 30, 2003

         The Company issued a total of 2,027,027 shares of its common stock during the period from September 30, 2003 to November 14, 2003, in connection with various conversion notices from the holders of the Company's Series E Convertible Preferred Stock, par value ($0.001) per share (the "Series E
Preferred") and the holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred").

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Overview

         Commodore Applied Technologies, Inc. and subsidiaries (the "Company" or "Applied"), is engaged in providing a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials, and disposing of or reusing certain waste by-products by utilizing SET; and (ii) providing services related to environmental management for on-site and off-site identification, remediation and management of hazardous, mixed and radioactive waste.

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

         The Company held its 2002 Annual Meeting at The Fitzpatrick Hotel located at 687 Lexington Avenue, New York, NY 10015 on September 12, 2003 - 11:00 a.m. EST. The results of the meeting were as follows:

         The stockholders owning a majority of the issued and outstanding shares of the Company's Common Stock have voted:

         1. to elect Bentley J. Blum, Shelby T. Brewer, Frank E. Coffman, James M. DeAngelis, Paul E. Hannesson, Michael P. Kalleres and William A. Wilson as Directors;
         2. to amend the Certificate of Incorporation to increase the number of authorized shares of common stock from 125,000,000 shares to 300,000,000 shares.
         3.   to approve the Company's  Short Term Incentive  Plan.
         4.   to ratify the Company's 1998 Stock Option Plan, as amended.
         5. to approve options issued to the Chief Executive Officer outside the Company's 1998 Stock Option Plan, as amended.
         6. to approve options issued to the Chief Financial Officer outside the Company's 1998 Stock Option Plan, as amended.
         7. to ratify Tanner + Co. as the Company's independent auditors for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

         Revenues from continuing operations were $166,000 and $462,000 for the three and nine months ended September 30, 2003 compared to $1,104,000 and $3,381,000 for the three and nine months ended September 30, 2002. Such revenues were primarily from the Company's subsidiary Advanced Sciences.

         In the case of Advanced Sciences, revenues were $149,000 and $445,000 respectively for the three and nine months ended September 30, 2003 as compared with $989,000 and $3,233,000 for the three and nine months ended September 30, 2002. Advanced Sciences has experienced a significant decrease in revenue caused by fewer contracts and overall, less work being performed by Advanced Sciences. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Advanced Sciences has two major customers, each of which represent more than 10% of total revenue.

The  combined  revenue  for  these  two  customers  was  $149,000  and  $445,000 respectively (100% of total revenues) for the three and nine months ended September 30, 2003. Cost of sales was $195,000 and $598,000 respectively for the three and nine months ended September 30, 2003 compared to $655,000 and $2,106,000 respectively for the three and nine months ended September 30, 2002. The decrease in cost of sales is due to greater efficiencies in staffing and further reduction of sales associated expenses in the three and nine months ended September 30, 2003.

         In the case of Solution, revenues were $17,000 and $17,000 respectively for the three and nine months ended September 30, 2003 as compared with $115,000 and $148,000 respectively for three and nine months ended September 30, 2002. There were marginal revenues recorded for the three and nine month period ended September 30, 2003 due to (i) SET processing contracts being negotiated but not yet initiated, (ii) United States Environmental Protection Agency (the "USEPA") demonstration of the SL-2 system at a client location in Oak Ridge, Tennessee for inclusion to the Company's nationwide permit for PCB destruction; and (iii) the relocations of the SET equipment to Hanford, Washington. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Cost of sales was $17,000 and $17,000 respectively for the three and nine months ended September 30, 2003 as compared to $73,000 and $253,000 respectively for the three and nine months ended September 30, 2002. The cost of sales, when incurred, is attributable to installation, set-up, supplies and salary expenses for the SET technology. The cost of sales also includes other direct sales and marketing expenses when incurred. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three and nine months ended September 30, 2003, the Company incurred research and development costs of $4,000 and $63,000 respectively as compared to $37,000 and $150,000 respectively for the three and nine months ended September 30, 2002. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for continuing operations for the three and nine months ended September 30, 2003 were $383,000 and $1,069,000 respectively as compared to $373,000 and $1,241,000 respectively for the three and nine months ended September 30, 2002. There is no material difference between the compared operational periods.

         Interest expense for continuing operations for the three and nine months ended September 30, 2003 was $221,000 and $379,000, respectively as compared to $15,000 and $83,000, respectively for the three and nine months ended September 30, 2002. The increase in interest expense is primarily related to amortization of interest costs associated with the Blum Demand Note, the amortization of interest costs associated with the Weiss Group Note and the amortization of interest costs, forbearance fees and exit fees associated with the Milford/Shaar Bridge Loan Note.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003 and December 31, 2002 Advanced Sciences had a $0 and $0 outstanding balance, respectively, on its revolving line of credit.

         For the three and nine month periods ended September 30, 2003, the Company incurred a net loss of ($719,000) and ($1,867,000), respectively as compared to a net loss of ($146,000) and ($5,464,000), respectively for the three and nine months ended September 30, 2002. For the nine-month period ended September 30, 2003, and for the years ended December 31, 2002, 2001, and 2000, Applied incurred losses of ($1,867,000), ($5,972,000), ($6,554,000) and
($11,441,000), respectively. Applied has also experienced net cash (outflows) inflows from operating activities of $(123,000), $965,000, and $(2,629,000) for the years ended December 31, 2002, 2001, and 2000, respectively.

         During the three and nine month periods ended September 30, 2003, the Company converted 29,500 and 158,000, respectively, shares of Series E Preferred for 14,360,995 and 40,456,117 shares of the Company's common stock, respectively. During the three and nine month periods ended September 30, 2003, the Company converted 0 and 17,500, respectively, shares of Series F Preferred for 0 and 3,002,085 shares of the Company's common stock, respectively. The Company issued no shares of the Company's common stock with respect to accrued dividends pertaining to the Series E and Series F Preferred conversions from the period February 21, 2003 through September 30, 2003.

         During the three and nine month periods ended September 30, 2003, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

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

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $86,000 at September 30, 2003.

         In November 1999, the Company completed $2.5 million in financing through private placement. The Company issued 335,000 shares of a new Series E Convertible Preferred Stock (the "Series E Preferred"), convertible into common stock at the market price, after September 30, 2000 and up through April 30, 2004 at which time it automatically converts to common stock. The Series E Preferred has a variable rate dividend averaging 8.15% over the term of the security. There are 120,000 shares of Series E Preferred with a face value of $1,200,000 outstanding as of September 30, 2003. There is $802,160 of accrued dividends payable on the Series E Preferred as of September 30, 2003.

         In March 2000, the Company completed $2.0 million in financing through private placement. The Company issued 266,700 shares of a new Series F Convertible Preferred Stock (the "Series F Preferred"), convertible into common stock at the market price, after September 30, 2000 and up through April 30, 2004 at which time it automatically converts to common stock. The Series F Preferred has a variable rate dividend averaging 8.15% over the term of the security. There are 118,200 shares of Series F Preferred with a face value of $1,182,000 outstanding as of September 30, 2003. There is $494,939 of accrued dividends payable on the Series F Preferred as of September 30, 2003.

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

         On December 12, 2002, SB Enterprises executed an Amended and Restated Promissory Note Extension (the "Restated Brewer Note Extension"), which extended the maturity date of the Restated Brewer Note until January 1, 2004. In connection with the Restated Brewer Note Extension, the Company issued SB Enterprises a 2-year warrant for 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. On March 14, 2003, SB Enterprises issued a conversion notice for the remaining principal balance of $250,000 plus accrued interest of $36,563. The conversion price was calculated based upon the previous 5-day average of the closing price of the Company's common stock, and the Restated Brewer Note was converted into 13,189,842 shares of the Company's common stock. The shares of common stock were issued to S. B. Enterprises on September 30, 2003. The Company believes that this transaction is exempt from the registration requirements of the Securities Act, under Section 4(2) thereof as a transaction not involving any public offering of securities.

         In October 2001, Advanced Sciences refinanced their line of credit with Commerce Funding Corporation (the "Commerce Credit Line"). The Commerce Credit Line is not to exceed 85 percent of eligible receivables or $1,000,000 and is due October 2002, and subsequently extended until November 2003, with interest payable monthly at prime plus 2 percent (6.75 percent as of December 31, 2002). The Commerce Credit Line is collateralized by the receivables of Advanced Sciences and is guaranteed by the Company. The Commerce Credit Line contains certain financial covenants and restrictions including minimum ratios that Advanced Sciences must satisfy. Advanced Sciences was in compliance with the covenants of the Commerce Credit Line at November 14, 2003.

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

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 9.25% of the Company's common stock, transferred to the investors a total of 1,000,000 shares of the Company's common stock. The current principal balance of the Weiss Group Note is $253,603 and remains unpaid as of November 14, 2003. All have granted payment extensions until January 1, 2004.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until August 13, 2002. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The current principal balance of the Milford/Shaar Bridge Loan Notes is $1,104,999 as of September 30, 2003 and remains unpaid as of November 14, 2003. Additionally, as of November 14, 2003, there is $119,073 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes. The Company has not been notified of a default of the Milford/Shaar Bridge Loan Notes as of November 14, 2003.

         On October 2, 2002, Mr. Bentley Blum, a director of the Company, had previously loaned the Company $125,000 in cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock under the conversion feature of the Blum Loan, based upon the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continues to provide cash installments in the form of a demand note ("Blum Demand Note") to the Company. The Blum Demand Note bears interest at 9% per annum. The current principal balance of the Blum Demand Note is $232,032 as of September 30, 2003 and remains unpaid as of November 14, 2003. The Company believes that this transaction is exempt from the registration requirements of the Securities Act, under Section 4(2) thereof as a transaction not involving any public offering of securities.

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

         There are 800,000 shares of Series H Preferred with a face value of $800,000 outstanding as of September 30, 2003. There is $26,762 of accrued dividends payable on the Series H Preferred as of September 30, 2003.

         The financial information included in the accompanying form 10Q for the period ending September 30, 2003 reflects the terms of the DRM Settlement Agreement. For the year ended December 31, 2002 the Company recorded a loss on the disposal of DRM in the amount of $4,134,000. The Company's loss of the DRM subsidiary has had, and may continue to have, a material adverse effect on the financial condition of the Company and its cash flow problems. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $86,000.

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

ITEM 4.  Controls and Procedures
         -----------------------

         a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of September 30, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, and the Company's Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's President, and Chief Financial Officer and Chief
              Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, include the Company's Chief Executive Officer, and Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

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


         (a) Exhibits.

              1. Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              2. Exhibit 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              3.     Exhibit 32 -  Certification  Pursuant to 18 U.S.C.  Section
                     1350,   as  Adopted   Pursuant   to  Section   906  of  the
                     Sarbanes-Oxley Act of 2002


         (b)  Reports on Form 8-K.

              1. The Company filed a Current Report on Form 8-K, dated August 15, 2003, announcing its June 30, 2003 Quarterly earnings and the Company's 2002 Annual Meeting to be held on September 12, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2003                     COMMODORE APPLIED TECHNOLOGIES, INC.
                                            (Registrant)


                                            By   /s/ James M. DeAngelis
                                              ---------------------------------
                                                 James M. DeAngelis - Senior
                                                 Vice President and Chief
                                                 Financial Officer (as both
                                                 a duly authorized officer
                                                 of the registrant and the
                                                 principal financial officer
                                                 of the registrant)