Form 10-K
period 2003-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2004-04-14
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-K




      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ___ No __X__.

         Non-affiliates of the registrant held shares of common stock as of April 14, 2004 with an aggregate market value of approximately $3,334,203.34
(based upon the last sale price of the common stock on April 14, 2004 as reported by the NASD Over the Counter Bulletin Board).

         As of April 14, 2004, 126,773,071 shares of the registrant's common stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS



PART 1.........................................................................1
------
    ITEM 1.  BUSINESS..........................................................1
             General...........................................................1
             Soil Decontamination--Commodore Solution
                 Technologies, Inc.............................................2
             Environmental Management - Commodore Advanced
                 Sciences, Inc.................................................7
             Markets and Customers.............................................9
             Raw Materials....................................................10
             Backlog..........................................................10
             Research and Development.........................................10
             Intellectual Property............................................11
             Competition......................................................11
             Environmental Regulation.........................................13
             Employees........................................................14
    ITEM 2.  PROPERTIES.......................................................15
    ITEM 3.  LEGAL PROCEEDINGS................................................15
    ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
             HOLDERS..........................................................16

PART II.......................................................................17
-------
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..............................................17
             Market Information...............................................17
             Dividend Information.............................................18
             Recent Sales of Unregistered Securities..........................19
    ITEM 6.  SELECTED FINANCIAL DATA..........................................25
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................26
             Overview.........................................................26
             Results of Operations............................................26
             Liquidity and Capital Resources..................................29
             Net Operating Loss Carryforwards.................................32
             New Accounting Pronouncements....................................32
             Forward Looking Statements.......................................33
    ITEM 7A. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
             MARKET RISK......................................................34
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................34
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................34
    ITEM 9A. CONTROLS AND PROCEDURES..........................................35

PART III......................................................................36
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT.......................................................36
             Executive Officers and Directors.................................36
             Key Employees....................................................38
             Board Committees.................................................39
             Compensation of Directors........................................39
             Compliance with Section 16(a) of the Exchange Act................39
             Audit Committee and Financial Expert.............................40
             Code of Ethics...................................................40
    ITEM 11. EXECUTIVE COMPENSATION...........................................41
             Summary Compensation.............................................41
             Stock Options....................................................43
             Short Term Incentive Plan........................................45
             New Plan Benefits Tables.........................................46
             Employment Agreements............................................48
             Compensation Committee Interlocks and Insider
                 Participation................................................48
             Report of the Compensation Committee on Executive
                 Compensation.................................................48
             Compensation, Stock Option and Benefits Committee................48
             Equity Compensation Plan Information.............................49
             Shareholder Return Performance...................................51
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT...................................................53
             Security Ownership of Certain Beneficial Owners..................53
             Security Ownership of Management.................................55
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................57
             Organization and Capitalization of the Company...................57
             Services Agreement...............................................61
    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................62

PART IV.......................................................................62
-------
    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 10-K.............................................62

SIGNATURES....................................................................73
----------

SUPPLEMENTAL INFORMATION......................................................74
------------------------

     Preliminary Note Regarding Certain Risks and Forward-Looking Statements

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

         Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

         o    the  Company's  critical  need  for  additional  cash  to  sustain existing operations and meet existing obligations and capital requirements; (the Company's auditor's opinion on our fiscal 2002 and 2003 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing)
         o the ability to generate profitable operations from a large scale remediation project;
         o the ability of the Company to renew its nationwide permit to treat PCBs;
         o the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner;
         o the timing and award of contracts by the U.S. Department of Energy for the cleanup of waste sites administered by it;
         o    the Company's ability to integrate acquired companies;
         o the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors;
         o the Company's ability to obtain and perform under other large technical support services projects; developments in environmental legislation and regulation;
         o the ability of the Company to obtain future financing on favorable terms;
         o    other circumstances affecting anticipated revenues and costs;
         o the expiration of the Company's nationwide EPA permit in September 2001 (the permit may be renewed subject to providing additional information. The Company has not resubmitted information for a new permit) and
         o the ability of the Company to replicate on a large scale, economically viable basis, the results of its technology test results.

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

         The Company's corporate mission is to serve the environmental remediation market from its primary operating center to profitably provide government and industry with engineering and remediation solutions to legacy waste environmental problems. Our strategy focuses the Company on the unique and high profit niches of hazardous materials conversion and waste remediation.

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

         The Company currently has identified two operating segments. These two segments are as follows: Commodore Advanced Sciences, Inc., which primarily provides various engineering, sampling, and public relations services to Government agencies on a cost plus basis; and Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous wastes.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000 at December 31, 2003.

         The Company's auditor's opinion on our fiscal 2002 and 2003 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing.

         Additional information regarding the business of each segment is set forth below, and the information in Note 18 to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated into this Part I by reference.

         The Company was incorporated in Delaware in March 1996. As used in this Annual Report, and except as the context otherwise requires, the "Company" means Commodore Applied Technologies, Inc. and its subsidiaries, including Commodore Solutions, Inc., Commodore Government Environmental Technologies, Inc., and Commodore Advanced Sciences, Inc. The Company's principal executive offices are located at 150 East 58th Street, Suite 3238, New York, New York 10155, and its telephone number at that address is (212) 308-5800.

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

         Additionally,  the Company performed several  treatability  studies for third party customers during 2000, as well as continued internal testing and process development. At Envirocare of Utah ("Envirocare"), the SET process successfully treated water treatment sludge from a waste stream provided by the Brookhaven National Laboratory (the "Envirocare Study"). Under current, non-Commodore technology treatment processes at Envirocare, this waste could not be treated to meet land disposal regulation requirements. The waste stream was a laboratory mixed waste (radioactive) sludge, contaminated with lead and high levels of RCRA organic compounds. The Envirocare Study waste contained the hazardous waste codes F001, F003, F005, and D008. The Envirocare Study waste stream also contained high water content, approximately 75%. The Company successfully treated the material such that it was suitable for land disposal. The results of the Envirocare Study were presented to the participants of the Waste Management Conference in Tucson, Arizona in February 2001. In the case of third party treatability studies, customer location processing and new patent data set construction, all tests and processing results were verified by independent laboratories agreed upon by the Company and/or the respective client. In the case of internal Company process development testing, results were verified with Company owned analytical equipment in addition to periodic independent off-site testing.

         In January 2001 the Company entered into a contract with Waste Control Specialists, LLC ("WCS") for the treatment of various mixed waste streams stored at the WCS facility near Andrews, Texas. This work employed the Company's SL-2 SET system and was completed in August 2001. No large scale waste treatment was performed at this site.

         In November 2001 the Company entered into a contract with American Ecology Recycle Center ("AERC", Oak Ridge, Tennessee) for the treatment of 32 drums of Freon still bottom mixed wastes, as well as consultation regarding the regulatory requirements for the treatment. Work commenced in November, employing the Company's SL-2 SET system, and was essentially completed in 2002. As an adjunct to that work, the Company entered into a contract with the University of California (prime contractor for the Department of Energy's Los Alamos National Laboratory) in March 2002 to dispose approximately 12,000 pounds of activated sodium remaining from tests involving the Clinch River Breeder Reactor performed by Rensselaer Polytechnic Institute twenty five years ago. The Company believes this is the first time activated sodium (Na22) has been employed as a reactant to treat other regulated waste materials (the AERC still bottoms).

         In July 2002 the Company acquired all the SET equipment formerly associated with the Teledyne-Commodore LLC. The Company plans to utilize this equipment for treating Department of Energy ("DOE") legacy mixed waste materials for disposal at major DOE sites in the United States. The Company has not utilized this equipment to date.

         In October 2003 the Company entered into a contract with ToxCo Metals, ("ToxCo"), Oak Ridge. Advanced Sciences, teamed with ToxCo, is performing sodium disposition for the Department of Energy at ToxCo's facility in Oak Ridge, Tennessee. This contract commenced late in 2003, and is expected to be completed late in 2004.

         In December 2003 the Company entered into a contract with Envirocare of Utah ("Envirocare"), Clive, Utah for the treatment of mixed wastes, as well as consultation regarding the regulatory requirements for the treatment. Work commenced in March 2004, employing the Company's SL-2 SET system. The Company is hopeful this may result in the first multi-year installation and contract for the SET technology.

         The Company has generated aggregate revenues of less than $1,100,000 from the implementation of the SET technology since 1999.

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

         The Nationwide Permit expired in September 2001, and may be renewed subject to providing any requested additional information to the EPA at the time of renewal. The Company is in the process of obtaining a permit revision for its commercial SET processing system, the S-10. The S-10 system is capable of processing up to 10 tons of contaminated material daily. The Company believes that various revisions to the equipment and process parameters are being made to the existing permit. The revised permit will be issued pending the final site selection for the full or part-time operation of any SET system for the treatment of PCB wastes. The revised permit will require the Company to fund closure costs associated with the implementation of any SET system for the treatment of PCB wastes. The closure costs are calculated on a site-by-site basis and are funded accordingly by the Company.

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
--------------------- ----------------------- --------------------- ------------------ ------------------

* Material was low-level radioactive waste
** Commercial quantities treated on site

ENVIRONMENTAL MANAGEMENT--COMMODORE ADVANCED SCIENCES, INC.

         The Company, through Commodore Advanced Sciences, Inc. ("Advanced Sciences"), provides specialized technical and project management products and services primarily to government-sector customers, including the Department of Energy ("DOE") and the Department of Defense ("DOD"), and also to private-sector domestic and foreign industrial customers. Advanced Sciences engages in all aspects of environmental regulation and compliance, as well as access to leading technologies and innovative skills related to the identification, investigation, remediation and management of hazardous, mixed and radiological waste sites. Advanced Sciences currently operates a network of three offices located in three states, with its principal executive offices located in Richland, Washington.

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

         Technical Services. New technologies play a critical role in both the remediation of existing waste sites and in the reduction of waste generated by ongoing production processes. Advanced Sciences has access to the SET technology and all its derivatives. Additionally, Advanced Sciences has access to the Supported Liquid Membrane ("SLiM(TM)") technology held by Commodore Separation Technologies, Inc. ("Separation"). This technology has the ability to selectively extract heavy metals and radioactive nuclides from liquids and gasses. The SLiM technology is held in an 85% owned subsidiary of Commodore Environmental Services, which owns 6.82% of the Company. Advanced Sciences has at its disposal, on a per project basis, what it believes are among the most qualified professionals in the environmental consulting business. Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the DOE and the DOD, and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission. To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

Contracts

         UT Battelle: Advanced Sciences provides one engineering person on a time and material basis to UT Battelle, supporting the site closure at Oak Ridge National Laboratories (ORNL). The Advanced Sciences personnel provide structural engineering assessment services under this contract. The time and material contract remains on-going through 2004.

         Denver Regional Water Council of Governments: Advanced Sciences is contracted annually to sample surface waters, streams, groundwater wells and watersheds to Chatfield Watershed Authority located southwest of Denver. The contract is ongoing. A similar and ongoing contract for Cherry Creek Basin Water Authority is also ongoing.

         Tetra Tech Contract: Advanced Sciences provides engineering support under Tetra Tech's general engineering support contract with Bechtel Jacobs Co, LLC. Bechtel Jacobs is responsible for environmental oversight of the U.S. DOE's Oak Ridge, TN site. Advanced Sciences provides 1 to 3 engineering personnel on a time and material basis to Tetra Tech on a contract basis which is expected to continue through September 2004.

         ToxCo Metals, Oak Ridge: Advanced Sciences, teamed with ToxCo Metals, is performing sodium disposition for the Department of Energy at ToxCo's facility in Oak Ridge, Tennessee. This contract commenced late in 2003, and is expected to be completed late in 2004.

         Envirocare of Utah: Advanced Sciences is performing mixed waste treatment operations for specific waste streams at the Envirocare of Utah Clive facility northwest of Salt Lake City, using its SL-2 solvated electron system. The contract commenced in December 2003, and is based on unit treatment costs for wastes designated for treatment by the client.

Joint Ventures

         Nuvotec, Inc., Joint Venture. In April 2002, Commodore Government Environmental Technologies, Inc. ("Government Technologies"), a wholly-owned subsidiary of the Company, entered into a LLC agreement with Technical Resources International, Inc., ("TRI"), a wholly owned subsidiary of Nuvotec, Inc., as a non-exclusive means by which each party (and their affiliates) may pursue mixed waste treatment contracts on a limited, domestic basis. TRI is a provider of contract services to the DOE and to the public utilities market. The purpose of the joint venture, known as Nuvoset, LLC (the "Nuvoset LLC"), a Delaware limited liability company, encompasses all aspects of mixed waste characterization, treatment, storage, transportation and disposal through the use, application and commercialization of the technologies of the Nuvotec LLC partners. There was no activity in the Nuvoset, LLC during the year 2003. The Nuvoset, LLC was dissolved in 2003 as per agreement between the parties.

MARKETS AND CUSTOMERS

General

         The Company markets its services and technologies to governmental and industrial customers throughout the United States. The Company also plans to target customers in markets abroad, particularly in Eastern Europe and the Middle East. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. During the year ended December 31, 2003, sales of approximately 14% of the Company's environmental management services were to private sector customers and sales of approximately 86% were derived from contracts with federal, state and municipal government agencies. Contracts to private sector customers generally may not be terminated at the option of the customer. Contracts with governmental customers generally may be terminated at any time at the option of the customer. In 2003, Advanced Sciences' Rocky Flats Contracts, Oak Ridge Contracts, Toxco Contracts and the AERC Contract accounted for approximately 33%, 53%, 11% and 3%, respectively of the Advanced Sciences' sales. The Company has benefited from its long-term relationships with many of its customers that result in repeat business.

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

BACKLOG

         At December 31, 2003, total potential backlog for the Company was approximately $524,000 as compared with approximately $1,200,000 as of December 31, 2002. The total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. The Company estimates that all of the total backlog represents work that will be completed in the next 12 months. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were $70,000, $297,000, and $423,000 for the years ended December 31, 2003, 2002 and 2001 respectively.

INTELLECTUAL PROPERTY

         The Company currently has twelve (12) issued U.S. and foreign patents. Additionally, the Company has seventeen (17) patent applications currently on file and pending in the U.S. and in foreign countries. The average life expectancy for the currently issued patents is 12.87 years. As patents are issued, the U.S. Patent and Trademark Office assigns the Company a twenty (20) year patent-life for each patent issued.

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

COMPETITION

Soil Decontamination

         The Company anticipates that the initial market for commercial private sector applications of SET will be the hazardous and non-hazardous waste and industrial by-products treatment and disposal market. Several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than the Company, compete with the Company in this market. The Company primarily competes in the hazardous waste treatment market in the U.S., a market valued at over $3.7 billion for 2004. The top ten competitors in this market account for over 70 percent of the revenues for this market sector. The dominant companies in this sector include URS, The IT Group, Inc., Tetra Tech, Inc. and CH2M Hill, Inc. The Company's revenues for 2003 account for less than 1 percent of the dollar volume of the hazardous waste market. Although the Company believes that it possesses the only Nationwide Permit (currently expired) for destroying PCBs, any one or more of the Company's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by the Company. To the extent that the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, the Company's ability to compete effectively could be adversely affected.

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

Environmental Management

         Advanced Sciences has been primarily engaged in providing environmental engineering and scientific support services to United States government agencies, such as the DOE and DOD. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to continue its spending level for environmental services at approximately $11 to $12 billion for 2004. The DOE and DOD are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environmental services to the United States government.

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

         In the hazardous waste management market, Advanced Sciences' competitors include such firms as Roy F. Weston, Jacobs Engineering, Science Applications International Corp., CH2M Hill and CDM, all of which have greater financial and other resources than the Company. In providing environmental impact assessment services, Advanced Sciences' principal competitors in this market sector include Tetra Tech, The Earth Technology Corp., URS and Woodward-Clyde. Primary factors affecting Advanced Sciences' competitiveness in this market are its ability to continue to attract and retain qualified technical and professional staff with quality project performance records and to control its costs of doing business.

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

         The Company possesses a Nationwide Permit issued by the EPA under the Alternative Destruction Technology Program that allows it to use SET on-site to treat PCB-contaminated soils and metallic surfaces, although the permit is currently expired. The Nationwide Permit contains numerous conditions for maintaining the Nationwide Permit and there can be no assurance that the Company will be able to comply with such conditions to maintain and/or secure renewal of the Nationwide Permit. In addition, if environmental legislation or regulations are amended, or are interpreted or enforced differently, the Company may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. Failure to obtain such permits or otherwise comply with such regulatory requirements could have a material adverse effect on the Company and its operations. Various revisions to the equipment and process parameters are being made to the existing permit. The Company believes that the revised permit will be issued pending the final site selection for the full or part-time operation of any SET system for the treatment of PCB wastes. The revised permit will require the Company to fund closure costs associated with the implementation of any SET system for the treatment of PCB wastes. The closure costs are calculated on a site-by-site basis and are funded accordingly by the Company.

EMPLOYEES

         As of December 31, 2003, the Company (including all of its direct and indirect subsidiaries) had a total of 10 full-time and 4 part-time employees, of which approximately 9 are engineers, scientists, lawyers and other professionals. None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.

OTHER INFORMATION

         See Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information regarding revenue from customers, a measure of profit or loss and total assets for each of the Company' s segments for the last three fiscal years.

ITEM 2.  PROPERTIES.
------   -----------

         The Company's principal executive offices are located in New York, New York. The Company leases approximately 2,000 square feet of office space in New York from an affiliate of Bentley J. Blum, a director and principal stockholder of Commodore Environmental Services, Inc. ("Environmental") and a director of the Company, Solution, Commodore Separation Technologies, Inc. ("Separation"), Advanced Sciences and certain other subsidiaries and affiliates of the Company. Such space also serves as the principal executive offices of Environmental and certain of its affiliates. Although the Company's lease for the New York City space expired in December 1998, the Company has been permitted to use the New York City office space during 1999, 2000, 2001, 2002, 2003 and 2004 on a rent-free basis. The Company is charged for direct labor, office supplies and third party vendor services that the Company generates in its activities in the New York City offices. Also, the Company provides director and officer insurance to Environmental and Separation under its policy at no charge to Environmental and Separation.

         In addition to the New York, New York facilities, since April 2000, the Company has leased approximately 1600 square feet of space from Shelby T. Brewer, a director and executive officer of the Company, on a month-to-month basis, for a rental payment in the amount of $2000 per month.

         The Company leases approximately 400 square feet of laboratory, office and storage space at Kirtland Air Force Base in Albuquerque, New Mexico for rental payments in the amount of $707 per month, pursuant to a month-to-month lease arrangement.

         Advanced Sciences' principal executive and administrative offices are located in Richland, Washington. Advanced Science leases approximately 3,750 square feet of space for rental payments in the amount of $3,500 per month under a yearly lease. Advanced Sciences also leases various spaces for field operations in Oak Ridge, Tennessee, and Wheat Ridge, Colorado.

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

         As of April 14, 2004, no litigation has been filed against the Company, or any of the Company's subsidiaries with respect to this indemnification issue. The Company is currently investigating all of the relevant facts and circumstances in connection with the Surety's potential claim or cause of action. No amount has been recorded in the financial statements as the Company is unable to determine a loss amount, if any, on the issue of indemnification.

Incidental Matters
------------------

         As of April 14, 2004, the Company and its subsidiaries are involved in ordinary, routine litigation incidental to the conduct of their business.
Management believes that none of this litigation, individually or in the aggregate, is material to the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   --------------------------------------------------- -

         The Company held its 2002 Annual Meeting at The Fitzpatrick Hotel located at 687 Lexington Avenue, New York, NY 10015 on September 12, 2003 - 11:00 a.m. EST. All shareholders of record as of the announced record date were notified of the meeting in a timely manner. All shareholders of record received the appropriate financial and proxy materials prior to the meeting.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ----------------------------------------------------------------------

MARKET INFORMATION

         On June 28, 1996, the Company issued common stock and warrants at initial public offering prices of $6.00 per share and $0.10 per warrant. The Company's warrants, previously extended from June 16, 2001, expired on June 16, 2002. On March 6, 2003, the Common Stock ceased to be listed on the American Stock Exchange ("AMEX") and began trading in the over-the-counter market in the so-called "pink sheets" of the National Quotation Bureau, Inc. and the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board or OTCBB"), where it is currently traded under the symbol CXII. As of April 14, 2004, there were 275 record holders of the Company's common stock.

         The following table sets forth, for the fiscal periods shown, the high and low sale prices (rounded to the nearest cent) for the Company's common stock and warrants as reported on the AMEX (prior to March 6, 2003) and on the OTCBB (after March 6, 2003).

                                     Common Stock                Warrants*
                                   High         Low          High         Low
                                   ----         ---          ----         ---
Fiscal 2003
      First Quarter.........       $0.180       $0.020        -            -
      Second Quarter........        0.032        0.019        -            -
      Third Quarter.........        0.035        0.016        -            -
      Fourth Quarter........        0.230        0.013        -            -

Fiscal 2002
      First Quarter.........       $0.21        $0.09        $0.03        $0.01
      Second Quarter........        0.12         0.05         0.01         0.01
      Third Quarter.........        0.09         0.05         -            -
      Fourth Quarter........        0.12         0.04         -            -

* Warrants expired on June 16, 2002

ISSUANCE OF COMMON STOCK SUBSEQUENT TO DECEMBER 31, 2003

         The Company issued a total of 9,070,937 shares of its common stock during the period from January 1, 2004 to April 14, 2004, in connection with various conversion notices from the holders of the Company's Series E
Convertible Preferred Stock, par value ($0.001) per share (the "Series E Preferred Stock") and the holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred Stock").

DIVIDEND INFORMATION

         Series E Preferred Stock
         ------------------------

         The holders of the Company's Series E Convertible Preferred Stock, par value ($0.001) per share (the "Series E Preferred Stock"), are entitled to a variable rate dividends beginning at 12% and averaging 8.15% over the term of the securities. Through December 31, 2003, the Company had paid an aggregate since the stock was issued of $134,000 in cash dividends and the Company has accrued an additional $838,170 in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after April 30, 2000 in the Company's common stock rather than cash. During 2003 the Company paid $141,929 in common stock in payment of the accrued dividends on all of the converted Series E Preferred Stock shares to date.

         Series F Preferred Stock
         ------------------------

         The holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred Stock"), are entitled to a variable rate dividend beginning at 12% and averaging 8.15% over the term of the securities. Through December 31, 2003, the Company had paid an aggregate since the stock was issued of $92,000 in cash dividends and the Company has accrued an additional $531,775 in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after September 31, 2000 in the Company's common stock rather than cash. During 2002 the Company paid $39,387 in common stock in payment of the accrued dividends on all of the converted Series F shares to date.

         Series H Preferred Stock
         ------------------------

         The holders of the Company's Series H Convertible Preferred Stock, par value ($0.001) per share (the "Series H Preferred Stock"), are entitled to a dividend rate of 3% over the term of the securities. Through December 31, 2003, the Company had not paid cash dividends and the Company has accrued $32,745 in unpaid dividends. The Company has the option to pay the dividends accrued in all periods in additional shares of Series H Preferred Stock. See "Recent Sales of Unregistered Securities -- May 2002 Settlement Agreement Issuance of Series H Preferred Stock."

         Common Stock
         ------------

         The Company has never paid cash dividends on its common stock. Any future determination by the Board of Directors of the Company with respect to the payment of cash dividends on the common stock of the Company will depend on the ability of the Company to service its outstanding indebtedness, the Company's future earnings, capital requirements, the financial condition of the Company and such other factors as the Company's Board of Directors may consider. The Company currently intends to retain its earnings, if any, to finance the growth and development of its business, to repay outstanding indebtedness and does not anticipate paying cash dividends on its common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and has no due date at this time. The current principal balance of the Blum Demand Note is $272,032 as of December 31, 2003 and remains unpaid as of April 14, 2004.

         On November 19, 2004, the Company issued a warrant to purchase 27,355,800 shares of its common stock at an exercise price of $0.0285 per share (the closing price of our common stock on the OTCBB on such date) to the Blum Asset Trust, a company controlled by Bentley Blum, a Director of the Company, in consideration for the loans made to the Company and the usage of office space and personnel of the Blum Asset Trust over the last five years. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         On June 13, 2001, the Company issued and sold to Milford Capital Management, Inc. and the Shaar Fund, Ltd. (hereinafter known as "Milford/Shaar") one-year, 15% Senior Secured Promissory Notes (the "Milford/Shaar Bridge Loan Notes") in the aggregate principal amount of $1,000,000. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar a five-year warrant for 333,334 shares of the Company's common stock at an exercise price of $0.22 per share. The Company pledged its equipment and SET related intellectual property as collateral for the Milford/Shaar Bridge Loan Notes. The Company is required to pay Milford/Shaar principal and interest on a monthly basis in arrears. The Milford/Shaar Bridge Loan Notes may be prepaid at any time without penalty. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until December 31, 2005. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar in February 2004, a five-year warrant for 250,000 shares of the Company's common stock at an exercise price of $0.03 per share. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The current principal balance of the Milford/Shaar Bridge Loan Notes is $1,350,749 as of December 31, 2003 and remains unpaid as of April 14, 2004. Additionally, as of April 14, 2003, there is $119,073 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes. See "MD&A - Liquidity and Capital Resources."

         On May 23, 2001, a private investor purchased $250,000 of the Company's common stock at the market price. The Company issued the private investor 1,973,077 shares of common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 2-year warrant for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share. The Company re-priced this warrant in November 2003 to $0.0285 and extended the expiration date of this warrant to November 19, 2005. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

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

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% (in November 2000) of the Company's common stock, transferred to the investors a total of 1,000,000 shares of the Company's common stock. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 2,500,000 shares of the Company's common stock at an exercise price of $0.0285. The current principal balance of the Weiss Group Note is $253,603 as of December 31, 2003 and remains unpaid as of April 14, 2004. See "MD&A - Liquidity and Capital Resources."

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

         Effective February 14, 2004, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 1,500,000 shares at an exercise price of $0.05 per share of the Company's common stock in connection with the Weiss Group Note.

         Effective February 15, 2004, the Company issued warrants to purchase 2,500,000 shares of its common stock at an exercise price of $0.0285 per share to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from May 31, 2002 to January 15, 2005. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

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

         As of December 31, 2003, the Series H Preferred Stock has not been converted and has unpaid accrued dividends of approximately $33,000.

March 2000 Private Placement of Series F Preferred Stock

         On March 20, 2000, the Company completed a $2.0 million private placement financing with The Shaar Fund Ltd. The Company issued to The Shaar Fund 226,700 shares of a newly authorized Series F Convertible Preferred Stock (the "Series F Convertible"), convertible into the Company's common stock, at any time after September 31, 2000, for a conversion price equal to the arithmetic mean of the closing prices of the Company's common stock as reported on the AMEX or the OTCBB for the ten trading days immediately preceding the date of conversion so long as the Company's common stock continues to trade on the AMEX or the OTCBB. In May 2005, the Series F Convertible will automatically convert into the Company's common stock at a conversion price calculated in accordance with the above conversion formula plus any accrued and unpaid dividends.

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

         The recipient of securities in each of the transactions described under "Recent Sales of Unregistered Securities" represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictive legends were affixed to the securities issued in this transaction. The Company made available to each recipient written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipient of the limitations on resale of such securities. In addition, each recipient was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed each transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities.

November 1999 Private Placement of Series E Preferred Stock

         On November 4, 1999, the Company completed a $2.5 million private placement financing with The Shaar Fund Ltd. The Company issued to The Shaar Fund 335,000 shares of a newly authorized Series E Convertible Preferred Stock (the "Series E Convertible"), convertible into the Company's common stock, at any time after April 30, 2000, for a conversion price equal to the arithmetic mean of the closing prices of the Company's common stock as reported on the AMEX or the OTCBB for the ten trading days immediately preceding the date of conversion so long as the Company's common stock continues to trade on the AMEX or the OTCBB. In May 2005, the Series E Convertible will automatically convert into the Company's common stock at a conversion price calculated in accordance with the above conversion formula plus any accrued and unpaid dividends.

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

ITEM 6.  SELECTED FINANCIAL DATA.
------   ------------------------

         The following table presents selected financial data of the Company, as of December 31, 2003, 2002, 2001, 2000, and 1999 and for the years then ended. The following selected historical data is derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

Consolidated Statement of Operations Data: (in thousands, except per share data)

                                      1999           2000            2001           2002           2003
                                   ----------    -----------    ------------    -----------     ----------
Revenue:
    Contract revenue.............  $   18,147    $    17,057    $      4,590    $     3,710     $      660
Cost of sales:
    Cost of sales................      16,127         14,452           3,369          2,108            811
    Research and development.....       1,145            993             423            297             70
    General and administrative...       4,037          5,228           2,420          1,792          1,700
    Depreciation and amortization         696            865             658            314            267
    Impairment of Machinery......          --             --             776             --             --
    Impairment of Patents........          --             --             627             --             --
    Impairment of Goodwill.......          --          6,586              --             --             --
    Minority interests...........          --             --              --             --             --
                                   ----------    -----------    ------------    -----------     ----------

Loss from operations.............      (3,858)       (11,067)         (3,683)          (801)          (801)

    Interest income..............          39             57              38             --             --
    Interest expense.............        (166)          (586)           (226)          (104)          (769)
    Equity in net losses of
      subsidiary.................          --             --            (295)            --             --
                                   ----------    -----------    ------------    -----------     ----------


Loss before income taxes ........      (3,985)       (11,596)         (4,166)          (905)        (2,957)
    Income taxes.................          --             --              --             --             --
                                   ----------    -----------    ------------    -----------     ----------

Loss on  disposal of
  discontinued operations........          --             --              --         (4,134)            --
(Loss) gain from discontinued
  operations.....................          --            155          (2,388)          (933)            --
                                   ----------    -----------    ------------    -----------     ----------

Net loss ........................  $   (3,985)   $   (11,441)   $     (6,554)   $    (5,972)    $   (2,957)
                                   ==========    ===========    ============    ===========     ==========

Net loss per share - basic and
  diluted........................  $     (.16)   $      (.34)   $       (.13)   $      (.11)    $     (.04)
                                   ==========    ===========    ============    ===========     ==========


Weighted average number of shares      24,819         35,866          53,241         57,775         92,035
                                   ==========    ===========    ============    ===========     ==========


Consolidated Balance Sheet Data: (in thousands)

                                       1999          2000           2001           2002            2003
                                   ----------    -----------    ------------    -----------     ----------
Cash and cash equivalents........  $    1,797    $       579    $        170    $        59     $       --
Assets held for sale - DRM.......          --         29,687          29,407             --             --
Total assets.....................      16,047         37,473          31,200            736            246
Long term debt...................         716            221              --            431          1,575
Liabilities held for sale - DRM..          --         22,966          22,165             --             --
Total liabilities................       6,096         29,618          29,629          5,025          6,898
Minority interests...............          --             --              --             --             --
Stockholders' (deficit) equity...       9,951          7,855           1,571         (4,289)        (6,656)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

         The Companys auditor's opinion on our fiscal 2002 and 2003 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. Results of Operations

Year ended December 31, 2003 compared to Year ended December 31, 2002

         Revenues were $660,125 for the year ended December 31, 2003, compared to $3,710,000 for the year ended December 31, 2002. The decrease in revenues is due to the decreases in revenue contribution by Advanced Sciences as certain contracts were not renewed and other contracts were completed.

         In the case of Advanced Sciences, revenues were $568,000 for the year ended December 31, 2003, compared to $3,448,000 for the year ended 2002. Revenues in 2002 were primarily from engineering and scientific services performed for the United States government under a variety of contracts similar to those in place in 2002. Advanced Sciences had two major customers in 2003, each of which represents more than 10% of annual revenue. The combined revenue for these two customers was $568,000 or 100% of the Company's total 2003 revenue. The decline in revenues at Advanced Sciences is primarily the result of fewer contracts and overall, less subcontract work being performed in 2003. The government decided to deal directly with the subcontractor rather than having Advanced Sciences subcontract this work on behalf of the government. The government took this action, as the subcontracts became too large. Cost of sales decreased from $1,854,000 for 2002 to $721,000 for 2003. A reduction in cost of sales at Advanced Sciences resulted from fewer contracts and overall, less work performed resulting in decreased revenues. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         In the case of Solution, revenues were $92,000 for the year ended December 31, 2003 as compared with $262,000 for the year ended December 31, 2002. The decrease is primarily due to the decrease in feasibility studies and commercial processing. Revenues in 2003 were primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Solution has two major customers, each of which represents more than 10% of annual revenue. The combined revenue for these two customers was $92,000 or 100% of the Solution's total 2003 revenue. The increase in revenues at Solution is primarily the result of more subcontract work being performed in 2003. Cost of sales was $90,000 for the year ended December 31, 2003 as compared to $254,000 for the year ended December 31, 2002. The decrease in cost of sales is attributable to lower sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the year ended December 31, 2003, the Company incurred research and development costs of $70,000, as compared to $297,000 for the year ended December 31, 2002. 100% of the research and development costs are attributable to the operations of Solution. In 2003, the Company invested more money in capital expenditures and less in laboratory work and consultants than it had in 2002. Advanced Sciences did not incur research and development costs in the years 2002 and 2003.

         General and administrative expenses for the year ended December 31, 2003 were $1,700,000 as compared to $1,792,000 for the year ended December 31, 2002. This decrease reflects the impact of some of the restructuring steps in the Company throughout 2003.

         In the case of Advanced Sciences, general and administrative costs decreased from $754,000 for the year ended December 31, 2002 to $570,000 for the year ended December 31, 2003. This decrease reflects the impact of some restructuring steps in Advanced Sciences (including principally a reduction in personnel) the Company made throughout 2003 due to the inability to replace certain completed contracts. Solution incurred general and administrative costs of $73,000 for the year ended December 31, 2003 as compared with $203,000 for the year ended December 31, 2002. This decrease was primarily due to a more narrowly focused sales and marketing effort for Solution's services, which has resulted in contracts that will produce revenue in 2004.

         The increase in interest expense of $665,000 from 2002 to 2003 is primarily related to higher, amortized non-cash interest costs associated with the Blum Note, Milford/Shaar Note and the Weiss Group Note and higher balances on the Company's receivable financing line of credit.

         The loss from discontinued operations is approximately $0 and $933,000 for the years ended December 31, 2003 and 2002. The Company discontinued DRM in 2002 and there were no operations during 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003 and December 31, 2002 Advanced Sciences had a $64,000 and $0 outstanding balance, respectively, on its revolving lines of credit.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000 at December 31, 2002.

         The Company's auditor's opinion on our fiscal 2002 and 2003 financial statements contains a 'going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

         For the year ended December 31 2003, the Company converted 162,500 shares of Series E Preferred for 40,916,155 shares of the Company's common stock. For the year ended December 31 2003, the Company converted 17,500 shares of Series F Preferred for 2,450,514 shares of the Company's common stock. Additionally, the Company issued 1,566,989 and 551,571, respectively, shares of the Company's common stock in satisfaction of all accrued dividends pertaining to the Series E and Series F Preferred conversions through February 20, 2003. The Company issued no shares of the Company's common stock with respect to accrued dividends pertaining to the Series E and Series F Preferred conversions from the period February 21, 2003 through December 31, 2003.

         For the year ended December 31 2003, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for

2,500,000 shares of the Company's common stock at an exercise price of $0.0285. The current principal balance of the Weiss Group Note is $253,603 as of December 31, 2003 and remains unpaid as of April 14, 2004.

         Effective February 14, 2004, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 1,500,000 shares at an exercise price of $0.05 per share of the Company's common stock in connection with the Weiss Group Note.

         Effective February 15, 2004, the Company issued warrants to purchase 2,500,000 shares of its common stock at an exercise price of $0.0285 per share to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from May 31, 2002 to January 15, 2005. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         On May 23, 2001, a private investor purchased $250,000 of the Company's common stock at the market price. The Company issued the private investor 1,973,077 shares of common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 2-year warrant for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share. The Company re-priced this warrant in November 2003 to $0.0285 and extended the expiration date of this warrant to November 19, 2005. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until December 31, 2005. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar in February 2004, a five-year warrant for 250,000 shares of the Company's common stock at an exercise price of $0.03 per share. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The current principal balance of the Milford/Shaar Bridge Loan Notes is $1,350,749 as of December 31, 2003 and remains unpaid as of April 14, 2004. Additionally, as of April 14, 2003, there is $119,073 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes.

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and has no due date at this time. The current principal balance of the Blum Demand Note is $272,032 as of December 31, 2003 and remains unpaid as of April 14, 2004. See "MD&A - Liquidity and Capital Resources."

         On November 19, 2004, the Company issued a warrant to purchase 27,355,800 shares of its common stock at an exercise price of $0.0285 per share (the closing price of our common stock on the OTCBB on such date) to the Blum Asset Trust, a company controlled by Bentley Blum, a Director of the Company, in consideration for the loans made to the Company and the usage of office space and personnel of the Blum Asset Trust over the last five years. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

         The financial information included in the accompanying form 10K for the period ending December 31, 2003 reflects the terms of the DRM Settlement Agreement. For the year ended December 31, 2002 the Company recorded a loss on the disposal of DRM in the amount of $4,134,000. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000. Because of the dissolution of DRM, its' operations have been reflected as discontinued operations for the years ended December 31, 2002, and 2001.

         For the year ended December 31, 2003, the Company incurred a net loss of $2,957,000 as compared to a net loss of $5,972,000 for the year ended December 31, 2002.

         As shown in the financial statements for the years ended December 31, 2003, 2002, and 2001, the Company incurred losses of $2,957,000, $5,972,000, and
$6,554,000 respectively. The Company has also experienced net cash inflows (outflows) from operating activities of ($955,000), ($121,000), and $965,000 for the years ended December 31, 2003, 2002 and 2001 respectively. At December 31, 2003 and 2002 the Company had working capital (deficit) of ($6,814,000) and ($4,276,000) respectively. The increase in the working capital deficit from December 31, 2002 to December 31, 2003 is mainly due to the Company's loss from operations and dividends on preferred stock during the year ended December 31, 2003.

         As shown in the financial statements for the years ended December 31, 2003 and 2002 the Company had stockholders' (deficit) equity of ($6,652,000) and ($4,289,000) respectively. The Company's net increase in stockholders' deficit from December 31, 2002 to December 31, 2003 is primarily due to the loss for the year ended December 31, 2003.

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

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards (the "NOLs") of approximately $34,000,000, which expire in the years 2010 through 2023. The amount of NOLs that can be used in any one year will be limited by the applicable tax laws that are in effect at the time such NOLs can be utilized. The unused NOLs balances may be accumulated and used in subsequent years. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the NOLs.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company as the Company followed the provisions of Statement of Position ("SOP") 97-2, Software revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, which provide guidance for revenue recognition of arrangements with multiple deliverables.

         In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

         In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN
46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

         In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

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

         Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

         o    the  Company's  critical  need  for  additional  cash  to  sustain existing operations and meet existing obligations and capital requirements (the Company's auditor's opinion on our fiscal 2002 and 2003 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing);
         o the ability to generate profitable operations from a large scale remediation project;
         o the ability of the Company to renew its nationwide permit to treat PCBs;
         o the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner; the timing and award of contracts by the U.S. Department of Energy for the cleanup of waste sites administered by it;
         o    the Company's ability to integrate acquired companies;
         o the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors;
         o the Company's ability to obtain and perform under other large technical support services projects; developments in environmental legislation and regulation;
         o the ability of the Company to obtain future financing on favorable terms; and
         o    other circumstances affecting anticipated revenues and costs.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         None.

ITEM 9A. CONTROLS AND PROCEDURES.
-------  -----------------------

         a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of December 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and the Company's Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial Officer and Chief
              Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, include the Company's Chief Executive Officer, and Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

         b) Changes in internal controls. There have been no changes in internal controls or in other factors during our most recent fiscal quarter that has significantly affected or is reasonably likely to significantly affect our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of April 14, 2004 are as follows:

Name                       Age        Position
--------------------------------------------------------------------------------
Shelby T. Brewer, Ph.D.    67         Chairman of the Board, President and Chief
                                      Executive Officer

O. Mack Jones              63         President & Chief Operating Officer

James M. DeAngelis         43         Chief Financial and Administrative
                                      Officer, Treasurer

Bentley J. Blum            62         Director

Frank E. Coffman           62         Director

Paul E. Hannesson          63         Director

Michael P. Kalleres        64         Director

William A. Wilson          89         Director

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

         O. MACK JONES has served as a Director of the Company since October 2003. Mr. Jones was appointed President and C.O.O. of the Company in April 2003. Mr. Jones had been serving as Acting President of Advanced Sciences since February 2001. Mr. Jones also has served as Vice President of Field Operations since April 1998, managing its field treatability studies and commercial projects. On February 28, 2001, Mr. Jones was appointed President of Advanced Sciences. Mr. Jones served as a consultant to the Company from June 1996 to April 1998, assisting in the commercialization of the solvated electron technology. From September 1994 to May 1996, he served as a consultant to Environmental assisting in the development of the solvated electron technology. From 1991 to May 1996, Mr. Jones served as the founder and principal executive officer of an environmental consulting company, Florida Vector Services, which provided both consulting and hands-on remediation services primarily in TSCA-related areas. From 1986 to 1991, Mr. Jones was Vice President-Operations with Quadrex Environmental Company, managing the company's field remediation businesses. Mr. Jones is a professional mechanical engineer who held several managerial operating positions in power generation and distribution arenas during his twenty-six years of service to General Electric Company. His experience includes commercial nuclear, fossil, and hydro power construction and maintenance, industrial power delivery systems, and industrial drives and controls.

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

        None.

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

         As of December 31, 2003, the Compensation, Stock Option and Benefits Committee, was composed of Frank E. Coffman, as Chairman, Michael P. Kalleres, William A. Wilson and Shelby T. Brewer. The Compensation, Stock Option, and Benefits Committee has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1998 Stock Option Plan, as amended, ( the "1998 Plan"), and determining the recipients, amounts and other terms (subject to the requirements of the 1998 Plan) of options which may be granted under the 1998 Plan and outside the 1998 Plan, from time to time and providing guidance to management in connection with establishing additional benefit plans.

         As of December 31, 2003, the Audit Committee was composed of Michael P. Kalleres as Chairman, Frank E. Coffman, William A. Wilson and James M. DeAngelis. The responsibilities of the Audit Committee include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         Michael P. Kalleres currently serves as the Chairman of the Audit Committee but is not deemed to be an independent financial expert for the Company. Mr. DeAngelis qualifies as an audit committee financial expert but is not independent of management. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

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

COMPLIANCE WITH SECTION 16(a) of the exchange act

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's common stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of common stock with the Commission. Such persons are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) forms filed with the Commission.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2003, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2003, or upon written representations received by the Company from certain reporting persons that such persons were not required to file Forms 5, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2003.

         CODE OF ETHICS

         A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

         1. Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.
         2. Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the Company.
         3.   Compliance with applicable government laws, rules and regulations.
         4. The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
         5.   Accountability for adherence to the code.

         We have not adopted a corporate code of ethics. Our board of directors is considering over the next year, establishing such a code of ethics.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   -----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 2003, 2002 and 2001 to all persons serving as the Company's Chief Executive Officer during 2003, 2002, and 2001 to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such year.

                                             Summary Compensation Table

                                                 Annual Compensation                                    Long-Term Compensation
                                   -----------------------------------------   -----------------------------------------------------
                                                                      Other                   Securities
                                                                     Annual    Restricted      Under-                   All Other
                                                                     Compen-     Stock         Lying          LTIP       Compen-
    Name and Principal                        Salary        Bonus     sation     Award(s)      Options       Payouts     sation
        Position                   Year         ($)          ($)       ($)        ($)           (#)           ($)        (4)
          (a)                       (b)         (c)          (d)       (e)        (g)           (g)           (h)        (i)
------------------------------------------------------------------------------------------------------------------------------------
Shelby T. Brewer, Ph.D.(1)          2003         -0-(2)      -0-      -0-         -0-      39,450,846(3)       -0-      30,000(4)
Chief Executive Officer             2002      69,677(2)      -0-      -0-         -0-       2,865,200(3)       -0-      30,000(4)
                                    2001      90,137(2)      -0-      -0-         -0-         200,000(3)       -0-         -0-

Paul E. Hannesson                   2003         -0-         -0-      -0-         -0-      4,818,075(6)        -0-         -0-
Former Chief Executive Officer      2002         -0-         -0-      -0-         -0-      1,181,925(6)        -0-         -0-
                                    2001      77,242(5)      -0-      -0-         -0-             -0-          -0-         -0-

James M. DeAngelis(7)               2003      12,480(8)      -0-      -0-         -0-      20,641,812(9)       -0-         -0-
Senior Vice President & Chief       2002     114,175(8)      -0-      -0-         -0-       1,841,688(9)       -0-         -0-
Financial Officer                   2001     164,368(8)      -0-      -0-         -0-             -0-          -0-         -0-

William E. Ingram                   2003         -0-         -0-      -0-         -0-             -0-          -0-         -0-
Former Vice President &             2002         -0-         -0-      -0-         -0-             -0-          -0-         -0-
Controller                          2001      20,645(10)     -0-      -0-         -0-             -0-          -0-         -0-

O. Mack Jones(11)                   2003     103,938(12)     -0-      -0-         -0-      10,240,625(13)      -0-         -0-
President &                         2002     110,019(12)     -0-      -0-         -0-       1,759,375(13)      -0-         -0-
Chief Operating Officer             2001     134,805(12)     -0-      -0-         -0-         100,000(13)      -0-         -0-

Peter E Harrod                      2003         -0-         -0-      -0-         -0-             -0-          -0-         -0-
Former President                    2002         -0-         -0-      -0-         -0-             -0-          -0-         -0-
Advanced Sciences                   2001      49,460(14)     -0-      -0-         -0-         200,000(15)      -0-         -0-

         (1) Mr. Brewer served as Chief Executive Officer and President of Solutions and a director of the Company since April 2000. Mr. Brewer assumed the positions of Chairman, Chief Executive Officer and President of the Company from January 2001 through October 2003 and continues to serves as Chief Executive Officer and a director since October 2003 to present.

         (2) Represents the amount of Mr. Brewer's base salary paid by the Company. Mr. Brewer's base salary for 2003 from January through April was $250,000, and from May through December was $285,000 of which $271,000 was originally deferred until December 31, 2003, and remains unpaid as of April 14, 2004. Mr. Brewer's base salary for 2002 was $250,000 of which $184,231 was originally deferred until December 31, 2002, and remains unpaid as of April 14, 2004. Mr. Brewer's base salary for 2001was $250,000 of which $160,000 annually originally deferred until December 31, 2001, and remains unpaid as of April 14, 2004. Mr. Brewer's base salary for 2000 was $90,000.

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

         (6) Represents shares of common stock underlying stock options granted to Mr. Hannesson by the Company in his capacity as an officer and director of the Company. Mr. Hannesson canceled prior options for 2,147,500 shares of common stock voluntarily on October 2, 2002.

         (7) Mr. DeAngelis served as Vice President and Treasurer of the Company from July 1998 to December 1999 and as Sr. Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary from December 1999 to present. Mr. DeAngelis has served as a director of the Company since June 2002.

         (8) Represents the amount of Mr. DeAngelis' base salary paid by the Company. Mr. DeAngelis' total base salary for 2003 from January through April was $165,000, and from May through December was $225,000 of which $194,520 was originally deferred until December 31, 2003, and remains unpaid as of April 14, 2004. Mr. DeAngelis' total base salary for 2002 was $165,000 of which $55,985 was originally deferred until December 31, 2002, and remains unpaid as of April 14, 2004. Mr. DeAngelis' total base salary for 2001 was $165,000 of which $33,000 was originally deferred until December 31, 2002, and remains unpaid as of April 14, 2004. Mr. DeAngelis' base salary for 2000 and 1999 was $165,000 and $145,000 respectively.

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

         (11) Mr. Jones served as Vice President and Field Operations Manager of Solutions from April 1998 to January 2001 and as President of Advanced Sciences from February 2001 to present, and President and Chief Operating Officer from April 2003 to present. Mr. Jones has served as a director of the Company since October 2003.

         (12) Represents the amount of Mr. Jones' base salary paid by the Company. Mr. Jones' total base salary for 2003 from January through April was $165,000, and from May through December was $250,000 of which $115,485 originally deferred until December 31, 2003, and remains unpaid as of April 14, 2004. Mr. Jones' total base salary for 2002 was $165,000 of which $60,581 originally deferred until December 31, 2002, and remains unpaid as of April 14, 2004. Mr. Jones' total base salary for 2001 was $165,000 of which $33,000 originally deferred until December 31, 2001, and remains unpaid as of April 14, 2004. Mr. Jones' base salary for 2000 and 1999 was $150,000.

         (13) Represents shares of common stock underlying stock options granted to Mr. Jones the Company in his capacity as an officer of the Company. Mr. Jones canceled prior options for 437,500 shares of common stock voluntarily on October 2, 2002.

         (14) Represents the amount of Mr. Harrod's base salary paid by the Company, through its wholly owned subsidiary, Advanced Sciences. Mr. Harrod's total base salary for 1997, 1998 and 1999 was $150,000, $170,000, and $190,000 respectively. Mr. Harrod resigned his management position effective February 28, 2001.

         (15) Represents shares of common stock underlying stock options granted to Mr. Harrod by the Company in his capacity as an officer of the Company. Mr. Harrod resigned his management position effective February 28, 2001.

 STOCK OPTIONS

         The following table sets forth certain information concerning options granted during the year ended December 31, 2003 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan, as amended, (the "1998 Plan") and to certain individuals outside of the 1998 Plan. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2003.

                        Option Grants in Last Fiscal Year

                                                   Individual Grants
                            ------------------------------------------------------------------


                                                                                                   Potential Realizable Value
                              Number of           Percent of                                      at Assumed Annual Rates of
                             Securities        Total Options       Exercise of                    Stock Price Appreciation for
                             Underlying          Granted to           Base                                Option Term(6)
                              Options           Employees in          Price        Expiration     ----------------------------
              Name          Granted (#)        Fiscal Year(5)       ($/Share)         Date             5% ($)          10% ($)
------------------------------------------  --------------------  -------------  ---------------  ----------------------------
              (a)               (b)                  (c)              (d)             (e)                (f)           (g)
Shelby T. Brewer..........  39,450,846(1)           51.18%           0.0285         12/14/08             -0-           -0-

James M. DeAngelis........  20,641,812(2)           26.78%           0.0285         12/14/08             -0-           -0-

O. Mack Jones.............  10,240,625(3)           13.29%           0.0285         12/14/08             -0-           -0-

Paul E. Hannesson.........   4,818,075(4)            6.25%           0.0285         12/14/08             -0-           -0-

-----------------------------------------------------------------------------


         (1) Options to purchase 39,450,846 shares of common stock were issued on November 19, 2003 outside of the 1998 Plan of which 100% vested upon issuance.

         (2) Options to purchase 20,641,812 shares of common stock were issued on November 19, 2003 outside of the 1998 Plan of which 100% vested upon issuance.

         (3) Options to purchase 10,240,625 shares of common stock were issued on November 19, 2003 outside of the 1998 Plan of which 100% vested upon issuance.

         (4) Options to purchase 4,818,075 shares of common stock were issued on November 19, 2003 outside of the 1998 Plan of which 100% vested upon issuance.

         (5) Percentages based on 77,081,358 stock options granted (under the 1998 Plan and outside the 1998 Plan) during the year ended December 31, 2003.

         (6) The closing price for the Company's common stock on December 31, 2003 was $0.013. The closing price is used for all the subsequent stock appreciation calculations.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the 1998 Plan and outside of the 1998 Plan at December 31, 2003 by the individuals listed in the Summary Compensation Table.


   Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                                                             Number of
                                                                       Securities Underlying         Value of Unexercised
                                                                        Unexercised Options          In-the-Money Options
                                    Shares             Value           at Fiscal Year-End(#)        at Fiscal Year-End($)
                                 Acquired on         Realized               Exercisable/                 Exercisable/
               Name              Exercise (#)         ($)(1)               Un-exercisable             Un-exercisable(2)
----------------------------  ------------------  ---------------  ------------------------------  ----------------------------
                (a)                  (b)                (c)                     (d)                          (e)
Shelby T. Brewer............         -0-                -0-         40,316,046 / 40,316,046                -0- /-0-

Paul E. Hannesson...........         -0-                -0-          6,000,000 / 6,000,000                 -0- /-0-

James M. DeAngelis..........         -0-                -0-         21,483,500 / 21,483,500                -0- / -0-

O. Mack Jones...............         -0-                -0-         12,000,000 / 12,000,000                -0- / -0-

         (1) Represents the difference between the last reported sale price of the Common Stock on December 31, 2003 ($0.013), and the exercise prices of the options (ranging from $0.0285 to $0.07) multiplied by the applicable number of options exercised.

         (2) Represents the difference between the exercise price and the closing price on December 31, 2003, multiplied by the applicable number of securities.

EMPLOYMENT AGREEMENTS

         The Company has no employment contracts.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 2003 were Frank E. Coffman (Chairman), Michael P. Kalleres, William
A. Wilson and Shelby T. Brewer.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee was established in November 1996 and is responsible for, among other things, establishing the compensation policies applicable to executive officers of the Company. The Compensation Committee was composed of Frank E. Coffman (Chairman), Michael P. Kalleres, William A. Wilson and Shelby T. Brewer at December 31, 2003, all of whom, with the exception of Shelby T. Brewer, were non-employee Directors of the Company. All decisions of the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Mr. Coffman, Mr. Kalleres and Mr. Wilson in their capacities as members of the Compensation Committee at December 31, 2003, addressing the Company's compensation policies for 2003 as they affected the Company's executive officers.

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

         The key elements of the Company's executive compensation program in 2003 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

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

         In 2003, total compensation was paid to executives primarily based upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Mr. Brewer, the Chairman of the Board, and Chief Executive Officer of the Company received annual compensation based upon, among other things, individual performance and the extent to which the business plans for his areas of responsibility were achieved or exceeded. Mr. Brewer received a base salary at an annual rate of $250,000 from January through April 2003 and then received a base salary at an annual rate of $285,000 from May through December 2003, of which $271,000 annually was deferred until December 31, 2003, and remains unpaid as of April 14, 2004, for services rendered to the Company. Mr. Brewer received a base salary at an annual rate of $250,000 in 2001 and 2002, of which $160,000 annually was deferred until December 31, 2002, and remains unpaid as of April 14, 2004, for services rendered to the Company.

         The members of the Compensation Committee establish the amount actually received by Mr. Brewer each year as base salary for services rendered to the Company and its affiliates. In establishing Mr. Brewer's base salary for 2003, the Compensation Committee took into account the salaries of chief executive officers at other similar public companies, future objectives and challenges, and Mr. Brewer's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Brewer's achievement of his 2002 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 2002 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 2002. The Compensation Committee also considered Mr. Brewer's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Brewer, the Compensation Committee exercised its discretion and judgment based on the above factors, and no specific formula was applied to determine the weight of each factor.

         Mr. Brewer's base salary was increased from $250,000 for 2002 to $285,000 in April 2003, representing an increase of approximately 14%. On January 1, 2003, Mr. Brewer agreed to defer $271,000 of his base salary until December 31, 2002, which remains unpaid as of April 14, 2004.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company. During 2003, no annual incentive bonuses were paid to the individuals named in the Summary Compensation Table.

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

         A total of  77,081,358,  9,847,218,  and  920,000  stock  options  were granted pursuant to the 1998 Plan and outside the 1998 Plan in 2003, 2002 and 2001 respectively. 39,450,846, 2,865,000, and 200,000 of such options were granted to Mr. Brewer in 2003, 2002 and 2001 respectively, and 35,700,512, 4,634,238, and 400,000 of such options were granted (in the aggregate) to other individuals named in the Summary Compensation Table in 2003, 2002 and 2001 respectively. The number of stock options granted in 2003, 2002 and 2001 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

Impact of Section 162(m) of the Internal Revenue Code

         The Compensation Committee's policy is to structure compensation awards for executive officers that will be consistent with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 2003 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 2003, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table reflects the number of shares of our common stock that, as of April 14, 2004, were outstanding and available for issuance under compensation plans that have previously been approved by our stockholders as well as compensation plans that have not previously been approved by our stockholders.


                                                                                                       Number of Securities
                                                                                                      Remaining Available for
                                      Number of Securities to be        Weighted-Average               Future Issuance Under
                                        Issued Upon Exercise of         Exercise Price of               Equity Compensation
                                         Outstanding Options,         Outstanding Options,               Plans (Excluding
                                          Warrants and Rights        Warrants and Rights ($)    Securities Reflected in Column (a))

Plan Category                                     (a)                          (b)                              (c)
Equity Compensation Plans
Approved by Security
Holders  (1)                                  13,461,458                      0.06                           4,538,542

Equity Compensation Plans not
Approved by Security
Holders (2)                                   75,151,358                      0.03                              -0-

Total                                         88,612,816                      0.05                           4,538,542

___________________________

         Consists of options issuable under the 1998 Stock Option Plan, as amended.

         Includes options to purchase a total of 75,151,358 shares issued to Mr. Brewer, Mr. DeAngelis, Mr. Jones, and Mr. Hannesson in November 2003 outside of the 1998 Stock Option Plan, as amended.

         The following is a brief description of the material features of the equity compensation plans not approved by our stockholders that are reflected in the chart above.

         On December 14, 1998, our Board of Directors approved the adoption of the 1998 Stock Option Plan, as amended. The purpose of this plan is to advance the interests of our stockholders by enhancing our ability to attract, retain and motivate persons who make important contributions to the Company by providing them with equity ownership opportunities and performance-based incentives that better align their interests with those of our stockholders. A total of 15,000,000 shares of our common stock, subject to adjustment in the event of a stock split or similar event, is issuable to our consultants, advisors and employees, officers and directors. A total of 10,000,000 shares of our common stock have been duly registered under the Company's S-8 filings under the Plan. The remaining 5,000,000 shares have been approved by the directors for issuance under the Plan but have yet to be registered under an S-8 filing. The plan provides for the granting of non-qualified options. Ten Year Option Repricings

         The following table sets forth information regarding options held by the Commodore Named Executive Officers and Directors that were voluntarily surrendered by such persons, after which the Company issued new options to such persons at current fair market value. The Compensation Committee approved these transactions in order to restore the incentive value of such options.


                                Number of                                                          Length of
                               Securities                            Exercise Price                 Original
                               Underlying                             of Option at                Option Term
                                 Options    Market Price of Stock       Time of       New          At Date of
                               Repriced or   at Time of Repricing     Repricing or Exercise        Repricing
                      Date     Amended (#)   or Amendment ($)(1)     Amendment ($) Price ($)      or Amendment
Shelby T. Brewer    10/02/02     200,000            $0.07             $0.288         (2)           12/14/08
                    10/02/02     500,000            $0.07             $1.00          (2)           12/14/08
                    10/02/02     140,000            $0.07             $1.06          (2)           12/14/08

James M. DeAngelis  10/02/02     181,250            $0.07             $0.4375        (3)           12/14/08
                    10/02/02     300,000            $0.07             $0.288         (3)           12/14/08
                    10/02/02     200,000            $0.07             $0.688         (3)           12/14/08

O. Mack Jones       10/02/02     187,500            $0.07             $0.4375        (4)           12/14/08
                    10/02/02     100,000            $0.07             $0.288         (4)           12/14/08
                    10/02/02     150,000            $0.07             $0.688         (4)           12/14/08

Paul E. Hannesson   10/02/02     147,500            $0.07             $0.4375        (5)           12/14/08
                    10/02/02   1,000,000            $0.07             $0.50          (5)           12/14/08

Bentley J. Blum     10/02/02      70,000            $0.07             $0.4375        (6)           12/14/08
                    10/02/02      70,000            $0.07             $1.00          (6)           12/14/08

 _________________________

         Represents the closing price of our common stock on October 2, 2002 as reported by the AMEX Stock Market.

         In October 2002,  Mr. Brewer,  the Company's  Chairman of the Board and
Chief Executive Officer, voluntarily surrendered options to purchase 840,000 shares of our common stock, after which the Company issued to him options to purchase 840,200 shares of our common stock so long as Mr. Brewer continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options.

         In October 2002, Mr. DeAngelis, the Company's Chief Financial and Administrative Officer, Treasurer and Secretary, voluntarily surrendered options to purchase 681,250 shares of our common stock, after which the Company issued to him options to purchase 681,250 shares of our common stock so long as Mr. DeAngelis continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options.

         In October 2002, Mr. Jones, the Company's President and Chief Operating Officer, voluntarily surrendered options to purchase 437,500 shares of our common stock, after which the Company issued to him options to purchase 437,500 shares of our common stock so long as Mr. Jones continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options.

         In October 2002, Mr. Hannesson, the Company's former Chairman of the Board and Chief Executive Officer, voluntarily surrendered options to purchase 1,147,500 shares of our common stock, after which the Company issued to him options to purchase 1,147,500 shares of our common stock so long as Mr. Hannesson continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options.

         In October 2002, Mr. Blum voluntarily surrendered options to purchase 140,000 shares of our common stock, after which the Company issued to him options to purchase 144,200 shares of our common stock so long as Mr. Blum continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options.

SHAREHOLDER RETURN PERFORMANCE

         This graph compares our total stockholder returns, the Standard and Poor's 500 Composite Stock Index, the Standard and Poor's Small Cap Composite Environmental Services Stock Index, the Standard and Poor's 500 Composite
Environmental Services Stock Index, and the Standard and Poor's 500 Super Composite Environmental Services Stock Index. The graph assumes $100 invested at the per share closing price of the common stock of Commodore Applied Technologies, Inc. on the American Stock Exchange, from June 28, 1996 through March 6, 2003, and then on the Over the Counter Bulletin Board from that point forward.

                     06/28/1996    12/26/1997    12/25/1998     12/31/1999    12/29/2000    12/28/2001    12/27/2002    12/31/2003

CXII                 100.00         53.93          5.62          14.61            4.49          2.34          1.26          0.27

S&P 500              100.00        139.64        182.85         219.09          196.87        173.12        130.53        163.51

S&P Small Cap
Environmental        100.00         87.25         64.24          62.00          102.29         87.92         70.85         79.51
Services

S&P 500 Environmental
Services             100.00        100.82        107.49          49.05           79.42         90.87         63.69         83.03

S&P Super
Composite
Environmental        100.00        102.84        106.11          52.62           85.52         95.02         70.92         90.25
Services


         Comparison of initial $100 investment in various indices versus the common stock of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information, as of December 31, 2003, with respect to the beneficial ownership of common stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                Number of Shares       Percentage of Outstanding
   Name and Address of          of Common Stock         Shares of Common Stock
   Beneficial Owner            Beneficially Owned(4)        Beneficially Owned
--------------------------------------------------------------------------------

Shelby T. Brewer, PhD (1).....    62,366,468(5)                  37.54%

Bentley J. Blum(2)............    35,155,692(6)                  22.90%

James M. DeAngelis (2)........    22,583,584(7)                  15.53%

O. Mack Jones (3).............    12,000,000(8)                   8.90%

Commodore Environmental
Services, Inc. (2)............     8,382,302(9)                   6.82%

Paul E. Hannesson (2).........     7,509,981(10)                  5.80%


         (1) The address of Shelby T. Brewer is 2151 Jamieson Street, Carlyle Towers, Suite 308, Alexandria, Virginia 22314.

         (2) The address of Commodore Environmental Services, Inc., Bentley J. Blum, Paul E. Hannesson, and James M. DeAngelis is 150 East 58th Street, Suite 3238, New York, New York 10155.

         (3) The address of O. Mack Jones is 507 Knight Street, Richland, Washington 99352.

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

         (5) Consists of: (i) 3,428 shares of common stock (ii) 490,695 shares of our common stock representing the balance held of the common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for 50% of the outstanding principal dated as of April 9, 2001; (iii) 865,200 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company under the 1998 Plan; (iv) 2,000,000 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company outside of the Company's 1998 Plan; (v) 1,000,000 shares of our common stock underlying a currently exercisable two year warrant at an exercise price of $0.05 per share granted to S.B. Enterprises in connection with the extension of the Brewer Note until January 1, 2004; and (vi) 39,450,846 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to Mr. Brewer outside of the Company's 1998 Plan.

         (6) Consists of: (i) 2,500,000 shares of our common stock issued to Bentley J. Blum in exchange for $125,000 of debt owed to Mr. Blum from the Company; (ii) 144,200 shares of the Company common stock underlying currently exercisable options granted to Mr. Blum by the Company under the Company's 1998 Plan; (iii) 27,355,800 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to the Blum Asset Trust by the Company in connection with the Blum Loan and services provided by the Blum Asset Trust over the last five years; and (iv) Mr. Blum's indirect beneficial ownership of common stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock, representing together 37.74% of the outstanding shares of Environmental common stock at April 14, 2004, and 4,500,000 shares of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

         (7) Consists of (i) 16,500 shares of common stock; (ii) 841,688 shares of common stock underlying currently exercisable stock options granted to Mr. James M. DeAngelis by the Company under the Company's 1998 Plan; (iii) 1,000,000 shares of common stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company outside of the Company's 1998 Plan; (iv) Mr. DeAngelis' indirect beneficial ownership of common stock based upon his ownership of 580,000 shares of Environmental; and (vi) 20,641,812 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to Mr. DeAngelis outside of the 1998 Plan.

         (8) Consists of (i) 1,759,375 shares of common stock underlying currently exercisable stock options granted to Mr. O. Mack Jones by the Company under the Company's 1998 Plan; and (ii) 10,240,625 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to Mr. Jones outside of the 1998 Plan.

         (9) Excludes warrants to purchase an aggregate of 2,104,248 shares of common stock at an exercise price of $1.60 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

         (10) Consists  of:  (i)  1,181,925  shares of common  stock  underlying currently exercisable stock options granted to Mr. Paul E. Hannesson by the Company under the 1998 Plan; (ii) 4,818,075 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to Mr. Jones outside of the Company's 1998 Plan; and (iii) Mr. Hannesson's indirect beneficial ownership of common stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (c) 500,000 shares of Environmental common stock in exchange for options to purchase 950,000 shares of Environmental common stock, issued to Hannesson Family Trust, representing together 7.18% of the outstanding shares of Environmental common stock as of April 14, 2004, and (d) currently exercisable options to purchase 525,705 shares of Environmental common stock, representing together 7.78% of the outstanding shares of Environmental common stock. Does not include (i) 40,000 shares of the Company's common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson; and (ii) 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children. It also does not include 1,000,000 shares of common stock underlying stock options granted to Mr. Hannesson by the Company that are not currently exercisable.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of common stock as of April 14, 2004 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company, (ii) each Director, (iii) each individual listed in the Summary Compensation Table herein, and (iv) all executive officers and Directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                       Percentage of Outstanding
 Name and Address of             Number of Shares       Shares of Common Stock
 Beneficial Owner(1)          Beneficially Owned(4)       Beneficially Owned
------------------------------------- ----------------------- ------------------

Shelby T. Brewer, PhD (1)......   62,366,468(5)                  37.54%

Bentley J. Blum................   35,155,692(6)                  22.90%

James M. DeAngelis.............   22,583,584(7)                  15.53%

O. Mack Jones (3)..............   12,000,000(8)                   8.90%

Commodore Environmental
Services, Inc..................    8,382,302(9)                   6.82%

Paul E. Hannesson..............    7,509,981(10)                  5.80%

Frank E. Coffman, PhD..........      450,000(11)                   *

Michael P. Kalleres, VADM......      450,000(12)                   *

William A. Wilson..............      450,000(13)                   *

All executive officers and
Directors as a
group (8 persons)..............  140,965,724                     59.01%

* Percentage ownership is less than 1%.

         (1) The address of Shelby T. Brewer is 2151 Jamieson Street, Carlyle Towers, Suite 308, Alexandria, Virginia 22314.

         (2) Unless otherwise noted the address of each beneficial owner is 150 East 58th Street, Suite 3238, New York, New York 10155. Messrs. Blum and Hannesson are brothers-in-law.

         (3) The address of O. Mack Jones is 507 Knight Street, Richland, Washington 99352.

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

         (5) Consists of: (i) 3,428 shares of common stock (ii) 490,695 shares of our common stock representing the balance held of the common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for 50% of the outstanding principal dated as of April 9, 2001; (iii) 865,200 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company under the 1998 Plan; (iv) 2,000,000 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company outside of the Company's 1998 Plan; (v) 1,000,000 shares of our common stock underlying a currently exercisable two year warrant at an exercise price of $0.05 per share granted to S.B. Enterprises in connection with the extension of the Brewer Note until January 1, 2004; and (vi) 39,450,846 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to Mr. Brewer outside of the Company's 1998 Plan.

         (6) Consists of: (i) 2,500,000 shares of our common stock issued to Bentley J. Blum in exchange for $125,000 of debt owed to Mr. Blum from the Company; (ii) 144,200 shares of the Company common stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; (iii) 27,355,800 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to the Blum Asset Trust by the Company in connection with the Blum Loan and services provided by the Blum Asset Trust over the last five years; and
              (iv) Mr. Blum's indirect beneficial ownership of common stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock, representing together 37.74% of the outstanding shares of Environmental common stock at April 14, 2004, and 4,500,000 shares of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

         (7) Consists of (i) 16,500 shares of common stock; (ii) 841,688 shares of common stock underlying currently exercisable stock options granted to Mr. James M. DeAngelis by the Company under the Company's 1998 Plan; (iii) 1,000,000 shares of common stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company outside of the Company's 1998 Plan; (iv) Mr. DeAngelis' indirect beneficial ownership of common stock based upon his ownership of 580,000 shares of Environmental; and (vi) 20,641,812 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to Mr. DeAngelis outside of the Company's 1998 Plan.

         (8) Consists of (i) 1,759,375 shares of common stock underlying currently exercisable stock options granted to Mr. O. Mack Jones by the Company under the Company's 1998 Plan; and (ii) 10,240,625 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to Mr. Jones outside of the Company's 1998 Plan.

         (9) Excludes warrants to purchase an aggregate of 2,104,248 shares of common stock at an exercise price of $1.60 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

         (10) Consists  of:  (i)  1,181,925  shares of common  stock  underlying currently exercisable stock options granted to Mr. Paul E. Hannesson by the Company under the 1998 Plan; (ii) 4,818,075 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to Mr. Hannesson outside of the Company's 1998 Plan; and (iii) Mr. Hannesson's indirect beneficial ownership of common stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (c) 500,000 shares of Environmental common stock in exchange for options to purchase 950,000 shares of Environmental common stock, issued to Hannesson Family Trust, representing together 7.18% of the outstanding shares of Environmental common stock as of April 14, 2004, and (d) currently exercisable options to purchase 525,705 shares of Environmental common stock, representing together 7.78% of the outstanding shares of Environmental common stock. Does not include (i) 40,000 shares of the Company's common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson; and (ii) 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children. It also does not include 1,000,000 shares of common stock underlying stock options granted to Mr. Hannesson by the Company that are not currently exercisable.

         (11) Consists of 450,000 shares of common stock underlying currently exercisable stock options granted to Mr. Frank E. Coffman by the Company under the Company's 1998 Plan.

         (12) Consists of 450,000 shares of common stock underlying currently exercisable stock options granted to Mr. Michael P. Kalleres VADM by the Company under the Company's 1998 Plan.

         (13) Consists of 450,000 shares of common stock underlying currently exercisable stock options granted to Mr. William A. Wilson by the Company under the Company's 1998 Plan.

Messrs.  Blum and Hannesson are brothers-in-law.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         Since its acquisition of the capital stock of Commodore Laboratories, Inc. (the Company's predecessor) in 1993, Environmental has advanced an aggregate of $8,925,426 to the Company, which has been used to finance the development of SET, including salaries of personnel, equipment, facilities and patent prosecution. These cash advances by Environmental were evidenced by successive unsecured 8% promissory notes of the Company's predecessor, and, at December 31, 1995, by the Environmental Funding Note. Kraft Capital Corporation ("Kraft"), a corporation wholly owned by Bentley J. Blum, a principal stockholder of Environmental and a director of the Company and of Environmental, provided approximately $656,000 of such financing to Environmental. Environmental provided additional advances to the Company of $978,896 for the first fiscal quarter of 1996, which were repaid by the Company subsequent to its obtaining a line of credit from a commercial bank in April 1996.

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

         On August 30, 2000, Applied completed a stock purchase agreement with Dispute Resolution Management, Inc. ("DRM") and its two shareholders, William J. Russell ("Russell") and Tamie B. Speciale ("Speciale").

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

         The financial information included in the accompanying form 10K for the period ending December 31, 2003 reflects the terms of the DRM Settlement Agreement. For the year ended December 31, 2002 the Company recorded a loss on the disposal of DRM in the amount of $4,134,000. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000. Because of the dissolution of DRM, it has been reflected as Assets Held for Sale - Component DRM and Liabilities Held for Sale - Component DRM at December 31, 2000 and 2001 and as discontinued operations for the years ended December 31, 2002 and 2001.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until December 31, 2005. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar in February 2004, a five-year warrant for 250,000 shares of the Company's common stock at an exercise price of $0.03 per share. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The current principal balance of the Milford/Shaar Bridge Loan Notes is $1,350,749 as of December 31, 2003 and remains unpaid as of April 14, 2004. Additionally, as of April 14, 2003, there is $119,073 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes. See "MD&A - Liquidity and Capital Resources."

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and has no due date at this time. The current principal balance of the Blum Demand Note is $272,032 as of December 31, 2003 and remains unpaid as of April 14, 2004. See "MD&A - Liquidity and Capital Resources."

         On November 19, 2003, the Company issued a warrant to purchase 27,355,800 shares of its common stock at an exercise price of $0.0285 per share (the closing price of our common stock on the OTCBB on such date) to the Blum Asset Trust, a company controlled by Bentley Blum, a Director of the Company, in consideration for the loans made to the Company and the usage of office space and personnel of the Blum Asset Trust over the last five years.

         On December 12, 2002, SB Enterprises executed an Amended and Restated Promissory Note Extension (the "Restated Brewer Note Extension"), which extended the maturity date of the Brewer Note until January 1, 2004. In connection with the Restated Brewer Note Extension, the Company issued SB Enterprises a 2-year warrant for 1,000,000 shares of the Company's common stock at an exercise price of $0.05 per share. On March 14, 2003, SB Enterprises issued a conversion notice for the remaining principal balance of $250,000 plus accrued interest of $36,563. The conversion price was calculated by the previous 5-day average of the closing price of the Company's common stock and was converted into 13,189,842 shares. See "MD&A - Liquidity and Capital Resources."

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors; $75,000 of which was borrowed from the son of Paul E. Hannesson, our former President and Chief Executive Officer, and $25,000 of which was borrowed from Stephen A. Weiss, a shareholder of Greenberg Traurig, LLP, our former corporate and securities counsel. The Weiss Group Note bears interest at 12% per annum, was due and payable on February 12, 2001, and is secured by the first $500,000 of loans or dividends that the Company may receive from DRM. As consideration for such loan, Environmental, one of the Company's principal stockholders owning approximately 16.58% (in November 2000) of the Company's common stock, transferred to the investors a total of 1,000,000 shares of the Company's common stock. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 2,500,000 shares of the Company's common stock at an exercise price of $0.0285. The current principal balance of the Weiss Group Note is $253,603 as of December 31, 2003 and remains unpaid as of April 14, 2004. See "MD&A - Liquidity and Capital Resources."

         Effective February 14, 2004, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 1,500,000 shares at an exercise price of $0.05 per share of the Company's common stock in connection with the Weiss Group Note.

         Effective February 15, 2004, the Company issued warrants to purchase 2,500,000 shares of its common stock at an exercise price of $0.0285 per share to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from May 31, 2002 to January 15, 2005. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         On May 23, 2001, a private investor purchased $250,000 of the Company's common stock at the market price. The Company issued the private investor 1,973,077 shares of common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 2-year warrant for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share. The Company re-priced this warrant in November 2003 to $0.0285 and extended the expiration date of this warrant to November 19, 2005. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and has no due date at this time. The current principal balance of the Blum Demand Note is $272,032 as of December 31, 2003 and remains unpaid as of April 14, 2004. See "MD&A - Liquidity and Capital Resources."

         On November 19, 2004, the Company issued a warrant to purchase 27,355,800 shares of its common stock at an exercise price of $0.0285 per share (the closing price of our common stock on the OTCBB on such date) to the Blum Asset Trust, a company controlled by Bentley Blum, a Director of the Company, in consideration for the loans made to the Company and the usage of office space and personnel of the Blum Asset Trust over the last five years. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Liquidity and Capital Resources."

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

         There was no sharing of services in 2001, 2002 and 2003, although, insurance costs were allocated between Affiliated Parties when it was beneficial to insure the family of companies under one policy.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------  --------------------------------------

Audit Fees

         For the fiscal years ended December 31, 2003 and 2002, the fees were $27,530 and $46,653, respectively, for professional services rendered for the audit of our financial statements.

Audit Related Services

         We have also been billed $13,743 and $10,917 for the years ended December 31, 2003 and 2002, respectively, for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for the year then ended.

Tax Fees

         The Company was also billed $11,100 and $11,600 for the years ended December 31, 2003 and 2002, respectively, for various income tax returns.

All Other Fees

         The Company was also billed $8,731 and $12,689 for the years ended December 31, 2003 and 2002, respectively, in other fees relating primarily to the audit of the Company's Employee Benefit Plan.

PART IV
-------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K
--------  ----------------------------------------------------------------

The following documents are filed as part of this Annual Report:
                                                                        Page No.
                                                                        --------
Financial Statements.
         Commodore Applied Technologies, Inc.

         Independent Auditor's Report......................................  F-1

         Consolidated Balance Sheets as of December 31, 2003 and 2002......  F-2

         Consolidated  Statements of Operations for the years ended
         December 31, 2003, 2002 and 2001..................................  F-3

         Consolidated Statements of Stockholders' (Deficit) Equity
         for the years ended December 31, 2003, 2002 and 2001..............  F-4

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, 2002 and 2001..................................  F-7

         Notes to Consolidated Financial Statements........................ F-11

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

     4.24         Certificate of Designation of Series H Preferred Stock. (24)

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

     10.17 License Agreement, dated as of March 29, 1996, by and between the Company and Environmental, relating to the use of SET in the CFC Business. (2)

     10.18 Form of Technology and Technical Services Agreement entered into between the Company and CFC Technologies. (2)

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

     10.79 Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers Associates. (23)

     10.80 Warrant to purchase 41,666 shares of common stock of the Company issued to Jon Paul Hannesson. (23)

     10.81 Warrant to purchase 41,666 shares of common stock of the Company issued to Krista S. Hannesson. (23)

     10.82 Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A. Weiss. (23)

     10.83 Securities Purchase Agreement dated May 22, 2001, between Commodore Applied Technologies, Inc., and Dr. Marion Danna.
                  (23)

     10.84 Registration Rights Agreement dated May 22, 2001, between Commodore Applied Technologies, Inc., and Dr. Marion Danna.
                  (23)

     10.85 Warrant to purchase 500,000 shares of common stock of the Company issued to Dr. Marion Danna. (23)

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

     10.96        Forbearance   Agreement  dated  February  13,  2002,   between
                  Commodore Applied Technologies, Inc., and Milford Capital & Management. (23)

     10.97        Forbearance   Agreement  dated  February  13,  2002,   between
                  Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd.
                  (23)

     10.98 Forbearance Agreement dated March 13, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management.
                  (23)

     10.99 Forbearance Agreement dated March 13, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd. (23)

     10.100 LLC Agreement, dated April 2, 2002, between Technical Resources, Inc. (a wholly owned subsidiary of Nuvotec, Inc.) and Commodore Government Environmental Technologies, Inc. (23)

     10.101 Forbearance Agreement dated April 1, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd. (24)

     10.102 Forbearance Agreement dated April 1, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management.
                  (24)

     10.103 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated April 29, 2002, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss. (24)

     10.104 Forbearance Agreement dated May 13, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd. (24)

     10.105 Forbearance Agreement dated May 13, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management.
                  (24)

     10.106 Forbearance Agreement dated June 13, 2002, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd. (24)

     10.107 Forbearance Agreement dated June 13, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management.
                  (24)

     10.108 Settlement Agreement dated August 19, 2002 by and among Commodore Applied Technologies, Inc., Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale.
                  (24)

     10.109 Liability Release Agreement dated August 19, 2002 by Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale to Commodore Applied Technologies, Inc. (24)

     10.110 Liability Release Agreement dated August 19, 2002 by Commodore Applied Technologies, Inc. to Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale. (24)

     10.111 Amended and Restated Promissory Note, dated October 2, 2002, issued to Shelby T. Brewer in the principal amount of $250,000. (24)

     10.112 Warrant to purchase 1,000,000 shares of common stock of Commodore Applied Technologies, Inc. issued to Shelby T. Brewer. (24)

     10.113 Registration Rights Agreement, dated October 2, 2002 issued to Shelby T. Brewer. (24)

     10.114 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated November 18, 2002, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss. (24)

     10.115 Warrant to purchase 222,222 shares of common stock of the Company issued to Klass Partners. (24)

     10.116 Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers Associates. (24)

     10.117 Warrant to purchase 41,667 shares of common stock of the Company issued to Jon Paul Hannesson. (24)

     10.118 Warrant to purchase 41,666 shares of common stock of the Company issued to Krista S. Hannesson. (24)

     10.119 Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A. Weiss. (24)

     10.120 Warrant to purchase 500,000 shares of common stock of the Company issued to Klass Partners. (24)

     10.121 Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers Associates. (24)

     10.122 Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul Hannesson. (24)

     10.123 Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S. Hannesson. (24)

     10.124 Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A. Weiss. (24)

     10.125 Conversion Notice, dated March 14, 2003 between S. Brewer Enterprises, Inc. and the Company for the conversion of $250,000 of the Restated Brewer Note. (24)

     *10.126 Warrant to purchase 500,000 shares of common stock of the Company issued to Dr. Marion Danna.

     *10.127 Warrant to purchase 27,355,800 shares of common stock issued to Blum Asset Trust.

     *10.128      Forbearance   Agreement   dated  February  1,  2004,   between
                  Commodore Applied Technologies, Inc., and Milford Capital & Management.

     *10.129 Warrant to purchase 250,000 shares of common stock of the Company issued to Milford Capital & Management.

     *10.130 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated February 15, 2004, by and among the Company, Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss.

     *10.131 Warrant to purchase 222,222 shares of common stock of the Company issued to Klass Partners.

     *10.132 Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers Associates.

     *10.133 Warrant to purchase 41,667 shares of common stock of the Company issued to Jon Paul Hannesson.

     *10.134 Warrant to purchase 41,667 shares of common stock of the Company issued to Krista S. Hannesson.

     *10.135 Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A. Weiss.

     *10.136 Warrant to purchase 500,000 shares of common stock of the Company issued to Klass Partners.

     *10.137 Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers Associates.

     *10.138 Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul Hannesson.

     *10.139 Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S. Hannesson.

     *10.140 Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A. Weiss.

     *10.141 Warrant to purchase 444,444 shares of common stock of the Company issued to Klass Partners.

     *10.142 Warrant to purchase 333,334 shares of common stock of the Company issued to Mathers Associates.

     *10.143 Warrant to purchase 83,332 shares of common stock of the Company issued to Jon Paul Hannesson.

     *10.144 Warrant to purchase 83,332 shares of common stock of the Company issued to Krista S. Hannesson.

     *10.145 Warrant to purchase 55,556 shares of common stock of the Company issued to Stephen A. Weiss.

     *10.146 Series E Convertible Preferred automatic conversion date extension dated March 10, 2004, between the Company and The Shaar Fund, Ltd.

     *10.147 Series F Convertible Preferred automatic conversion date extension dated April 9, 2004, between the Company and The Shaar Fund, Ltd.

     *10.148 Dividend Forgiveness letter dated April 9, 2004, between the Company and The Shaar Fund, Ltd.

     16.1         Letter regarding change in certifying accountant. (12)

     16.2         Letter regarding change in certifying accountant. (17)

     *21.1        Subsidiaries of the Company.

     *31.1        Certification  Pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002

     *31.2        Certification  Pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002

     *32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     *32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

     (24) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on April 15, 2003 (File No. 1-11871).

Reports on Form 8-K:
--------------------

     1. The Company filed a Current Report on Form 10-K, dated April 22, 2003, regarding a press release issued by the Company announcing its 2002 year end earnings.

     2. The Company filed a Current Report on Form 8-K, dated May 19, 2003, regarding a press release issued by the Company announcing its 2003 1st quarter earnings.

     3. The Company filed a Current Report on Form 8-K, dated August 13, 2003, regarding a press release issued by the Company announcing its 2003 2nd quarter earnings.

     4. The Company filed a Current Report on Form 8-K, dated November 17, 2003, regarding a press release issued by the Company announcing its 2003 3rd quarter earnings.

SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2004               COMMODORE APPLIED TECHNOLOGIES, INC.

                                    By: /s/ James M. DeAngelis
                                    -------------------------------------
                                    James M. DeAngelis, Senior Vice
                                    President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Shelby T. Brewer         Chairman of the Board and Chief      April 14, 2004
------------------------     Executive Officer (principal
Shelby T. Brewer             executive officer)


/s/ James M. DeAngelis       Senior Vice President and Chief      April 14, 2004
------------------------     Financial Officer (principal
James M. DeAngelis           financial officer)


/s/ Bentley J. Blum          Director                             April 14, 2004
------------------------
Bentley J. Blum


/s/ Frank E. Coffman         Director                             April 14, 2004
------------------------
Frank E. Coffman


/s/ Paul E. Hannesson        Director                             April 14, 2004
------------------------
Paul E. Hannesson


/s/ O. Mack Jones            Director                             April 14, 2004
------------------------
O. Mack Jones


/s/ Michael P. Kalleres      Director                             April 14, 2004
------------------------
Michael P. Kalleres


/s/ William A. Wilson        Director                             April 14, 2004
------------------------
William A. Wilson

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         The Company sent to its security holders an annual report and proxy material during the 2003 fiscal year.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2003 and 2002

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                                           Index

--------------------------------------------------------------------------------





                                                                          Page
                                                                          ----


Commodore Applied Technologies, Inc.

     Independent Auditors' Report                                          F-1


     Consolidated Balance Sheet as of December 31, 2003 and 2002           F-2


     Consolidated Statements of Operations for the years ended
       December 31, 2003, 2002 and 2001                                    F-3


     Consolidated Statements of Stockholders' (Deficit) Equity for
       the years ended December 31, 2003, 2002 and 2001                    F-4


     Consolidated Statements of Cash Flows for the years
       ended December 31, 2003, 2002 and 2001                              F-7


     Notes to Consolidated Financial Statements                           F-11

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Commodore Applied Technologies, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years ended December 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

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






Salt Lake City, Utah
January 29, 2004, except for Notes 9 and 19, which are dated April 14, 2004

                           Commodore Applied Technologies, Inc.and Subsidiaries
                                                     Consolidated Balance Sheet

                                                     December 31, 2003 and 2002
                                            (Amounts in thousands except shares)
--------------------------------------------------------------------------------

        Assets                                        2003           2002
        ------                                     -----------------------------

Current assets:
  Cash and cash equivalents                        $           -   $         59
  Accounts receivable, net                                    71             96
  Prepaid assets and other current assets                     13            163
                                                   -----------------------------
        Total current assets                                  84            318

Property and equipment, net                                  142            358

Intangible assets:
  Patents and completed technology, net of
    accumulated amortization of $80 and $40,
    respectively                                              20             60
                                                   -----------------------------
        Total intangible assets                               20             60
                                                   -----------------------------
        Total assets                               $         246   $        736
                                                   -----------------------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Checks written in excess of cash                 $          13   $          -
  Accounts payable                                         1,031          1,077
  Related party payable                                      278             80
  Line of credit                                              64              -
  Notes payable, net                                           -            714
  Other accrued liabilities                                3,937          2,723
                                                   -----------------------------
        Total current liabilities                          5,323          4,594

Long-term debt                                             1,575            431
                                                   -----------------------------
        Total liabilities                                  6,898          5,025
                                                   -----------------------------

Commitments and contingencies

Stockholders' deficit:
  Convertible Preferred Stock, Series E, F
   and H, par value $.001 per share,
   aggregate liquidation value of $4,142
   and $6,716 at December 31, 2003 and 2002,
   respectively, 5% to 12% cumulative
   dividends for Series E and F, 3%
   dividends for Series H, 1,561,700 shares
   authorized, 1,033,700 shares and
   1,213,700 shares issued and outstanding
   at December 31, 2003 and 2002,
   respectively                                                1              1
  Common Stock, par value $.001 per share,
   300,000,000 shares authorized,
   117,702,133 shares and 59,027,062 shares
   issued and outstanding, at December 31,
   2003 and 2002, respectively                               118             59
  Additional paid in capital                              67,664         67,129
  Accumulated deficit                                    (74,172)       (71,215)
                                                   -----------------------------
                                                          (6,389)        (4,026)

Treasury stock, 3,437,500 shares                            (263)          (263)
                                                   -----------------------------
        Total stockholders' deficit                       (6,652)        (4,289)
                                                   -----------------------------
                                                   $         246   $        736
                                                   -----------------------------

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


                                                                    COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                        AND SUBSIDIARIES
                                                                    Consolidated Statement of Operations

                                                            Years Ended December 31, 2003, 2002 and 2001
                                                            (Amounts in thousands except per share data)
--------------------------------------------------------------------------------------------------------

                                                               2003            2002           2001
                                                          ----------------------------------------------
Revenue                                                   $          660   $      3,710   $       4,590

Costs and expenses:
  Cost of revenues                                                   811          2,108           3,369
  Research and development                                            70            297             423
  General and administrative                                       1,700          1,792           2,420
  Depreciation and amortization                                      267            314             658
  Impairment of machinery                                              -              -             776
  Impairment of patents                                                -              -             627
                                                          ----------------------------------------------

        Total operating expenses                                   2,848          4,511           8,273
                                                          ----------------------------------------------

        Loss from operations                                      (2,188)          (801)         (3,683)

Other income (expense):
  Interest income                                                      -              -              38
  Interest expense                                                  (769)          (104)           (226)
  Equity in losses of unconsolidated subsidiary                        -              -            (295)
                                                          ----------------------------------------------

        Loss from continuing operations
        before provision for income taxes                         (2,957)          (905)         (4,166)

Income tax benefit                                                     -              -               -
                                                          ----------------------------------------------

        Loss from continuing operations                           (2,957)          (905)         (4,166)

Loss on disposal of discontinued operations                            -         (4,134)              -

Loss from discontinued operations                                      -           (933)         (2,388)
                                                          ----------------------------------------------

        Net loss                                          $       (2,957)  $     (5,972)  $      (6,554)
                                                          ----------------------------------------------

Net loss per share from continuing operations -
  basic and diluted                                       $        (0.04)  $      (0.02)  $       (0.08)
Net (loss) gain per share from discontinued operations -
basic and diluted                                         $            -   $      (0.09)  $       (0.05)
                                                          ----------------------------------------------
Total net loss per share - basic and diluted              $        (0.04)  $      (0.11)  $       (0.13)
                                                          ----------------------------------------------

Number of weighted average shares outstanding                     92,035         57,775           53,241
                                                          ----------------------------------------------

--------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                F-3

                                                                                          Commodore Applied Technologies, Inc.
                                                                                                              and Subsidiaries
                                                                                Consolidated Statement of Stockholders' Equity

                                                                               Years Ended December 31, 2003 and 2002 and 2001
                                                                                          (Amounts in thousands except shares)
------------------------------------------------------------------------------------------------------------------------------


                                         Preferred Stock       Common Stock      Additional
                                        ----------------------------------------  Paid-In      Accumulated    Treasury
                                         Shares    Amount    Shares     Amount    Capital      Deficit         Stock     Total
                                        --------------------------------------------------------------------------------------
Balance, January 1, 2001                  556,700   $  1    48,330,385   $   48   $   66,495   $  (58,689)   $    -   $ 7,855

Conversion of series E and F
preferred stock into common stock        (115,000)    (1)    4,072,225        4           (3)           -         -         -

Sale of common stock for cash                   -      -     1,973,077        2          146            -         -       148

Sale of warrants for cash                       -      -             -        -          105            -         -       105

Conversion of debt to common stock              -      -     1,041,667        1          249            -         -       250

Issuance of warrants in
financing agreements                            -      -             -        -          175            -         -       175

Preferred stock dividends                       -      -             -        -         (408)           -         -      (408)

Net loss                                        -      -             -        -            -       (6,554)        -    (6,554)
                                        --------------------------------------------------------------------------------------

Balance, December 31, 2001                441,700      -    55,417,354       55       66,759      (65,243)        -     1,571

Conversion of series E and F
preferred stock into common stock         (28,000)     -     2,496,423        3           (3)           -         -         -

Issuance of common stock as payment of
preferred stock dividends                       -      -     1,113,285        1          136            -         -       137



------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements                                       F-4

                                                                                          Commodore Applied Technologies, Inc.
                                                                                                              and Subsidiaries
                                                                                Consolidated Statement of Stockholders' Equity
                                                                                                                     Continued

-----------------------------------------------------------------------------------------------------------------------------


                                         Preferred Stock       Common Stock      Additional
                                        ----------------------------------------  Paid-In      Accumulated    Treasury
                                         Shares    Amount    Shares     Amount    Capital      Deficit         Stock     Total
                                        --------------------------------------------------------------------------------------
Issuance of preferred H Stock pursuant
to disposition of DRM                     800,000      1             -        -          799            -         -       800

Treasury stock, 5,937,500 shares,
received from shareholders of DRM
pursuant to the disposition of DRM              -      -             -        -            -            -      (463)     (463)

Issuance of 2,500,000 shares of
treasury stock as payment of related
party payable                                   -      -             -        -          (75)           -       200       125

Preferred stock dividends                       -      -             -        -         (528)           -         -      (528)

Issuance of warrants to officer of the
Company to extend note payable                  -      -             -        -           41            -         -        41

Net loss                                        -      -             -        -            -       (5,972)        -    (5,972)
                                        --------------------------------------------------------------------------------------

Balance, December 31, 2002              1,213,700      1    59,027,062       59       67,129      (71,215)     (263)   (4,289)

Conversion of series E and F
preferred stock into common stock        (180,000)     -    43,366,669       44          (44)           -         -         -

Issuance of common stock as payment of
preferred stock dividends                       -      -     2,118,560        2          180            -         -       182

Conversion of debt to common stock              -      -    13,189,842       13          271            -         -       284


------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements                                       F-5

                                                                                          Commodore Applied Technologies, Inc.
                                                                                                              and Subsidiaries
                                                                                Consolidated Statement of Stockholders' Equity
                                                                                                                     Continued

------------------------------------------------------------------------------------------------------------------------------


                                         Preferred Stock       Common Stock      Additional
                                        ----------------------------------------  Paid-In      Accumulated    Treasury
                                         Shares    Amount    Shares     Amount    Capital      Deficit         Stock     Total
                                        --------------------------------------------------------------------------------------
Issuance of warrants for:
Payment of accounts payable                     -      -             -        -            3            -         -         3
Services                                        -      -             -        -          198            -         -       198
Extension of debt                               -      -             -        -          301            -         -       301

Preferred stock dividends                       -      -             -        -         (374)           -         -      (374)

Net loss                                        -      -             -        -            -       (2,957)        -    (2,957)
                                        --------------------------------------------------------------------------------------

Balance, December 31, 2003              1,033,700   $  1   117,702,133   $  118   $   67,664   $  (74,172)   $ (263)  $(6,652)
                                        --------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements                                       F-6

                                                                    Commodore Applied Technologies, Inc.
                                                                                        and Subsidiaries
                                                                    Consolidated Statement of Cash Flows

                                                           Years Ended December 31, 2003, 2002, and 2001
                                                (Amounts in thousands, except shares and per share data)
--------------------------------------------------------------------------------------------------------


                                                                2003            2002           2001
                                                          ----------------------------------------------
 Cash flows from operating activities:
  Net loss                                                $       (2,957)  $     (5,972)  $      (6,554)
  Add: net loss (income) from discontinued operations                  -            933           2,388
  Add: net loss from disposal of discontinued operations               -          4,134               -
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                   267            314             658
     (Gain) loss on disposition of property and equipment              -            (35)              -
     Imputed interest expense                                          -              -             167
     Impairment of machinery                                           -              -             776
     Impairment of patents                                             -              -             627
     Loss from unconsolidated subsidiary                               -              -             295
     Amortization of debt discount                                    35              6             187
     Issuance of warrants for services                               198              -               -
     Issuance of warrants for extension of debt                      301              -               -
     Changes in assets and liabilities:
        Accounts receivable, net                                      25            503           2,964
        Prepaid assets                                               150             24              97
        Net assets of component DRM                                    -            (83)         (1,559)
        Checks written in excess of cash                              13              -               -
        Accounts payable and accrued liabilities                   1,013             53             919
                                                          ----------------------------------------------
          Net cash provided by (used in)
          operating activities                                      (955)          (123)            965

Cash flows from investing activities:
  Equipment purchased or constructed                                 (11)             -             (51)
  Advances from (to) related parties, net                            198             45             (87)
                                                          ----------------------------------------------
          Net cash provided by (used in)
          investing activities                                       187             45            (138)


--------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                F-7

                                                                    Commodore Applied Technologies, Inc.
                                                                                        and Subsidiaries
                                                                    Consolidated Statement of Cash Flows
                                                                                               Continued

--------------------------------------------------------------------------------------------------------


                                                                2003            2002           2001
                                                          ----------------------------------------------
Cash flows from financing activities:
  Proceeds from sale of common stock and warrants                      -              -             253
  (Repayments)/borrowings under line of credit                        64           (108)         (1,351)
  Borrowings on debt and warrants                                    776            431           1,090
  Payments on long-term debt and notes payable                      (131)          (356)         (1,228)
                                                          ----------------------------------------------
          Net cash provided by (used in)
          financing activities                                       709            (33)         (1,236)
                                                          ----------------------------------------------

          Net change in cash and cash equivalents                    (59)          (111)           (409)

Cash and cash equivalents at beginning of year                        59            170             579
                                                          ----------------------------------------------

Cash and cash equivalents at end of year                  $            -   $         59   $         170
                                                          ----------------------------------------------



Supplemental disclosure of cash flow information:

     Cash paid during the year for:

              Interest                                    $           10   $        281   $         158
                                                          ----------------------------------------------

              Income taxes                                $            -   $          -   $           -
                                                          ----------------------------------------------


--------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                F-8

                                            Commodore Applied Technologies, Inc.
                                                                and Subsidiaries
                                            Consolidated Statement of Cash Flows
                                                                       Continued

--------------------------------------------------------------------------------

Non-Cash Investing and Financing Activities:

2003
----

         o The Company recorded $374 of unpaid dividends to holders of preferred stock, and paid $182 of the unpaid dividends by issuance of 2,118,560 shares of common stock.

         o The Company converted debt of $250 and accrued interest of $34 by issuance of 13,189,842 shares of common stock.

         o The Company issued 50,000 warrants valued at $3 as payment of accounts payable.

         o The Company issued to a member of the board of directors 27,355,800 warrants valued at $470 for forbearance of debt ($272) and services ($198).

         o The Company issued 1,000,000 new warrants and re-priced and extended 1,500,000 warrants to forbear payments on and extend notes payable, resulting in a debt discount of $30.

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

2001
----

         o A debt holder converted $250 of debt to 1,041,667 shares of common stock

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

                                           Commodore Applied Technologies, Inc.
                                                                and Subsidiaries
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2003 and 2002
                                  (In thousands except share and per share data)
--------------------------------------------------------------------------------

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

                        Principles of Consolidation
                        The consolidated financial statements include the accounts of Applied and its majority-owned subsidiaries. Dispute Resolution Management, Inc. is included as discontinued operations from August 30, 2000 (date of acquisition) through May 16, 2002 (date of dissolution) (see Note 6). During the year ended December 31, 2002, Applied disposed of DRM, and recorded the related loss on the disposal of DRM. Applied has presented its financial statements to reflect the operations of DRM as discontinued operations.

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

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Principles of Consolidation - Continued
     Significant        The investment in  Teledyne-Commodore,  LLC, a 50% owned
     Accounting         joint venture with  Teledyne  Environmental,  Inc.,  was
     Policies           accounted  for  under  the  lower of cost or  market  at
     Continued          December 31, 2000 as operations  had ceased.  During the
                        year ended December 31, 2001, the joint venture was dissolved, and Applied's share of the related loss was included in losses of unconsolidated subsidiaries.

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

                        Sales to major customers which exceeded 10 percent of revenues are as follows:

                                            Years Ended December 31,
                                   ------------- -------------- ---------------
                                       2003          2002            2001
                                   ------------- -------------- ---------------

                       Customer A     $       -  $       2,622  $        3,252
                       Customer B     $     350  $         784  $        1,148
                       Customer C     $     218  $           -  $            -
                       Customer D     $      75  $           -  $            -


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Risk and Uncertainty
     Significant        Applied's   operations   involving  the  separation  and
     Accounting         destruction  of PCBs  requires  a  permit  from the EPA.
     Policies           Applied  had a valid  nationwide  permit  related to the
     Continued          treatment  of PCBs in  certain  substances.  The  permit
                        expired September 15, 2001. Applied is currently in the process of applying for a renewal of the permit. Until the permit is reviewed and allowed, Applied, or its client, must post a closure bond specific to the amount of any contracts that utilize Applied's destruction technology related to the treatment of PCB's.

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

                        Intangible Assets
                        Completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories, Inc. ("Labs"). Completed technology and patents are being amortized on a straight-line basis over their estimated .5 year lives remaining at December 31, 2003.

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


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Revenue Recognition
     Significant        Substantially all of Applied's  revenues from continuing
     Accounting         operations are generated by its subsidiary, CASI. CASI's
     Policies           revenues consist of engineering and scientific  services
     Continued          performed for the U.S.  Government and prime contractors
                        that serve the U.S. Government under a variety of contracts, most of which provide for unit prices.
                        Revenue under unit price contracts are recorded when the services are provided.

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

                        DRM's revenue is recognized on retainers according to the terms of each contract. Revenue is recognized on contingent success fees as each dispute with each insurer is resolved and a binding settlement agreement has been executed by all parties. All revenues associated with DRM have been classified in Applied's current financial statements in discontinued operations. Applied disposed of its ownership of DRM on May 16, 2002 (see Note 6).

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

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Income Taxes
     Significant        Income taxes are determined in accordance with Statement
     Accounting         of Financial  Accounting  Standards  ("SFAS") 109, which
     Policies           requires  recognition of deferred income tax liabilities
     Continued          and assets for the expected  future tax  consequences of
                        events  that  have  been   included  in  the   financial
                        state-ments or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to re-verse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

                        Stock-Based Compensation
                        At December 31, 2002, Applied has one stock-based employee compensation plan, which is described more fully in Note 12. Applied accounts for its plans under the recognition and measurement prin-ciples of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price that equaled or exceeded the market value of the underlying common stock on the date of grant. In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable op-tions and will be revalued each quarter to determine the effect on operations, if any. The following table illustrates the effect on net loss per share if Applied had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Years Ended December 31,
                                                --------------------------------
                                                    2003       2002       2001
                                                --------------------------------

 Net loss, as reported                          $  (2,597) $  (5,972) $  (6,554)
 Deduct:  Total stock- based employee
 compen-sation expense determined under fair
 value based method for all awards, net of
 related
 tax effects                                       (1,544)      (500)      (256)
                                                --------------------------------

 Pro forma net loss                             $  (4,141) $  (6,472) $  (6,810)
                                                --------------------------------

 Loss per share:
    Basic and diluted - as reported             $    (.04) $    (.11) $    (.13)
                                                --------------------------------
    Basic and diluted - pro forma               $    (.04) $    (.12) $    (.14)
                                                --------------------------------

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Fair Value of Financial Instruments
     Significant        The fair value of financial instruments is determined by
     Accounting         reference  to various  market  data and other  valuation
     Policies           techniques as appropriate.  Accounts  receivable,  notes
     Continued          receivable,  cash  equivalents,  long  term debt and the
                        line of credit are financial instruments that are subject to possible material market variations from the recorded book value. Applied has reflected in the financial statements debt discounts which are being amortized over the estimated lives of the obligations.
                        The debt discounts bring the obligations to a market rate of interest. The fair value of these financial instruments approximate the recorded book value as of December 31, 2003 and 2002.

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

2.   Going              The accompanying  consolidated financial statements have
     Concern            been  prepared  under the  assumption  that Applied will
                        continue   as   a   going   concern.   Such   assumption
                        contemplates   the   realization   of  assets   and  the
                        satisfaction  of  liabilities  in the  normal  course of
                        business.   As  shown  in  the  consolidated   financial
                        statements,  Applied incurred losses for the years ended
                        December 31, 2003, 2002 and 2001. Applied also has a working capital deficit at December 31, 2003. The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

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

3.   Receivables        The components  of  Applied's  trade  receivables are as
                        follows as of December 31:

                                                       2003            2002
                                                --------------------------------

 Contract receivables                           $           143  $          272

 Less:  Allowance for doubtful accounts
   and potential disallowances                              (72)           (176)
                                                --------------------------------

          Total receivables, net                $            71  $           96
                                                --------------------------------

                        Substantially all of CASI trade receivables are pledged to collateralize its line of credit (see Note 8).

4.   Property           Property and equipment consist of the following:
     and
     Equipment                             Average          December 31
                                         Useful Life     2003        2002
                                        --------------------------------------

 Machinery and equipment                      3           $   573     $   615
 Furniture and fixtures                       5                58         223
 Computer equipment                           4               213         510
 Leasehold improvements                       5                 -          19
                                                      ------------------------

                                                              844       1,367
 Less:  accumulated depreciation
   and amortization                                          (702)     (1,009)
                                                      ------------------------

   Total property and equipment                           $   142     $   358
                                                      ------------------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Property           During the year ended  December  31, 2001 an  impairment
     and                loss  of  $776  was  recorded   against  the   machinery
     Equipment          equipment.
     Continued

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

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Acquisition            c)       Five-year  warrants  to purchase  up  to an
     and                             aggregate  of 1.0 million shares of Applied
     Dissolution                     common stock at an exercise price of  $2.00
     of Dispute                      per share.
     Resolution
     Management             d)       Quarterly  earn-out distributions  equal to
     Continued                       35% of the  cash  flow of DRM over an earn-
                                     out  period  commencing  as of September 1,
                                     2000 and ending December 31, 2005.  Applied
                                     had agreed that if DRM  had not distributed
                                     to  these  shareholders  a   total  of  $10
                                     million in cash in earn-out payments by December 31, 2003, Applied would make up the difference between $10 million and the actual cash distributed. This difference could have been paid in cash or Applied common shares at Applied's sole discretion.

                        Applied had an absolute and irrevocable obligation to repurchase, by the end of the option period, that number of 9.5 million shares of Applied common stock necessary to provide the holders of those shares with a total of $14.5 million. It was Applied's intention to exercise its option to reacquire these shares during the period and sell these shares to generate the cash necessary to meet the $14.5 million obligation. The obligation was recorded as a note payable and interest had been imputed on the note payable to record debt at the time of acquisition of $13,122.

                        The former owners of DRM entered into five-year employment agreement with DRM providing for starting salaries of $262 per year, with annual increases of not more than 5%. In addition, these individuals entered into five-year non-competition agreements with DRM.

                        Applied valued the consideration given as follows:


   9.5 million option common shares                          $         13,122
   5.0 million common shares                                            5,469
   1.0 million common shares                                            1,094
   Warrants to purchase 1.0 million shares                                959
   Future payment guarantee                                            10,000
   Imputed interest on future payment guarantee                       (2,588)
                                                             -----------------

            Total                                            $         28,056
                                                             -----------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Acquisition        DRM's  equity  at the  date  of  acquisition  was  $414.
     and                Applied's 81% share of this equity was $336.
     Dissolution
     of Dispute         Applied    recorded   the    difference    between   the
     Resolution         consideration  given of $28,056 and its ownership in DRM
     Management         equity of $336 as follows:
     Continued
                        Covenants not to compete            $          2,625
                         Goodwill                                      25,095
                                                             -----------------

                                  Total                      $         27,720
                                                             -----------------

                        Covenants not to compete were being amortized over their 5 year life. Prior to January 1, 2002, goodwill was being amortized over 20 years.

                        On May 16, 2002, a Notice of Default and Right to Pursue Remedies (the "Notice") was issued to Applied by William
                        J. Russell and Tamie B. Speciale (the "Pledgees") claiming that Applied was in default under the Stock
                        Purchase Agreement (the "Agreement"), between Applied and DRM and the related Stock Pledge Agreement (the "Stock Pledge"). As of May 16, 2002, Applied no longer owned an 81% interest in DRM.

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


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Acquisition        Additionally,  Applied issued 800,000 shares of Series H
     and                Preferred  stock (the "Series H  Preferred"),  par value
     Dissolution        $0.001 per share,  each such share of Series H Preferred
     of Dispute         having a stated value of $1 per share,  to DRM,  Russell
     Resolution         and Speciale as part of the DRM Settlement  Agreement as
     Management         of September 30, 2002 for  satisfaction of the remaining
     Continued          liabilities relating to the purchase and working capital
                        of DRM. The Series H Preferred shall have the following rights, privileges, and limitations:

                            a) The conversion feature shall be exercisable on June 30, 2003. No conversion has been exercised as of December 31, 2003.

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



--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Other               Other accrued liabilities consist of the following:
     Accrued
     Liabilities
                                                    2003           2002
                                                ------------------------------

 Dividend payable                               $       1,405 $         1,210
 Compensation and employee benefits                     1,373             842
 Accrued interest                                         351             155
 Loss reserve                                             313             238
 Forbearance and exit fees                                219               -
 Related parties                                          185             185
 Other                                                     91              93
                                                ------------------------------

                                                $       3,937 $         2,723
                                                ------------------------------

8.   Line               At  December  31,  2003 and 2002,  CASI had a $64 and $0
     of                 outstanding balance,  respectively,  on a revolving line
     Credit             of  credit.  The line of credit is not to exceed  85% of
                        eligible  receivables or $2,500 and is due November 2004
                        with interest  payable monthly at prime plus 2.0 percent
                        (6%  at  December   31,   2003).   The  credit  line  is
                        collateralized  by the assets of CASI and is  guaranteed
                        by  Applied.   The  line  of  credit  contains   certain
                        financial covenants and restrictions including minimum ratios that CASI must satisfy.

9.   Notes              Notes  payable  and   long-term   debt  consist  of  the
     Payable and        following at December 31:
     Long-Term
     Debt                                              2003           2002
                                                  ------------------------------

  Notes payable to individuals with interest at
  15%, due in aggregate monthly installments,
  beginning in July 2001, of $83,33 plus
  interest, maturing through August 2002.  In
  connection with the notes, Applied in 2001
  issued warrants to purchase 333,334 shares of
  stock which were valued at $70,000 and
  recorded as a discount on the notes, which was
  fully amortized at 2003 and 2002.  250,000
  warrants valued at $4 were issued in February
  2004 to extend these notes through December
  31, 2005.                                       $        1,351 $          583




--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Notes
     Payable and
     Long-Term
     Debt
     Continued

 Notes payable to individuals with interest at
 12%, originally due February 13, 2001 and
 extended until May 31, 2002, and then until
 January 1, 2004 during 2002, and then until
 January 15, 2005 upon the re-pricing and
 extension of 1,500,000 related warrants and an
 additional 1,000,000 warrants.  A discount of
 $30 was recorded as of December 31, 2003 for
 the value of re-priced and additional
 warrants.  The note is secured by accounts
 receivable.                                                 254            216

 Note payable to an officer of Applied with
 interest at 9.75%.  The note is unsecured and
 is convertible into common stock of Applied at
 the market rate of the common stock.  During
 2001 the officer converted $250,000 of the note
 for 1,041,667 shares of common stock.  During
 2003 the officer converted the remaining
 $250,000 of the note for 13,189,842 shares of
 common stock.                                                 -            250

 Notes payable to an insurance company with
 interest at 8.18%, secured by an insurance
 contract and due November 2003                                -            131

 Unamortized discount for warrants                           (30)           (35)
                                                  ------------------------------

                                                           1,575          1,145

 Less current maturities                                       -            714
                                                  ------------------------------

                                                  $        1,575 $          431
                                                  ------------------------------


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

                        The provision for income taxes for the years ended December 31 results in an effective tax rate which differs from federal income tax rates as follows:

                                          2003         2002          2001
                                      -----------------------------------------

 Expected tax benefit at federal
   statutory rate                     $     (1,005) $     (2,030) $     (2,228)
 State income tax benefit, net of
   federal income tax benefit                 (177)         (358)         (393)
 Interest accretion                              -            24           753
 Other                                         180           604           226
 Disposition of discontinued
   operations                                    -         1,654             -
 Change in valuation allowance               1,002           106         1,642
                                      -----------------------------------------
      Income tax benefit              $          -  $          -  $          -
                                      -----------------------------------------

                        The components of the net deferred tax as of December 31, are as follows:

                                                        2003          2002
                                                    ---------------------------

      Reserve for uncollectable
        receivables and potential
        disallowances                               $        160 $         153
      Net operating loss carryforward                     12,437        11,320
      Impairment charges                                   1,933         2,225
      Other                                                    -          (170)
                                                    ---------------------------

                                                          14,530        13,528

 Valuation allowance                                     (14,530)      (13,528)
                                                    ---------------------------

          Net deferred taxes                         $         - $           -
                                                    ---------------------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Income             Applied conducts a periodic examination of its valuation
     Taxes              allowance.  Factors considered in the evaluation include
     Continued          recent  and  expected   future  earnings  and  Applied's
                        liquidity and equity positions. As of December 31, 2003 and 2002, Applied has established a valuation allowance for the entire amount of net deferred tax assets.

                        Applied has net operating loss ("NOL") carryforwards at December 31, 2003 of approximately $34,000 which expire in years 2010 through 2023. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.

11.  Stockholders'      Series E Convertible Preferred Stock
     Equity             Effective  November  4,  1999,  Applied  issued  335,000
                        shares of Series E Convertible Preferred Stock with a stated value of $10 per share.

                        This stock has a dividend rate of 12% per annum through April 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock has a special dividend at the rate of 7.5% per annum which began to accrue on May 1, 2000 and continues to accrue until paid, payable on May 1, 2001. The Company accrued $207, $341 and $178 of dividends in 2003, 2002 and 2001, respectively, and issued 1,566,989 shares common stock to pay $142 of accrued dividends in 2003, respectively.

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

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Stockholders'      Series E Convertible Preferred Stock - Continued
     Equity             During the years  ended  December  31, 2003 and 2002 and
     Continued          2001,  162,500  and 0 and  22,000  shares  of  Series  E
                        Convertible   Preferred   Stock  were   converted   into
                        40,916,155  and 0 and 1,256,713  shares of common stock,
                        respectively.  As of December 31, 2003 there are 115,500
                        shares  of   Series  E   Convertible   Preferred   Stock
                        outstanding.

                        Series F Convertible Preferred Stock
                        In March 2000, Applied issued 266,700 shares of Series F Convertible Preferred Stock with a stated value of $10 per share. Transaction costs on the issuance totaled $230 resulting in net proceeds to Applied of $1,771.

                        The stock has a dividend rate of 12% per annum through September 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock has a special dividend at the rate of 7.5% per annum which began to accrue October 1, 2000 and continues to accrue until paid, payable on October 1, 2001. The Company accrued $143, $178 and $230 of dividends in 2003, 2002 and 2001, respectively, and issued 551,571 shares and 1,113,285 shares of common stock to pay $40 and $137 of accrued dividends in 2003 and 2002, respectively.

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


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Stockholders'      Series F Convertible Preferred Stock - Continued
     Equity             During the years  ended  December  31, 2003 and 2002 and
     Continued          2001,  17,500 shares and 28,000 shares and 93,000 shares
                        of Series F Convertible  Preferred  Stock were converted
                        to 2,450,514  shares and 2,496,423  shares and 2,815,512
                        shares  of  common  stock,  respectively.   Applied  has
                        118,200 shares of Series F convertible stock outstanding at December 31, 2003.

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

                            e) The Series H Preferred shall have a non-cumulative annual dividend of 3%, payable in cash or Series H Preferred within 30 days of the end of Applied's fiscal year, at Applied's election. Dividends of $24 and $9 were accrued during 2003 and 2002, respectively.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Stockholders'      Series H Convertible Preferred Stock - Continued
     Equity
     Continued              f)     The   Series  H   Preferred   shall   not  be
                                   transferable.

                        The holders of all series of convertible preferred stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the convertible preferred stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. Upon liquidation, dissolution or winding up of Applied, holders of Series E and Series F Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $10.00 per share before any distribution to holders of the Common Stock or any capital stock ranking junior to the Series E Convertible Preferred Stock. There has been no shares of Series H Preferred stock converted into common shares as of December 31, 2003.

                        Cumulative unpaid dividends on Preferred Stock is $1,405 and $1,210 at December 31, 2003 and 2002.

12.  Stock Options      Applied  has  adopted  the  intrinsic  value  method  of
     and Stock          accounting  for stock options and warrants  under APB 25
     Warrants           with footnote disclosures of the pro forma effects as if
                        the FAS 123 fair value method had been adopted. See Note
                        1 for the pro forma effect on net loss per share if Applied had applied the fair value recognition provision of FAS 123.

                        FAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon the following assumptions about the underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is 218%, the expected risk-free rate of return is 3.2 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.

                        Stock options issued during the years ended December 31, 2003, 2002 and 2001 had an average value of $.02, $.07 and $.28, respectively.


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Stock Options      Stock Options
     and Stock          In December 1998,  Applied adopted its 1998 Stock Option
     Warrants           Plan  pursuant  to  which   officers,   directors,   key
     Continued          employees  and/or  consultants  of Applied  can  receive
                        non-qualified   stock  options  to  purchase  up  to  an
                        aggregate  5,000,000  shares of Applied's  Common Stock.
                        During  1999 and 2000  Applied  increased  the number of
                        shares   authorized   by  5,000,000   shares  each  year
                        resulting in 15,000,000 shares currently available under the 1998 stock option plan. Exercise prices applicable to stock options issued under this Plan represent no less than 100% of the fair value of the underlying common stock as of the date of grant. Stock options granted under the plan may vest immediately or for any period up to five years.

                        In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable options and will be revalued each quarter to determine the effect on operations, if any. There is no variable option expense recognized during 2003 as the variable options' exercise price exceeded the fair market value of the Company's stock.

                        A summary of the status of options granted under and outside of the Plan as of December 31, 2003, 2002 and 2001 and changes during the periods then ended is presented below:

                       2003                 2002                 2001
              -----------------------------------------------------------------
                Shares    Weighted    Shares   Weighted    Shares   Weighted
                           Average              verage               verage
                          Exercise             Axercise             Axercise
                            Price              E Price              E Price
              -----------------------------------------------------------------

 Options
 outstanding
 - beginning
 of year       10,204,593 $     0.24  7,266,908 $    0.84  7,529,056  $   0.86
   Granted     77,081,358       0.03  9,847,218      0.07    920,000      0.28
   Exercised            -          -          -         -          -         -
   Rescinded            -          - (3,744,373)     0.74          -         -
   Forfeited            -          - (3,165,160)     0.55 (1,182,148)     0.49
              -----------------------------------------------------------------

 Options
 outstanding
 - end of year 87,285,951 $     0.05 10,204,593 $    0.24  7,266,908  $   0.84
              -----------------------------------------------------------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Stock              The  following  table   summarizes   information   about
     Options            employee  stock  options  and all  other  stock  options
     and Stock          outstanding at December 31, 2003:
     Warrants
     Continued                   Options                         Options
                              Outstanding                     Exercisable
                 ---------------------------------------------------------------
                                Weighted
                                Average     Weighted                 Weighted
     Range of                  Remaining    Average                   Average
    Exercisable     Number    Contractual   Exercise     Number      Exercise
      Prices      Outstanding     Life       Price    Exercisable      Price
  ------------------------------------------------------------------------------

  $   0.03 - 0.03   77,081,358  4.96 years $       0.03  77,081,358 $       0.03
      0.07 - 0.07    9,847,218  4.96 years         0.07   9,847,218         0.07
      2.00 - 6.00      357,375  2.98 years         4.86     357,375         4.86
                 ---------------------------------------------------------------

                    87,285,951  4.95 years $       0.05  87,285,951 $       0.05
                 ---------------------------------------------------------------

                        Stock Warrants
                        A summary of the warrants granted as of December 31, 2003, 2002 and 2001 and changes during the periods then ended is presented below:

                      2003                  2002                 2001
             ------------------------------------------------------------------
                Shares    Weighted    Shares   Weighted    Shares   Weighted
                           Average              verage               verage
                          Exercise             Axercise             Axercise
                            Price              E Price              E Price
             ------------------------------------------------------------------

 Warrants
 outstanding
 - beginning
 of year       24,070,312 $     3.50 21,365,705 $   4.16  31,332,178  $   4.42
   Granted     30,655,800       0.03  5,537,716     2.19   1,333,334      0.22
   Exercised            -          -          -        -           -         -
   Repriced    (1,500,000)      0.05          -        -           -         -
   Rescinded     (113,025)      1.94 (1,000,000)    4.16           -         -
   Expired    (17,318,730)      3.50 (1,833,109)    4.16 (11,299,807)     4.42
             ------------------------------------------------------------------

 Warrants
 outstanding
 - end of
 year          35,794,357 $     0.18 24,070,312 $   3.50  21,365,705  $   4.16
             ------------------------------------------------------------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Stock             Outstanding warrants at December 31, 2003 are as follows:
     Options
     and Stock
     Warrants
     Continued

   Granted                                    Number of   Current
   2000 and   Granted   Granted    Granted    Warrants   Exercise   Expiration
    Prior      2001      2002       2003        2003       Price       Date
 -------------------------------------------------------------------------------

    1,815,881   26,679    261,688          -    2,104,248 $   1.24 February 2004
      312,500        -          -          -      312,500     1.20 November 2004
       25,000        -          -          -       25,000     1.94 March 2005
      250,000        -          -          -      250,000     1.94 March 2005
      113,475        -          -          -      113,475     1.94 March 2005
    1,000,000        -          -          -    1,000,000     2.00 August 2005
            -  333,334          -          -      333,334     0.22 June 2006
            -        -  1,000,000          -    1,000,000     0.05 October 2004
            -        -          -    250,000      250,000     0.03 February 2009
            -        -          -    500,000      500,000     0.03 October 2006
            -        -          -  1,000,000    1,000,000     0.03 February 2007
            -        -          -  1,000,000    1,000,000     0.03 April 2006
            -        -          - 27,355,800   27,355,800     0.03 November 2008
            -        -          -    550,000      550,000     0.03 November 2008
 ---------------------------------------------------------

    3,516,856  360,013  1,261,688 30,655,800   35,794,357
 ---------------------------------------------------------

                        In 2003, 1,500,000 warrants originally issued with debt were repriced and extended, and 1,000,000 warrants were newly issued, both to extend the related debt. The Company recorded a debt discount of $30 at December 31, 2003. As of December 31, 2003 all warrants are exercisable.

13.  Earnings           All   earnings   per   share    amounts    reflect   the
     Per                implementation  of SFAS 128 "Earnings per Share".  Basic
     Share              earnings  per share are  computed by dividing net income
                        (loss) available to common shareholders by the weighted average number of shares outstanding during the period.
                        Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Earnings Per
     Share
     Continued                                Years Ended December 31,
                                    --------------------------------------------
                                         2003          2002           2001
                                    --------------------------------------------

    Net loss                        $       (2,957) $     (5,972) $      (6,554)
    Preferred stock dividends                 (304)         (528)          (408)
                                    --------------------------------------------

    Net loss available to
      common shareholders           $       (3,261) $     (6,500) $      (6,962)
                                    --------------------------------------------
    Weighted average common
       shares outstanding (basic)       92,035,000    57,775,000     53,241,000
    Series E Convertible
       Preferred Stock                         (*)           (*)            (*)
    Series F Convertible
       Preferred Stock                         (*)           (*)              -
    Series H Convertible
       Preferred Stock                         (*)           (*)            (*)
    Employee Stock Options                     (*)           (*)            (*)
    Warrants issued in connection
       with various transactions               (*)           (*)            (*)
                                    --------------------------------------------
      Weighted average common
       shares outstanding (diluted)     92,035,000    57,775,000     53,241,000
                                    --------------------------------------------
    Net loss per share - basic
       and diluted                  $         (.04) $      (.11) $         (.13)
                                    --------------------------------------------

                        (*) Due to Applied's loss from continuing operations in 2003, 2002 and 2001, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

14.  Related Party      Applied   had   the  following  material  related  party
     Transactions       transactions:

                        Applied at December 31, 2001 had obligations relating to the purchase of 81% of DRM (see Note 6).

                        During the year ended December 31, 2000 a shareholder of Applied sold, at a discount, 1,000,000 common shares that it owned of Applied to individuals who loaned $500 to Applied. The discount amount of $500 was used to offset receivables from related parties and result in a net related party payable of $6 and $42 as of December 31, 2003 and 2002, respectively.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Related Party      In addition,  Applied has payables to related parties of
     Transactions       $185 and $185 at December 31, 2003 and 2002  recorded in
     Continued          accrued liabilities.

                        27,355,800 warrants valued at $470 were issued to a member of the board of directors for services of rent and facilities, and forbearance on payment of note that is due on demand.

                        Applied has a note payable to a member of the board of directors that is due on demand and carries interest at 9%. The balance due at December 31, 2003 and 2002 is $272 and $38, respectively, and is included in the related party payable.

                        Applied has long-term debt to shareholders of Applied. See Note 9.

15.  Commitments        Operating Leases
     and                Applied  and  its   subsidiaries   are  committed  under
     Contingencies      non-cancelable  operating  leases for  office  space and
                        other equipment. Future obligations under the leases are as follows:

                                          2004                 $           116
                                          2005                              11
                                                               ---------------

                                                               $           127
                                                               ---------------

                        Rent expense approximated $325, $204, and $429 in 2003, 2002 and 2001, respectively. Rent expense in 2003 includes $198 from the issuance of warrants to a member of the board of directors for office rent expense.

                        Executive Bonus Plan
                        Applied has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of Applied are entitled to formula bonuses. No bonuses are accrued at December 31, 2003 and 2002.

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

16.  401(K)             Applied  has  adopted  a  401(K)  savings  plan  for all
     Savings Plan       employees   who   qualify   as  to  age   and   service.
                        Contributions by Applied are discretionary. Applied made
                        annual contributions to the plan of approximately $0, $0
                        and $35 during the years ended  December 31, 2003,  2002
                        and 2001, respectively.

17.  Discontinued       Condensed  financial  information  for  DRM,  which  was
     Operations         discontinued, is as follows for the years ended December
                        31, 2002 and 2001, which includes DRM operations from August 30, 2000 (date of acquisition) through May 16,
                        2002 (date of dissolution):

                                                   2002           2001
                                               -----------------------------

    Revenues                                   $         718  $       5,961

    Costs and expenses                                (1,515)        (6,056)
    Interest expense                                    (186)        (2,090)
    Minority interest                                     50          (203)
                                               -----------------------------

    Net (loss) gain before income
       tax expense                                      (933)        (2,388)
    Income tax expense                                     -              -
                                               -----------------------------

    Net (loss) gain from discontinued
       operations                              $        (933) $      (2,388)
                                               -----------------------------



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

         2003
         ----

                                                                                                Corporate
                                                                                                Overhead
                                                           Total         CASI       Solution     & Other
                                                       ----------------------------------------------------
Revenue                                                 $        660  $        568 $        92 $         -

Costs and expenses:
     Cost of sales                                               811           721          90           -
     Research and development                                     70             -          70           -
     General and administrative                                1,700           570          73       1,057
     Depreciation and amortization                               267             -           -         267
                                                       ----------------------------------------------------

         Total costs and expenses                              2,848         1,291         233       1,324
                                                       ----------------------------------------------------

Income (loss) from operations                                 (2,188)         (723)       (141)     (1,324)

Interest income                                                    -             -           -           -
Interest expense                                                (769)           (1)          -        (768)
Income taxes                                                       -             -           -           -
                                                       ----------------------------------------------------

Income (loss) from continuing operations                      (2,957)         (724)       (141)     (2,092)

Income (loss) from discontinued operations                         -             -           -           -
                                                       ----------------------------------------------------

Net income (loss)                                       $     (2,957) $       (724) $     (141) $   (2,092)
                                                       ----------------------------------------------------

Total assets                                            $        246  $         84  $        -  $      162
                                                       ----------------------------------------------------

Expenditures for long-lived assets                      $         11  $          -  $        -  $       11
                                                       ----------------------------------------------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Segment
     Information
     Continued


         2002
         ----

                                                                                                Corporate
                                                                                                Overhead
                                                           Total         CASI       Solution     & Other
                                                       ----------------------------------------------------
Revenue                                             $       3,710  $     3,448    $      262  $         -

Costs and expenses:
     Cost of sales                                          2,108        1,854           254            -
     Research and development                                 297            -           297            -
     General and administrative                             1,792          754           203          835
     Depreciation and amortization                            314           30           247           37
                                                    ------------------------------------------------------

         Total costs and expenses                           4,511        2,638         1,001          872
                                                    ------------------------------------------------------

Income (loss) from operations                                (801)         810          (739)        (872)

Interest income                                                 -            -             -            -
Interest expense                                             (104)           -             -         (104)
Income taxes                                                    -            -             -            -
                                                    ------------------------------------------------------

Income (loss) from continuing operations                     (905)         810          (739)        (976)

Loss from discontinued operations                          (5,067)           -             -       (5,067)
                                                    ------------------------------------------------------

Net (loss) income                                   $      (5,972) $       810  $       (739) $    (6,043)
                                                    ------------------------------------------------------

Total assets                                        $         736  $       292  $        353  $        91
                                                    ------------------------------------------------------

Expenditures for long-lived assets                  $           2  $         2  $          -  $         -
                                                    ------------------------------------------------------

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Segment
     Information
     Continued


         2001
         ----

                                                                                                Corporate
                                                                                                Overhead
                                                           Total         CASI       Solution     & Other
                                                       ----------------------------------------------------
Revenue                                             $    4,590    $   4,409 $        181 $          -

Costs and expenses:
     Cost of sales                                       3,369        3,080          289            -
     Research and development                              423            -          423            -
     General and administrative                          2,420        1,219          313          888
     Depreciation and amortization                         658            -          515          143
     Impairment of machinery                               776            -            -          776
     Impairment of patents                                 627            -            -          627
                                                    --------------------------------------------------

         Total costs and expenses                        8,273        4,299        1,540        2,434
                                                    --------------------------------------------------

Income (loss) from operations                           (3,683)         110       (1,359)      (2,434)

Interest income                                             38           38            -            -
Interest expense                                          (226)           -          (86)        (140)
Equity in losses of unconsolidated
  subsidiary                                              (295)           -            -         (295)
                                                    --------------------------------------------------

Income (loss) from continuing operations                (4,166)         148       (1,445)      (2,869)

Loss from discontinued operations                       (2,388)           -            -       (2,388)
                                                    --------------------------------------------------

Net (loss) income                                   $   (6,554)   $     148 $     (1,445) $    (5,257)
                                                    --------------------------------------------------

Total assets                                        $   31,200    $   1,277 $        600  $    29,323
                                                    --------------------------------------------------

Expenditures for long-lived assets                  $       51    $      51 $          -  $          -
                                                    --------------------------------------------------

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


19.  Subsequent         Applied issued a total of 9,070,937 shares of its common
     Events             stock from the period from  January 1, 2004 to April 14,
                        2004 in connection with various conversion notices from the holders of Series E and F Convertible Preferred
                        Stock.

                        Effective February 15, 2004, the Company re-priced and extended warrants to purchase 1,500,000 shares of its common stock from an exercise price of $.05 to $.0285, and the Company also issued an additional warrants to purchase 1,000,000 shares of its common stock at an exercise price of $.0285 per share to all holders of notes payable aggregating $254 at December 31, 2003 to obtain an extension on the notes payable through January 15, 2005.

                        Effective February 15, 2004, the Company issued warrants to purchase 250,000 shares of its common stock at an exercise price of $.03 per share to all holders of notes payable aggregating $1,351 at December 31, 2003 to obtain an extension on the notes payable through December 31, 2005.

20.  Recent             In November  2002, the EITF reached a consensus on Issue
     Accounting         No.   00-21,    Revenue   Arrangements   with   Multiple
     Pronounce-         Deliverables.  EITF Issue No. 00-21 provides guidance on
     ments              how to account for certain arrangements that involve the
                        delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF
                        Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company.

                        In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


20.  Recent             In May 2003,  the FASB issued SFAS 150,  Accounting  for
     Accounting         Certain Financial  Instruments with  Characteristics  of
     Pronounce-         Both  Liabilities  and Equity.  SFAS 150  clarifies  the
     ments              accounting  for  certain   financial   instruments  with
     Continued          characteristics  of  both  liabilities  and  equity  and
                        requires   that   thoseinstruments   be   classified  as
                        liabilities   in  statements   of  financial   position.
                        Previously,  many of those  financial  instruments  were
                        classified   as  equity.   SFAS  150  is  effective  for
                        financial instruments entered into or modified after May
                        31, 2003 and  otherwise is effective at the beginning of
                        the first interim period  beginning after June 15, 2003.
                        On  November  7,  2003,  FASB Staff  Position  150-3 was
                        issued,  which indefinitely  deferred the effective date
                        of   SFAS   150   for   certain   mandatory   redeemable
                        non-controlling  interests. As the Company does not have
                        any of these financial instruments, the adoption of SFAS
                        150  did  not  have   any   impact   on  the   Company's
                        consolidated financial statements.

                        In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R") (revised December 2003), Consolidation of
                        Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. Management has not determined the effect the adoption of FIN 46 will have on the Company's consolidated financial position, results of operations or cash flows.



--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


20.  Recent             In December 2003, the Securities and Exchange Commission
     Accounting         (SEC) issued Staff  Accounting  Bulletin  (SAB) No. 104,
     Pronounce-         Revenue   Recognition.   SAB  104  revises  or  rescinds
     ments              portions of the interpretive  guidance included in Topic
     Continued          13 of the codification of staff accounting  bulletins in
                        order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.



--------------------------------------------------------------------------------
                                                                            F-41