Form 10-Q
period 2004-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2004-05-17
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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
                                                 -----   -----

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined by Exchange Act Rule 12b-2). Yes      No    X   .
                                            -----     -----

         The number of shares the common stock outstanding at May 14, 2004 was 126,773,071.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I   FINANCIAL INFORMATION................................................1

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -
                 March 31, 2004 and December 31, 2003.........................1

         Condensed Consolidated Statement of Operations -
                 Three months ended March 31, 2004 and
                 March 31, 2003...............................................3

         Condensed Consolidated Statement of Cash Flows -
                 Three months ended March 31, 2004 and
                 March 31, 2003...............................................4

         Notes to Condensed Consolidated Financial Statements.................5

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........15

Item 4.  Controls and Procedures.............................................15

PART II  OTHER INFORMATION...................................................16

SIGNATURES...................................................................17

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                                                       March 31,    December 31,
                   ASSETS                               2004            2003
                                                      ----------    ------------
                                                     (unaudited)
Current Assets:
  Cash and cash equivalents                           $       10    $         -
  Accounts receivable, net                                   122             71
  Prepaid assets and other current receivables                18             13
                                                      ----------    ------------
           Total Current Assets                              150             84

Property and Equipment, net                                   87            142
Intangible Assets
  Patents and completed technology, net of
    accumulated amortization of $90 and
    $80 respectively                                          10             20
                                                      ----------    ------------

           Total Assets                               $      247    $       246
                                                      ==========    ============



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)


                                                      March 31,     December 31,
                   LIABILITIES AND                       2004           2003
                   STOCKHOLDERS' DEFICIT             ----------    ------------
                                                     (unaudited)
Current Liabilities:
  Checks written in excess of cash                    $       -     $        13
  Accounts payable                                         1,056          1,031
  Related party payable                                      321            278
  Current portion of long term debt                          232              -
  Line of credit                                              34             64
  Other accrued liabilities                                4,298          3,937
                                                      ----------    ------------

           Total Current Liabilities                       5,941          5,323

Long Term Debt                                             1,713          1,575
                                                      ----------    ------------

           Total Liabilities                               7,654          6,898

Commitments and Contingencies
                                                              --             --
Stockholders' Deficit
  Convertible Preferred Stock, Series
    E, F & H Par value $0.001 per share,
    5% to 12% cumulative dividends, Series
    E and F, 3% dividends for Series H
    1,561,700  authorized, 1,013,700 shares
    and 1,033,700 shares issued and
    outstanding as of March 31, 2004 and
    December 31, 2003, respectively. The shares
    had an aggregate liquidation value of $3,856
    and $4,142 at March 31, 2004 and
    December 31, 2003, respectively.                           1              1
  Common Stock, par value $0.001 per share,
    300,000,000 shares authorized, 126,773,071
    and 117,702,133 shares issued and outstanding,
    at March 31, 2004 and December 31, 2003,
    respectively.                                            127            118
  Additional Paid-in Capital                              67,578         67,664
  Accumulated Deficit                                    (74,850)       (74,172)
                                                      ----------    ------------
                                                          (7,144)        (6,389)

  Treasury Stock, 3,437,500 shares                          (263)          (263)
                                                      ----------    ------------
           Total Stockholders' Deficit                    (7,407)        (6,652)
                                                      ----------    ------------
  Total Liabilities and Stockholders' Deficit         $      247    $       246
                                                      ==========    ============


           See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)



                                                         Three months ended
                                                       March 31,      March 31,
                                                         2004           2003
                                                      ----------    ------------

Contract revenues                                     $      182    $       164
Costs and expenses:
  Cost of sales                                              252            205
  Research and development                                     6             59
  General and administrative                                 455            214
  Depreciation and amortization                               64             66
                                                      ----------    ------------
           Total costs and expenses                          777            544
                                                      ----------    ------------
Income (loss) from operations                               (595)          (380)
                                                      ----------    ------------
Other income (expense):
  Interest income                                              -              -
  Interest expense                                           (83)           (50)
                                                      ----------    ------------
           Net other income (expense)                        (83)           (50)
                                                      ----------    ------------
Loss before income taxes                                    (678)          (430)

  Income taxes                                                 -              -
                                                      ----------    ------------
  Net loss                                            $     (678)   $      (430)
                                                      ==========    ============

  Loss per share - basic and diluted                  $     (.01)   $      (.01)
                                                      ==========    ============
Number of weighted average shares outstanding
  (in thousands)                                         118,587         69,314
                                                      ==========    ============



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)



                                                         Three months ended
                                                       March 31,      March 31,
                                                         2004           2003
                                                      ----------    ------------

Cash flows from operating activities:
   Net loss                                           $     (678)   $      (430)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                          64             66
       Amortization of debt discount                           7             35

       Changes in assets and liabilities:
           Accounts receivable                               (51)            50
           Prepaid assets                                     (5)            58
           Checks written in excess of cash                  (13)             -
           Accounts payable                                   25            (23)
           Other liabilities                                 285            170
                                                      ----------    ------------
             Net cash used in operating activities          (366)           (74)

Cash flows from investing activities:
  Purchase of equipment                                        -             (6)
  Advances from (to) related parties, net                     43              3
                                                      ----------    ------------
             Net cash provided by investing
             activities                                       43             (3)

Cash flows from financing activities:
  Increase in (repayment of) line of credit                  (30)             -
  Increase in notes and loans payable                        363            120
  Payments on notes and loans payable                          -            (40)
                                                      ----------    ------------
           Net cash provided by financing activities         333             80

Increase in cash                                              10              3

Cash, beginning of period                                      -             59
                                                      ----------    ------------
Cash, end of period                                   $       10    $        62
                                                      ==========    ============



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2004


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the period ended March 31, 2004, and for the years ended December 31, 2003, 2002, and 2001, Applied incurred losses of $678,000, $2,957,000, $5,972,000, and $6,554,000, respectively. Applied has also experienced net cash (outflows) inflows from operating activities of $(955,000), $(121,000), and $965,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $376,000 and $313,000 at March 31, 2004 and December 31, 2003, respectively.

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

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options vested had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant or the date of repricing. No options were issued or vested during the quarters ended March 31, 2004 and 2003, therefore, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Note B - Supplemental Cash Flow Information

         During the three months ended March 31, 2004, 20,000 shares of Preferred Stock Series E were converted into 9,071,937 shares of common stock. There were no shares of Preferred Stock Series F converted into shares of common stock. The Company did not pay accrued dividends on the conversions of Preferred Stock Series E. The Company accrued dividends on Preferred Stock Series E and F and H of $77,042, which is included in Other Accrued Liabilities.

         During the three months ended March 31, 2003, 17,500 shares of Preferred Stock Series E were converted into 2,450,514 shares of common stock, and 109,000 shares of Preferred Stock Series F were converted into 16,136,715 shares of common stock. The Company also paid accrued dividends of $183,000 on Preferred Stock Series E and F through the issuance of 2,118,560 shares of common stock. The Company accrued dividends on Preferred Stock Series E and F and H of $114,000, which is included in Other Accrued Liabilities.

Note C - Other Accrued Liabilities

         Other accrued liabilities consist of the following:

                                                      March 31,     December 31,
                                                        2004            2003
                                                      ----------    ------------

   Compensation and employee benefits                 $    1,519    $     1,373
   Dividends payable                                       1,482          1,405
   Accrued interest                                          427            351
   Loss reserve                                              376            313
   Exit and forbearance fees on notes payable                219            219
   Related parties                                           185            185
   Other                                                      89             91
                                                      ----------    ------------
                                                      $    4,298    $     3,937
                                                      ==========    ============

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


Three Months Ended March 31, 2004

                                                                                                         Corporate
                                                                      Advanced                           Overhead
                                                     Total            Sciences         Solution          and Other

Contract Revenues                                   $    182         $     142        $      40         $        -

Costs and expenses
     Cost of Sales                                       252                78              174                  -
     Research and Development                              6                 -                6                  -
     General and Administrative                          455               102               78                275
     Depreciation and Amortization                        64                 9               55                  -
                                                    --------         ---------        ---------         ----------
              Total costs and expenses                   777               189              313                275
                                                    --------         ---------        ---------         ----------
Income (Loss) from Operations                           (595)              (47)            (273)              (275)

     Interest Expense                                    (83)                -                -                (83)
                                                    --------         ---------        ---------         ----------

Net Income (Loss)                                   $   (678)        $     (47)       $    (273)        $     (358)
                                                    ========         =========        =========         ==========

Total Assets                                        $    247         $     148        $      81         $       18

Expenditures for long-lived assets                  $      -         $       -        $       -         $        -

Three Months Ended March 31, 2003

                                                                                                         Corporate
                                                                      Advanced                           Overhead
                                                     Total            Sciences         Solution          and Other


Contract Revenues                                   $    164         $     164        $       -         $        -

Costs and expenses
     Cost of Sales                                       205               205                -                  -
     Research and Development                             59                 -               59                  -
     General and Administrative                          214                76               62                 76
     Depreciation and Amortization                        66                10               56                  -
                                                    --------         ---------        ---------         ----------
              Total costs and expenses                   544               291             (177)                76
                                                    --------         ---------        ---------         ----------
Income (Loss) from Operations                           (380)             (127)            (177)               (76)

     Interest Expense                                    (50)               (2)               -                (48)
                                                    --------         ---------        ---------         ----------

Net Income (Loss)                                   $   (430)        $    (129)       $    (177)        $     (124)
                                                    ========         =========        =========         ==========

Total Assets                                        $    571         $     217        $     300         $       54

Expenditures for long-lived assets                  $      6         $       6        $       -         $        -


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

         Options and warrants to purchase 123,870,308 and 34,274,905 shares of common stock as of March 31, 2004 and 2003, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.


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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

         Revenues were $182,000 for the three months ended March 31, 2004, compared to $164,000 for the three months ended March 31, 2003.

         In the case of Advanced Sciences, revenues were $142,000 for the three month period ended March 31, 2004 as compared with $164,000 for the period ended March 31, 2003. Advanced Sciences has experienced a significant decrease in revenue caused by fewer contracts and overall, less work being performed by Advanced Sciences. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Advanced Sciences has two major customers, each of which represents more than 10% of total revenue. The combined revenue for these two customers was $142,000 or 100% of total revenues for the period ending March 31, 2004. Cost of sales was $78,000 for the three month period ended March 31, 2004 compared to $205,000 for the three month period ended March 31, 2003. The decrease in cost of sales can be attributed to a decrease in variable costs caused by fewer contracts and overall, less work being performed by Advanced Sciences.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $40,000 for the period ended March 31, 2004 as compared with $0 for the period ended March 31, 2003. Solution had one major customer during the three-month period ended March 31, 2004 which accounted for $40,000 or 100% of the total revenues for the period. There were marginal revenues recorded for the three-month period ended March 31, 2004 of which the total was due to the relocation of the SET equipment to Clive, Utah. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. There was $174,000 cost of sales for the three-month period ended March 31, 2004. Cost of sales, when incurred, is attributable to sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three-month period ended March 31, 2004, the Company incurred research and development costs of $6,000 as compared to $59,000 for the three-month period ended March 31, 2003. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for the three-month period ended March 31, 2004 were $455,000 as compared to $214,000 for the three-month period ended March 31, 2003. This difference is primarily due to the deferred salaries for the executives of the Company for the three-month period ended March 31, 2004.

         In the case of Advanced Sciences, general and administrative costs increased from $76,000 for the three-month period ended March 31, 2003 to $102,000 for the three-month period ended March 31, 2004. This increase is primarily due to the increased salary of the President of Advanced Sciences over the previous deferred base amount for the three-month period ended March 31, 2004. Solution incurred general and administrative costs of $78,000 for the three-month period year ended March 31, 2004 as compared with $62,000 for the three-month period ended March 31, 2003. This increase was primarily due to (i) expenses associated with a USEPA demonstration of the SL-2 system at a client location in Clive, Utah for inclusion to the Company's nationwide permit for PCB destruction; and (ii) increased sales and marketing effort for Solution's services, which may result in contracts that will produce revenue in 2004.

         Interest expense for the three months ended March 31, 2004 was $83,000 as compared to $50,000 for the three months ended March 31, 2003. The increase in interest expense of $33,000 is primarily related to higher, amortized non-cash interest costs associated with the Blum Note, Milford/Shaar Note and the Weiss Group Note.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004 and December 31, 2003 Advanced Sciences had a $34,000 and $64,000 outstanding balance, respectively, on its revolving lines of credit.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000 at March 31, 2004.

         The Company's auditor's opinion on our fiscal 2002 and 2003 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

         For the three-month period ended March 31, 2004, the Company incurred a net loss of $678,000 as compared to a net loss of $430,000 for the three-month period ended March 31, 2003. For the three-month period ended March 31, 2004, and for the years ended December 31, 2003, 2002, and 2001, Applied incurred losses of $678,000, $2,957,000, $5,972,000, and $6,554,000, respectively.
Applied has also experienced net cash (outflows) inflows from operating activities of $(955,000), $(121,000), and $965,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

         During the three-month period ended March 31, 2003, the Company converted 20,000 shares of Series E Preferred and 0 shares of Series F Preferred for 9,071,937 and 0, respectively, shares of the Company's common stock. For the three-month period ended March 31, 2004, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 2,500,000 shares of the Company's common stock at an exercise price of $0.0285. The current principal balance of the Weiss Group Note is $253,601 as of March 31, 2004 and remains unpaid as of May 17, 2004. The warrant discount remaining on the Weiss Group Note at March 31, 2004, is $22,008.

         Effective February 14, 2004, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 1,500,000 shares at an exercise price of $0.05 per share of the Company's common stock in connection with the Weiss Group Note.

         Effective February 15, 2004, the Company issued warrants to purchase 2,500,000 shares of its common stock at an exercise price of $0.0285 per share to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from May 31, 2002 to January 15, 2005. The value of the warrants of approximately $29,344 was recorded as a discount on the associated notes payable and will be amortized through January 15, 2005. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until December 31, 2005. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar in February 2004, a five-year warrant for 250,000 shares of the Company's common stock at an exercise price of $0.03 per share. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The principal balance of the Milford/Shaar Bridge Loan Notes is $1,713,749 as of March 31, 2004 and remains unpaid as of May 17, 2004. Additionally, as of May 17, 2004, there is $119,073 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes.

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and has no due date at this time. The current principal balance of the Blum Demand Note is $312,032 as of March 31, 2004 and remains unpaid as of May 17, 2004 and is included in related party payable.

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

         Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

         o    the  Company's  critical  need  for  additional  cash  to  sustain existing operations and meet existing obligations and capital requirements (the Company's auditor's opinion on our fiscal 2002 and 2003 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing);
         o the ability to generate profitable operations from a large scale remediation project;
         o the ability of the Company to renew its nationwide permit to treat PCBs;
         o the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner.;
         o the timing and award of contracts by the U.S. Department of Energy for the cleanup of waste sites administered by it;

         o    the Company's ability to integrate acquired companies;
         o the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors;
         o the Company's ability to obtain and perform under other large technical support services projects; developments in environmental legislation and regulation;
         o the ability of the Company to obtain future financing on favorable terms;
         o    other circumstances affecting anticipated revenues and costs;
         o the expiration of the Company's nationwide EPA permit expired in September 2001. (the permit may be renewed subject to providing additional information. The Company has not resubmitted information for a new permit); and
         o the ability of the Company to replicate on a large scale, economically viable basis, the results of its technology test results.

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

ITEM 4.  Controls and Procedures
         -----------------------

         a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15e under the Exchange Act, as of March 31, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and the Company's Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial Officer and Chief
              Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, include the Company's Chief Executive Officer, and Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 6.  Exhibits and Reports on Form 8 - K

         (a)  Exhibits -

         1. 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         2. 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         3. 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         4. 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)  Reports on Form 8-K.

         1. The Company filed a Current Report on Form 8-K, dated April 15, 2004, announcing its 2003 Fiscal Year End earnings.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 17, 2004                 COMMODORE APPLIED TECHNOLOGIES, INC.
                                   (Registrant)


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