Form 10-Q
period 2004-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2004-08-12
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004
                                       OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                                         11-3312952
                --------                                         ----------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)


    150 East 58th Street, Suite 3238
           New York, New York                                      10155
    ---------------------------------                              -----
(Address of principal executive office)                          (Zip Code)


Registrant's telephone number, including area code:   (212) 308-5800
                                                      --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes ___X____     No _________

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ____ No __X_.


         The number of shares the common stock outstanding at August 12, 2004 was 127,273,071.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                           Page No.

PART I   FINANCIAL INFORMATION....................................................................................1

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet -
                      June 30, 2004 and December 31, 2003.........................................................1

              Condensed Consolidated Statement of Operations - Three and Six
                      months ended June 30, 2004 and
                      June 30, 2003...............................................................................3

              Condensed Consolidated Statement of Cash Flows -
                      Six months ended June 30, 2004 and
                      June 30, 2003...............................................................................4

              Notes to Condensed Consolidated Financial Statements................................................5

Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................................13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................18

Item 4.       Controls and Procedures............................................................................18

PART II  OTHER INFORMATION.......................................................................................20

SIGNATURES.......................................................................................................21


                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                                                                 June 30,            December 31,
                               ASSETS                              2004                 2003
                                                                   ----                 ----
                                                                (unaudited)
Current Assets:
         Cash and cash equivalents                              $        21        $             -
         Accounts receivable, net                                        97                     71
         Prepaid assets and other current receivables                    17                     13
                                                                -----------        ----------------
                  Total Current Assets                                  135                     84

Property and Equipment, net                                              33                    142
Intangible Assets
         Patents and completed technology, net of
              accumulated amortization of $100 and
              $80 respectively                                            -                     20
                                                                -----------        ----------------

                    Total Assets                                $       168        $           246
                                                                ===========        ================


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)


                                                                                  June 30,          December 31,
                          LIABILITIES AND                                           2004                2003
                       STOCKHOLDERS' DEFICIT                                        ----                ----
                                                                                 (unaudited)
Current Liabilities:
         Checks written in excess of cash                                       $          -        $         13
         Accounts payable                                                              1,025               1,031
         Related party payable                                                           321                 278
         Current portion of long term debt                                               232                   -
         Line of credit                                                                   17                  64
         Notes payable                                                                     -                   -
         Other accrued liabilities                                                     4,587               3,937
                                                                                ------------        ------------

                  Total Current Liabilities                                            6,182               5,323

Long Term Debt                                                                         2,221               1,575
                                                                                ------------        ------------

                   Total Liabilities                                                   8,403               6,898

Commitments and Contingencies                                                             --                  --

Stockholders' Deficit
         Convertible Preferred Stock, Series E, F &H Par value $0.001 per share,
           5% to 12% cumulative dividends, Series E and F, 3% dividends for
           Series H  1,561,700  authorized, 1,013,700 shares and
           1,033,700 shares issued and outstanding as of June 30, 2004 and
           December 31, 2003, respectively. The shares had an aggregate liquidation Value of $3,856 and $4,142 at June 30, 2004 and
           December 31, 2003 Respectively                                                  1                   1
         Common Stock, par value $0.001 per share, 300,000,000 shares authorized, 127,273,071 and 117,702,133 issued and outstanding, At
           June 30, 2004 and December 31, 2003, Respectively                             127                 118

         Additional Paid-in Capital                                                   67,519              67,664
         Accumulated Deficit                                                         (75,619)            (74,172)
                                                                                ------------        ------------
                                                                                      (7,972)             (6,389)

         Treasury Stock, 3,437,500 shares                                               (263)               (263)
                                                                                ------------        ------------
                     Total Stockholders' Deficit                                      (8,235)             (6,652)
                                                                                ------------        ------------
         Total Liabilities and Stockholders' Deficit                            $        168        $        246
                                                                                ============        ============

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)


                                                                         Three months ended             Six months ended
                                                                       June 30,         June 30,      June 30,       June 30,
                                                                         2004             2003          2004          2003
                                                                         ----             ----          ----          ----

Contract revenues                                                     $      112       $     132     $     294      $     296
Costs and expenses:
         Cost of sales                                                       255             198           507            403
         Research and development                                              1              --             7             59
         General and administrative                                          472             472           918            686
         Depreciation and amortization                                        65              72           129            138
                                                                      ----------       ---------     ---------      ---------

                  Total costs and expenses                                   793             742         1,561          1,286
                                                                      ----------       ---------     ---------      ---------

Loss from operations                                                        (681)           (610)       (1,267)          (990)
                                                                      ----------       ---------     ---------      ---------
Other expense:
         Interest expense                                                    (97)           (108)         (180)          (158)
                                                                      ----------       ---------     ---------      ---------

                  Net other expense                                          (97)           (108)         (180)          (158)
                                                                      ----------       ---------     ---------      ---------

Loss before income taxes                                                    (778)           (718)       (1,447)        (1,148)
         Income taxes                                                         --              --            --             --
                                                                      ----------       ---------     ---------      ---------

         Net loss                                                     $     (778)      $    (718)    $  (1,447)     $  (1,148)
                                                                      ==========       =========     =========      =========

         Loss per share - basic and diluted                           $    (0.01)      $   (0.01)    $   (0.01)     $   (0.01)
                                                                      ==========       =========     =========      =========

Number of weighted average shares outstanding (000's)                    127,235          84,834       123,921         76,694
                                                                      ==========       =========     =========      =========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)



                                                                             Six months ended
                                                                        June 30,       June 30,
                                                                          2004           2003
                                                                          ----           ----
Cash flows from operating activities:
     Net loss                                                         $   (1,447)     $    (1,148)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                       129              138
         Amortization of debt discount                                        15               35

         Changes in assets and liabilities:
                Accounts receivable, net                                     (26)               4
                Prepaid assets                                                (4)              (2)
                Checks written in excess of cash                             (13)               -
                Accounts payable                                              (6)             (30)
                Other liabilities                                            500              687
                                                                      ----------      -----------

                  Net cash used in operating activities                     (852)            (316)

Cash flows from investing activities:
      Purchase of equipment                                                    -               (7)
                                                                      ----------      -----------

                  Net cash used in investing activities                        -               (7)

Cash flows from financing activities:
      Advances from (to) related parties, net                                 43               64
      Increase in (repayment of) line of credit                              (47)               -
      Increase in notes and loans payable                                    863              261
      Payments on notes and loans payable                                      -              (40)
      Proceeds from exercised warrants                                        14                -
                                                                      ----------      -----------

                  Net cash provided by financing activities                  873              285

Increase (decrease) in cash                                                   21              (38)

Cash, beginning of period                                                      -               59
                                                                      ----------      -----------

Cash, end of period                                                   $       21      $        21
                                                                      ==========      ===========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2004


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2004, and for the years ended December 31, 2003, 2002, and 2001, Applied incurred losses of $1,447,000, $2,957,000, $5,972,000, and $6,554,000, respectively. Applied has also experienced net cash (outflows) inflows from operating activities of $(955,000), $(121,000), and $965,000 for the years ended December 31, 2003,
2002, and 2001, respectively. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $376,000 and $313,000 at June 30, 2004 and December 31, 2003, respectively.

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

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant or the date of repricing. No options were issued or vested during the quarters ended June 30, 2004 and 2003, therefore, there would be no effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


Note B - Supplemental cash flow information

         During the three and six month periods ended June 30, 2004, 20,000 and 0 shares of Series E Preferred Stock were converted into 9,071,937 and 0 shares of the Company's common stock, respectively. During the three and six month periods ended June 30, 2004, the Company paid no dividends on the Series E Preferred Stock conversions. The Company accrued dividends on Preferred Stock Series E for the three and six-month periods ended June 30, 2004, of $34,223 and $63,985, respectively, which is included in Other Accrued Liabilities.

         During the three and six month periods ended June 30, 2004, no shares of Preferred Stock Series F were converted into shares of the Company's common stock. The Company accrued dividends on Preferred Stock Series F for the three and six-month periods ended June 30, 2004, of $36,836 and $73,673, respectively, which is included in Other Accrued Liabilities.

         During the three and six month periods ended June 30, 2004, no shares of Preferred Stock Series H were converted into shares of common stock. The company paid no accrued dividends on Preferred Stock Series H. The Company accrued dividends on Preferred Stock Series H for the three and six-month periods ended June 30, 2004, of $5,984 and $11,967, respectively, which is included in Other Accrued Liabilities


Note C - Other Accrued Liabilities

Other accrued liabilities consist of the following:

                                               June 30, 2004   December 31, 2003
                                               -------------   -----------------

Compensation and employee benefits             $       1,645   $          1,373
Dividend payable                                       1,554              1,405
Accrued interest                                         516                351
Loss reserve                                             376                313
Exit and forbearance fees on notes payable               219                219
Related parties                                          185                185
Other                                                     92                 91
                                               -------------  ------------------
                                               $       4,587  $           3,937
                                               =============  ==================

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


Three Months Ended June 30, 2004
(Dollars in Thousands)

-----------------------------------------------------------------------------------------
                                                                                Corporate
                                                                                Overhead
                                           Total        ASI       Solution      and Other
Contract revenues                         $   112     $    112    $     --    $        --

Costs and expenses
     Cost of sales                            255          166          89             --
     Research and development                   1           --           1             --
     General and administrative               472           19          71            382
     Depreciation and amortization             65           11          54             --
                                          -------     --------    --------    -----------

              Total costs and expenses        793          196         215            382
                                          -------     --------    --------    -----------
Loss from operations                         (681)         (84)       (215)          (382)

     Interest income                           --           --          --             --
     Interest expense                         (97)          --          --            (97)
     Income taxes                              --           --          --             --
                                          -------     --------    --------    -----------

Net loss                                  $  (778)    $    (84)   $   (215)   $      (479)
                                          =======     ========    ========    ===========

Total assets                              $   168     $    143    $     11    $        14

Expenditures for long-lived assets        $    --     $     --    $     --    $        --


Six Months Ended June 30, 2004
(Dollars in Thousands)

-----------------------------------------------------------------------------------------
                                                                                Corporate
                                                                                Overhead
                                           Total        ASI       Solution      and Other
Contract revenues                         $   294     $    254    $     40    $        --


Costs and expenses
     Cost of sales                            507          244         263             --
     Research and development                   7           --           7             --
     General and administrative               918          121         151            646
     Depreciation and amortization            129           20         109             --
                                          -------     --------    --------    -----------

              Total costs and expenses      1,561          385         530            646
                                          -------     --------    --------    -----------

Loss from operations                       (1,267)        (131)       (490)          (646)

     Interest income                           --           --          --             --
     Interest expense                        (180)          --          --           (180)
     Income taxes                              --           --          --             --
                                          -------     --------    --------    -----------

Net Loss                                  $(1,447)    $   (131)   $   (490)   $      (826)
                                          =======     ========    ========    ===========

Total assets                              $   168     $    143    $     11    $        14


Expenditures for long-lived assets        $    --     $     --    $     --    $        --


Three Months Ended June 30, 2003
(Dollars in Thousands)

-----------------------------------------------------------------------------------------
                                                                                Corporate
                                                                                Overhead
                                           Total        ASI       Solution      and Other
Contract revenues                         $   132     $    132    $     --    $        --

Costs and expenses
     Cost of sales                            198          198          --             --
     Research and development                  --           --          --             --
     General and administrative               472          149          35            288
     Depreciation and amortization             72           16          56             --
                                          -------     --------    --------    -----------

              Total costs and expenses        742          363          91            288
                                          -------     --------    --------    -----------

Loss from operations                         (610)        (231)        (91)          (288)

     Interest income                           --           --          --             --
     Interest expense                        (108)          (1)         --           (107)
     Income taxes                              --           --          --             --
                                          -------     --------    --------    -----------

Net Loss                                  $  (718)    $   (232)   $    (91)   $      (395)
                                          =======     ========    ========    ===========

Total assets                              $   565     $    157    $    250    $       158

Expenditures for long-lived assets        $    --     $     --    $     --    $        --

Six Months Ended June 30, 2003
(Dollars in Thousands)

-----------------------------------------------------------------------------------------
                                                                                Corporate
                                                                                Overhead
                                           Total        ASI       Solution      and Other
Contract revenues                         $   296     $    296    $     --    $        --

Costs and expenses
     Cost of sales                            403          403          --             --
     Research and development                  59           --          59             --
     General and administrative               686          225          97            364
     Depreciation and amortization            138           26         112             --
                                          -------     --------    --------    -----------

              Total costs and expenses      1,286          654         268            364
                                          -------     --------    --------    -----------

Loss from operations                         (990)        (358)       (268)          (364)

     Interest income                           --           --          --             --
     Interest expense                        (158)          (3)         --           (155)
     Income taxes                              --           --          --             --
                                          -------     --------    --------    -----------

Net Loss                                  $(1,148)    $   (361)   $   (268)   $      (519)
                                          =======     ========    ========    ===========

Total assets                              $   565     $    157    $    250    $       158

Expenditures for long-lived assets        $     7     $      7    $     --    $        --

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

         Options and warrants to purchase 123,370,308 and 34,274,905 shares of common stock as of June 30, 2004 and 2003, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.


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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

         Revenues were $112,000 and $294,000 for the three and six months ended June 30, 2004 compared to $132,000 and $296,000 for the three and six months ended June 30, 2003. Such revenues were primarily from the Company's subsidiary ASI.

         In the case of ASI, revenues were $112,000 and $254,000 respectively for the three and six months ended June 30, 2004 as compared with $132,000 and $296,000 for the three and six months ended June 30, 2003. Advanced Sciences has experienced a significant decrease in revenue caused by fewer contracts and overall, less work being performed by Advanced Sciences. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. ASI has two major customers, each of which represent more than 10% of total revenue. The combined revenue for these two customers was $112,000 and $254,000 respectively, (100% of total revenues) for the three and six months ended June 30, 2004. Cost of sales was $166,000 and $244,000 respectively for the three and six months ended June 30, 2004 compared to $198,000 and $403,000 respectively for the three and six months ended June 30, 2003. The decrease in cost of sales is due to greater efficiencies in staffing and further reduction of sales associated expenses in the three and six months ended June 30, 2004.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $0 and $40,000 respectively for the three and six months ended June 30, 2004 as compared with $0 and $0 respectively for three and six months ended June 30, 2003. Solution had one major customer during the three and six-month periods ended June 30, 2004 which accounted for $40,000 or 100% of the total revenues for the period. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Cost of sales was $89,000 and $263,000 respectively for the three and six months ended June 30, 2004 as compared to $0 and $0 respectively for the three and six months ended June 30, 2003. The cost of sales, when incurred, is attributable to sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three and six months ended June 30, 2004, the Company incurred research and development costs of $1,000 and $7,000 respectively as compared to $0 and $59,000 respectively for the three and six months ended June 30, 2003. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for continuing operations for the three and six months ended June 30, 2004 were $472,000 and $918,000 respectively as compared to $472,000 and $686,000 respectively for the three and six months ended June 30, 2003. This difference is primarily due to the increased salaries for the executives of the Company for the six-month periods ended June 30, 2004.

         In the case of Advanced Sciences, general and administrative costs for the three and six-month periods ended June 30, 2004 were $19,000 and $121,000 respectively compared to $149,000 and $225,000 respectively for the three and six months ended June 30, 2003. This decrease is primarily due to the reallocation of salary of the President of Advanced Sciences and the Controller of CASI to CAT G&A. Solution incurred general and administrative costs of $71,000 and $149,000 respectively for the three and six-month periods ended June 30, 2004 as compared to $35,000 and $97,000 respectively for the three and six-month periods ended June 30, 2003. This increase was primarily due to (i) expenses associated with a USEPA demonstration of the SL-2 system at a client location in Clive, Utah for inclusion to the Company's nationwide permit for PCB destruction; (ii) expenses associated with the fabrication, shipment and mobilization of the Large Hot Box and ancillary equipment at a client location in Oak Ridge, Tennessee; and (iii) increased sales and marketing effort for Solution's services, which may result in contracts that will produce revenue in 2004.

         Interest expense for the three and six months ended June 30, 2004 was $97,000 and $180,000, respectively as compared to $108,000 and $158,000, respectively for the three and six months ended June 30, 2003. The increase in interest expense of $22,000 is primarily related to higher, amortized non-cash interest costs and exit fees associated with the Milford/Shaar Note and the Weiss Group Note.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004 and December 31, 2003 Advanced Sciences had a $17,000 and $64,000 outstanding balance, respectively, on its revolving line of credit.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000 at June 30, 2004.

         The Company's auditor's opinion on our fiscal 2002 and 2003 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

         For the three and six month periods ended June 30, 2004, the Company incurred a net loss of $778,000 and $1,447,000 as compared to a net loss of $718,000 and $1,148,000 for the three-month period ended June 30, 2003. For the six month period ended June 30,, 2004, and for the years ended December 31, 2003, 2002, and 2001, Applied incurred losses of $1,447,000, $2,957,000,
$5,972,000, and $6,554,000, respectively. Applied has also experienced net cash (outflows) inflows from operating activities of $(955,000), $(121,000), and $965,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

         During the three and six month periods ended June 30, 2003, the Company converted 20,000 and 0,respectively, shares of Series E Preferred and 0 shares of Series F Preferred for 9,071,937 and 0, respectively, shares of the Company's common stock. For the three and six month periods ended June 30, 2004, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 2,500,000 shares of the Company's common stock at an exercise price of $0.0285. The current principal balance of the Weiss Group Note is $252,363 as of June 30, 2004 and remains unpaid as of August 12, 2004. The warrant discount remaining on the Weiss Group note at June 30, 2004 is $14,672.

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

         The private investor exercised this warrant on April 7, 2004 and received 500,000 shares of the Company's common stock.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until December 31, 2005. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar in February 2004, a five-year warrant for 250,000 shares of the Company's common stock at an exercise price of $0.03 per share. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The current principal balance of the Milford/Shaar Bridge Loan Notes is $2,213,938 as of June 30, 2004 and remains unpaid as of August 12, 2004. Additionally, as of August 12, 2004, there is $119,073 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes.

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and has no due date at this time. The current principal balance of the Blum Demand Note is $312,032 as of June 30, 2004 and remains unpaid as of August 12, 2004, and is included in related party payable.

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

ITEM 4.  Controls and Procedures
         -----------------------

         a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15e under the Exchange Act, as of June 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and the Company's Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial Officer and Chief

              Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, include the Company's Chief Executive Officer, and Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

         b) Changes in internal controls. There have been no changes in internal controls or in other factors during our most recent fiscal quarter that has significantly affected or is reasonably likely to significantly affect our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

         Therehave been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceedings.

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


         (b)  Reports on Form 8-K.

         1. The Company filed a Current Report on Form 8-K, dated May 19, 2004, announcing its March 31, 2004 Quarterly earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: August 12, 2004               COMMODORE APPLIED TECHNOLOGIES, INC.
                                    (Registrant)


                                    By /s/ James M. DeAngelis
                                       -----------------------------------------
                                       James M. DeAngelis - Senior Vice
                                       President and Chief Financial Officer
                                       as both a duly authorized officer of the
                                       registrant and the principal financial
                                       officer of the registrant)