Form 10-Q
period 2004-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2004-11-15
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2004
                                            OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                                      11-3312952
                  --------                                      ----------
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification No.)


         150 East 58th Street, Suite 3238
                New York, New York                               10155
     (Address of principal executive office)                   (Zip Code)


Registrant's telephone number, including area code:   (212) 308-5800
                                                      --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             ------     ------

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined by Exchange Act Rule 12b-2). Yes            No   X
                                             ------    -------

     The number of shares the common stock outstanding at November 14, 2004 was 134,346,053.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I   FINANCIAL INFORMATION................................................1

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheet -
                    September 30, 2004 and December 31, 2003..................2

            Condensed Consolidated Statement of Operations - Three
                    and Nine months ended September 30, 2004 and
                    September 30, 2003........................................4

            Condensed Consolidated Statement of Cash Flows -
                    Nine months ended September 30, 2004 and
                    September 30, 2003........................................5

            Notes to Condensed Consolidated Financial Statements..............6

Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......19

Item 4.     Controls and Procedures..........................................19


PART II  OTHER INFORMATION...................................................20

SIGNATURES...................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)




                                                     September 30,  December 31,
              ASSETS                                      2004           2003
                                                     ------------   ------------
                                                     (unaudited)
Current Assets:
   Cash and cash equivalents                         $         61   $         -
   Accounts receivable, net                                   104            71
   Prepaid assets and other current receivables                17            13
                                                     ------------   ------------
                  Total Current Assets                        182            84

Property and equipment, net                                    14           142
Patents and completed technology, net of
   accumulated amortization of
   $100 and $80, respectively                                   -            20
                                                     ------------   ------------
       Total Assets                                  $        196   $        246
                                                     ============   ============



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)


                                                     September 30,  December 31,
               LIABILITIES AND                          2004           2003
            STOCKHOLDERS' DEFICIT                    ------------   ------------
                                                     (unaudited)
Current Liabilities:
   Checks written in excess of cash                  $          -   $        13
   Accounts payable                                         1,006         1,031
   Related party payable                                      320           278
   Current portion of long term debt                          246             -
   Line of credit                                               7            64
   Other accrued liabilities                                4,915         3,937
                                                     ------------   ------------

                  Total Current Liabilities                 6,494         5,323

Long Term Debt                                              2,645         1,575
                                                     ------------   ------------

                   Total Liabilities                        9,139         6,898

Commitments and Contingencies                                  --            --

Stockholders' Deficit
   Convertible Preferred Stock, Series E, F &H
     Par value $0.001 per share, 5% to 12%
     cumulative dividends, Series E and F, 3%
     dividends for Series H
     1,561,700  authorized, 1,013,700 shares and
     1,033,700 shares issued and outstanding as
     of September 30, 2004 and December 31,
     2003, respectively.
     The shares had an aggregate liquidation
     Value of $3,856 and $4,142 at
     September 30, 2004 and December 31,
     2003 respectively.                                         1             1
   Common Stock, par value $0.001 per share,
     300,000,000 shares authorized, 127,273,071
     and 117,702,133 issued and outstanding, at
     September 30, 2004 and December 31, 2003,
     respectively.                                            127           118
   Additional Paid-in Capital                              67,446        67,664
   Accumulated Deficit                                    (76,254)      (74,172)
                                                     ------------   ------------
                                                           (8,680)       (6,389)

   Treasury Stock, 3,437,500 shares                          (263)         (263)
                                                     ------------   ------------
               Total Stockholders' Deficit                 (8,943)       (6,652)
                                                     ------------   ------------
   Total Liabilities and Stockholders' Deficit       $        196   $       246
                                                     ============   ============

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)

                                                      Three months ended              Nine months ended
                                                     Sept 30,      Sept 30,     Sept 30,       Sept 30,
                                                       2004          2003         2004           2003
                                                    ----------    ----------    ---------    -----------
Contract revenues                                   $      155    $      166    $     449    $      462
Costs and expenses:
   Cost of sales                                           180           212          687           615
   Research and development                                  -             4            7            63
   General and administrative                              466           383        1,393         1,069
   Depreciation and amortization                            20            65          149           203
                                                    ----------    ----------    ---------    -----------
            Total costs and expenses                       666           664        2,236         1,950
                                                    ----------    ----------    ---------    -----------

Loss from operations                                      (511)         (498)      (1,787)       (1,488)
                                                    ----------    ----------    ---------    -----------
Other income (expense):
   Interest expense                                       (115)         (221)        (295)         (379)
                                                    ----------    ----------    ---------    -----------

            Net other income (expense)                    (115)         (221)        (295)         (379)
                                                    ----------    ----------    ---------    -----------

Loss before income taxes                                  (626)         (719)      (2,082)       (1,867)

   Income taxes                                             --            --           --            --
                                                    ----------    ----------    ---------    -----------
   Net loss                                         $     (626)   $     (719)   $  (2,082)   $   (1,867)
                                                    ==========    ==========    =========    ===========

   Loss per share - basic and diluted               $    (0.01)   $    (0.01)   $   (0.02)   $    (0.02)
                                                    ==========    ==========    =========    ===========

Number of weighted average shares outstanding (000's)
       basic and diluted                               127,273        94,834      125,046        83,462
                                                    ==========    ==========    =========    ===========



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)

                                                          Nine months ended
                                                     September 30, September 30,
                                                          2004          2003
                                                       ----------    -----------

Cash flows from operating activities:
   Net loss                                            $   (2,082)   $   (1,867)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                           149           203
      Amortization of debt discount                            22            35
      Changes in assets and liabilities:
          Accounts receivable, net                            (33)           10
          Prepaid assets                                       (4)           81
          Checks written in excess of cash                    (13)
          Accounts payable                                    (25)            7
          Other liabilities                                   755           614
                                                       ----------    -----------

              Net cash used in operating activities        (1,231)         (917)

Cash flows from investing activities:
         Purchase of equipment                                 (1)          (11)
         Advances from (to) related parties                    42           (80)
                                                       ----------    -----------
              Net cash used in investing activities            41           (91)

Cash flows from financing activities:
      Increase in (repayment of) line of credit               (57)           --
      Increase in notes and loans payable                   1,294           991
      Payments on notes and loans payable                      --           (40)
      Proceeds from exercised warrants                         14            --
                                                       ----------    -----------

              Net cash provided by financing activities     1,251           951

Increase (decrease) in cash                                    61           (57)
Cash, beginning of period                                      --            59
                                                       ----------    -----------

Cash, end of period                                    $       61    $        2
                                                       ==========    ===========

            See notes to condensed consolidated financial statements.

             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                               September 30, 2004


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2004, and for the years ended December 31, 2003, 2002, and 2001, Applied incurred losses of $2,082,000, $2,957,000, $5,972,000, and $6,554,000, respectively. Applied has also experienced net cash (outflows) inflows from operating activities of $(955,000), $(121,000), and $965,000 for the years ended December 31, 2003,
2002, and 2001, respectively. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $376,000 and $313,000 at September 30, 2004 and December 31, 2003, respectively. These allowances are included in other accrued liabilities in the accompanying financial statements.

         In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable options and will be revalued each quarter to determine the effect on operations, if any. During the quarter ended September 30, 2004, no expense has been recognized for the variable options as the fair market value of Applied's common stock at September 30, 2004 was lower than the exercise price of the variable options.

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

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant or the date of repricing. No options were issued or vested during the quarters ended September 30, 2004 and 2003, therefore, there would be no effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Note B - Supplemental Cash Flow Information

         During the three and nine month periods ended September 30, 2004, 0 and 20,000 shares of Series E Preferred Stock were converted into 0 and 9,071,937 shares of the Company's common stock, respectively. During the three and nine month periods ended September 30, 2004, the Company paid no dividends on the Series E Preferred Stock conversions. The Company accrued dividends on Preferred Stock Series E for the three and nine month periods ended September 30, 2004, of $30,089 and $94,074, respectively, which is included in Other Accrued Liabilities.

         During the three and nine month periods ended September 30, 2004, no shares of Preferred Stock Series F were converted into shares of the Company's common stock. The Company accrued dividends on Preferred Stock Series F for the three and nine month periods ended September 30, 2004, of $37,241 and $110,914, respectively, which is included in Other Accrued Liabilities.

         During the three and nine month periods ended September 30, 2004, no shares of Preferred Stock Series H were converted into shares of common stock. The company paid no accrued dividends on Preferred Stock Series H. The Company accrued dividends on Preferred Stock Series H for the three and nine month periods ended September 30, 2004, of $6,049 and $18,016, respectively, which is included in Other Accrued Liabilities.

Note C - Other Accrued Liabilities

Other accrued liabilities consist of the following:

                                               September 30,       December 31,
                                                   2004                2003
                                               -------------       ------------
                                                 (unaudited)
Compensation and employee benefits             $       1,791       $      1,373
Dividend payable                                       1,628              1,405
Accrued interest                                         624                351
Loss reserve                                             376                313
Exit and forbearance fees on notes payable               219                219
Related parties                                          185                185
Other                                                     92                 91
                                               -------------       ------------
                                               $       4,915       $      3,937
                                               =============       ============


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


Three Months Ended September 30, 2004
(Dollars in Thousands)

-------------------------------------------------------------------------------------------------------
                                                                                             Corporate
                                                            Advanced                          Overhead
                                             Total          Sciences        Solution         and Other

Contract revenues                          $      155      $     155       $      --         $       --

Costs and expenses
     Cost of sales                                180            122              58                 --
     Research and development                      --             --              --                 --
     General and administrative                   466            156              19                291
     Depreciation and amortization                 20             --              20                 --
                                           ----------      ---------       ---------         ----------

              Total costs and expenses            666            278              97                291
                                           ----------      ---------       ---------         ----------

Income (loss) from operations                    (511)          (123)            (97)              (291)

     Interest income                               --             --              --                 --
     Interest expense                            (115)            --              --               (115)
                                           ----------      ---------       ---------         ----------

Loss before income taxes                         (626)          (123)            (97)              (406)

     Income taxes                                  --             --              --                 --
                                           ----------      ---------       ---------         ----------

Net income (loss)                          $     (626)     $    (123)      $     (97)        $     (406)
                                           ==========      =========       =========         ==========

Total assets                               $      196      $     196       $      --         $       --

Expenditures for long-lived assets         $        1      $       1       $      --         $       --



Nine Months Ended September 30, 2004
(Dollars in Thousands)

-------------------------------------------------------------------------------------------------------
                                                                                             Corporate
                                                            Advanced                          Overhead
                                             Total          Sciences        Solution         and Other

Contract revenues                          $      449      $     409       $      40         $       --

Costs and expenses
     Cost of sales                                687            366             321                 --
     Research and development                       7             --               7                 --
     General and administrative                 1,393            279             168                946
      Depreciation and amortization               149             20             129                 --
                                           ----------      ---------       ---------         ----------

              Total costs and expenses          2,236            665             625                946
                                           ----------      ---------       ---------         ----------

Income (loss) from operations                  (1,787)          (256)           (585)              (946)

     Interest income                               --             --              --                 --
     Interest expense                            (295)            --              --               (295)
                                           ----------      ---------       ---------         ----------

Loss before income taxes                       (2,082)          (256)           (585)            (1,241)

     Income taxes                                  --             --              --                 --
                                           ----------      ---------       ---------         ----------

Net Income (loss)                          $   (2,082)     $    (256)      $    (585)        $   (1,241)
                                           ==========      =========       =========         ==========

Total assets                               $      196      $     196       $      --         $       --                 $    --

Expenditures for long-lived assets         $        1      $       1       $      --         $       --



Three Months Ended September 30, 2003
(Dollars in Thousands)

-------------------------------------------------------------------------------------------------------
                                                                                             Corporate
                                                            Advanced                          Overhead
                                             Total          Sciences        Solution         and Other

Contract revenues                          $      166      $     149       $      17         $       --

Costs and expenses
     Cost of sales                                212            195              17                 --
     Research and development                       4             --               4                 --
     General and administrative                   383            119              30                234
     Depreciation and amortization                 65              9              56                 --
                                           ----------      ---------       ---------         ----------

              Total costs and expenses            664            323             107                234
                                           ----------      ---------       ---------         ----------

Income (loss) from operations                    (498)          (174)            (90)              (234)

     Interest income                               --             --              --                 --
     Interest expense                            (221)            --              --               (221)
                                           ----------      ---------       ---------         ----------

Loss before income taxes                         (719)          (174)            (90)              (455)

     Income taxes                                  --             --              --                 --
                                           ----------      ---------       ---------         ----------

Income (loss) from continuing operations         (719)          (174)            (90)              (455)

    Loss from discontinued
    Operations                                     --             --              --                 --
                                           ----------      ---------       ---------         ----------

Net income (loss)                          $     (719)     $    (174)      $     (90)        $     (455)
                                           ==========      =========       =========         ==========

Total assets                               $      396      $     168       $     200         $       28

Expenditures for long-lived assets         $        5      $       5       $      --         $       --




Nine Months Ended September 30, 2003
(Dollars in Thousands)

-------------------------------------------------------------------------------------------------------
                                                                                             Corporate
                                                            Advanced                          Overhead
                                             Total          Sciences        Solution         and Other

Contract revenues                          $      462      $     445       $      17         $       --

Costs and expenses
     Cost of sales                                615            598              17                 --
     Research and development                      63             --              63                 --
     General and administrative                 1,069            344             127                598
     Depreciation and amortization                203             35             168                 --
                                           ----------      ---------       ---------         ----------

              Total costs and expenses          1,950            977             375                598
                                           ----------      ---------       ---------         ----------

Income (loss) from operations                  (1,488)          (532)           (358)              (598)

     Interest income                               --             --              --                 --
     Interest expense                            (379)            (3)             --               (376)
                                           ----------      ---------       ---------         ----------

Loss before income taxes                       (1,867)          (535)           (358)              (974)

     Income taxes                                  --             --              --                 --
                                           ----------      ---------       ---------         ----------

Net Income (loss)                          $   (1,867)     $    (535)      $    (358)        $     (974)
                                           ==========      =========       =========         ==========

Total assets                               $      396      $     168       $     200         $       28

Expenditures for long-lived assets         $       11      $      11       $      --         $       --


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

         Options and warrants to purchase 120,721,815 and 34,274,905 shares of common stock as of September 30, 2004 and 2003, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note F - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

Note G - Subsequent Events

         Issuance of Common Stock subsequent to September 30, 2004

         The Company issued a total of 7,072,982 shares of its common stock during the period from September 30, 2004 to November 14, 2004, in connection with various conversion notices from the holders of the Company's Series E Convertible Preferred Stock, par value ($0.001) per share (the "Series E
Preferred") and the holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred").

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

         The Company will hold its 2003 Annual Meeting at The Fitzpatrick Hotel located at 687 Lexington Avenue, New York, NY 10015 on December 21, 2004 - 11:00 a.m. EST. The record date for the shareholders of the Company for the Company's 2003 Annual Meeting is November 10, 2004.

RESULTS OF OPERATIONS

         Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

         Revenues from continuing operations were $155,000 and $449,000 for the three and nine months ended September 30, 2004 compared to $166,000 and $462,000 for the three and nine months ended September 30, 2003. Such revenues were primarily from the Company's subsidiary Advanced Sciences.

         In the case of Advanced Sciences, revenues were $155,000 and $409,000 respectively for the three and nine months ended September 30, 2004 as compared with $149,000 and $445,000 for the three and nine months ended September 30, 2003. Advanced Sciences has experienced a significant decrease in revenue caused by fewer contracts and overall, less work being performed by Advanced Sciences. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Advanced Sciences has two major customers, each of which represents more than 10% of total revenue. The combined revenue for these two customers was $155,000 and $409,000 respectively (100% of total revenues) for the three and nine months ended September 30, 2004. Cost of sales was $122,000 and $366,000 respectively for the three and nine months ended September 30, 2004 compared to $195,000 and $598,000 respectively for the three and nine months ended September 30, 2003. The decrease in cost of sales is due to greater efficiencies in staffing and further reduction of sales associated expenses in the three and nine months ended September 30, 2004.

         In the case of Solution, revenues were $0 and $40,000 respectively for the three and nine months ended September 30, 2004 as compared with $17,000 and $17,000 respectively for three and nine months ended September 30, 2003. There were marginal revenues recorded for the three and nine month period ended September 30, 2004 due to (i) SET processing contracts being negotiated but not yet initiated, (ii) United States Environmental Protection Agency (the "USEPA") demonstration of the SL-2 system at a client location in Oak Ridge, Tennessee for inclusion to the Company's nationwide permit for PCB destruction; and (iii) the relocations of the SET equipment to Hanford, Washington. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Cost of sales was $58,000 and $321,000 respectively for the three and nine months ended September 30, 2004 as compared to $17,000 and $17,000 respectively for the three and nine months ended September 30, 2003. The cost of sales, when incurred, is attributable to installation, set-up, supplies and salary expenses for the SET technology. The cost of sales also includes other direct sales and marketing expenses when incurred. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three and nine months ended September 30, 2004, the Company incurred research and development costs of $0 and $7,000 respectively as compared to $4,000 and $63,000 respectively for the three and nine months ended September 30, 2003. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for continuing operations for the three and nine months ended September 30, 2004 were $466,000 and $1,393,000 respectively as compared to $383,000 and $1,069,000 respectively for the three and nine months ended September 30, 2003. This difference is primarily due to the increased salaries, the majority of which is deferred, for the executives of the Company for the periods ended September 30, 2004.

         Interest expense for continuing operations for the three and nine months ended September 30, 2004 was $115,000 and $295,000, respectively as compared to $221,000 and $379,000, respectively for the three and nine months ended September 30, 2003. The decrease in interest expense is primarily related to the forbearance fees and exit fees of $219,000 associated with the Milford/Shaar Bridge Loan Note recorded in the three and nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004 and December 31, 2003 Advanced Sciences had a $7 and $64 outstanding balance, respectively, on its revolving line of credit.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000 at September 30, 2004.

         The Company's auditor's opinion on our fiscal 2002 and 2003 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

         For the three and nine month periods ended September 30, 2004, the Company incurred a net loss of ($626,000) and ($2,082,000), respectively as compared to a net loss of ($719,000) and ($1,867,000), respectively for the three and nine months ended September 30, 2003. For the nine-month period ended September 30, 2004, and for the years ended December 31, 2003, 2002, and 2001, Applied incurred losses of ($2,082,000), ($2,957,000), ($5,972,000) and
($6,554,000), respectively. Applied has also experienced net cash (outflows) inflows from operating activities of $(955,000), $(121,000), and $965,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

         During the three and nine month periods ended September 30, 2004, the Company converted 0 and 20,000 respectively, shares of Series E Preferred and 0 shares of Series F Preferred for 0 and 9,071,937, respectively, shares of the Company's common stock. For the three and nine month periods ended September 30, 2004, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 2,500,000 shares of the Company's common stock at an exercise price of $0.0285. The current principal balance of the Weiss Group Note is $252,363 as of September 30, 2004 and remains unpaid as of November 14, 2004. The warrant discount remaining on the Weiss Group note at September 30, 2004 is $7,326.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until December 31, 2005. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar in February 2004, a five-year warrant for 250,000 shares of the Company's common stock at an exercise price of $0.03 per share. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The current principal balance of the Milford/Shaar Bridge Loan Notes is $2,648,741 as of September 30, 2004 and remains unpaid as of November 14, 2004. Additionally, as of November 14, 2004, there is $119,073 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes.

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and has no due date at this time. The current principal balance of the Blum Demand Note is $312,032 as of September 30, 2004 and remains unpaid as of November 14, 2004, and is included in related party payable.

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

ITEM 4.  Controls and Procedures
         -----------------------

         a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15e under the Exchange Act, as of September 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and the Company's Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial Officer and Chief
              Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, include the Company's Chief Executive Officer, and Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

ITEM 3.  Defaults among Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5.  Other Information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8 - K

         (a) Exhibits.

         1. 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         2. 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         3. 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         4. 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

         1. The Company filed a Current Report on Form 8-K, dated August 16, 2004, announcing its June 30, 2004 Quarterly earnings.

         2. The Company filed a Current Report on Form 8-K, dated September 2, 2004, announcing that its wholly owned engineering services subsidiary, Commodore Advanced Sciences, Inc. (CASI), has been awarded an environmental sampling and data integration contract by Bechtel Jacobs Company, LLC of Oak Ridge, TN.

         3. The Company filed a Current Report on Form 8-K, dated November 12, 2004, announcing that has initiated correspondence to its shareholders concerning the 2003 Annual Meeting of shareholders to be held on December 21, 2004. Additionally, the Company announced that a protest of a provisional contract award to a team led by its wholly owned subsidiary, Commodore Advanced Sciences, Inc. has been resolved in the Company's favor. Additionally, the Company announced that a protest of the Fast Flux Test Facility (FFTF) contract award by DOE has been filed by the two losing teams, one of which the Company was a member. The FFTF contract award was protested to the Department of Energy, General Accounting Office and the Small Business Association.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2004             COMMODORE APPLIED TECHNOLOGIES, INC.
                                    (Registrant)


                                    By /s/ James M. DeAngelis
                                       ----------------------------
                                       James M. DeAngelis - Senior Vice
                                       President and Chief Financial Officer
                                       (as both a duly authorized officer of the
                                       registrant and the principal financial
                                       officer of the registrant)