Form 10-K/A
period 2003-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2004-12-03
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-K/A




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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Explanatory Note: This Form 10-K/A is being filed to include the signed opinion of the Company's independent registered public accounting firm. The opinion originally filed with the Form 10-K inadvertently omitted the signature.


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




                                        /s/Tanner + Co.



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