Form 10-K
period 2004-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2005-04-15
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-K




      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

         Non-affiliates of the registrant held shares of common stock as of March 31, 2005 with an aggregate market value of approximately $1,864,680.19
(based upon the last sale price of the common stock on March 31, 2005 as reported by the NASD Over the Counter Bulletin Board).

         As of March 31, 2005, 140,178,626 shares of the registrant's common stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART 1............................................................................................................6
         ITEM 1.  BUSINESS........................................................................................6
                  General.........................................................................................6
                  Soil Decontamination--Commodore Solution Technologies, Inc......................................7
                  Environmental Management - Commodore Advanced Sciences, Inc....................................12
                  Markets and Customers..........................................................................15
                  Raw Materials..................................................................................16
                  Backlog........................................................................................16
                  Research and Development.......................................................................16
                  Intellectual Property..........................................................................17
                  Competition....................................................................................17
                  Environmental Regulation.......................................................................19
                  Employees......................................................................................20
         ITEM 2.  PROPERTIES.....................................................................................21
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................22
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................22

PART II..........................................................................................................23
         ITEM 5. MARKET FOR  REGISTRANT'S COMMON EQUITYAND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
             EQUITY SECURITIES...................................................................................23
                  Market Information.............................................................................23
                  Issuance of Common Stock Subsequent to December 31, 2004.......................................23
                  Dividend Information...........................................................................24
                  Recent Sales of Unregistered Securities........................................................25
         ITEM 6. SELECTED FINANCIAL DATA.........................................................................28
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........29
                  Overview.......................................................................................29
                  Critical Accounting Policies...................................................................30
                  Results of Operations..........................................................................31
                  Off-Balance Sheet Arrangements.................................................................33
                  Liquidity and Capital Resources................................................................34
                  Net Operating Loss Carryforwards...............................................................39
                  New Accounting Pronouncements..................................................................39
                  Forward Looking Statements.....................................................................40
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................41
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................41

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........41
         ITEM 9A. CONTROLS AND PROCEDURES........................................................................42
         ITEM 9B. OTHER INFORMATION..............................................................................42

PART III.........................................................................................................45
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................45
                  Executive Officers and Directors...............................................................45
                  Key Employees..................................................................................48
                  Board Committees...............................................................................49
                  Audit Committee and Financial Expert...........................................................49
                  Compensation of Directors......................................................................49
                  Compliance with Section 16(a) of the Exchange Act..............................................50
         ITEM 11.  EXECUTIVE COMPENSATION........................................................................51
                  Summary Compensation...........................................................................51
                  Stock Options..................................................................................53
                  Employment Agreements..........................................................................54
                  Compensation Committee Interlocks and Insider Participation....................................54
                  Report of the Compensation Committee on Executive Compensation.................................54
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................58
                  Equity Compensation Plan Information...........................................................58
                  Ten Year Option Repricings.....................................................................59
                  Shareholder Return Performance.................................................................61
                  Security Ownership of Certain Beneficial Owners................................................62
                  Security Ownership of Management...............................................................64
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................67
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................70

PART IV..........................................................................................................71
         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K...............................71

SIGNATURES.......................................................................................................80

SUPPLEMENTAL INFORMATION.........................................................................................81

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

         Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

         o the Company's critical need for additional cash to sustain existing operations and meet existing obligations and capital requirements (the Company's auditor's opinion on our fiscal 2002, 2003 and 2004 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing);

         o the ability to generate profitable operations from a large scale remediation project;

         o the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner.

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

         o    developments in environmental legislation and regulation;

         o the ability of the Company to obtain future financing on favorable terms;

         o    other circumstances affecting anticipated revenues and costs;

         o the expiration of the Company's nationwide EPA permit in September 2001 (The Company believes that the permit may be renewed subject to providing additional information. The Company has not resubmitted information for a new permit); and

         o the ability of the Company to replicate on a large scale, economically viable basis, the results of its technology test results.

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

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000 at December 31, 2004.

         The Company's auditor's opinion on our fiscal 2002, 2003 and 2004 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing.

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

         In January 2001 the Company entered into a contract with Waste Control Specialists, LLC ("WCS") for the treatment of various mixed waste streams stored at the WCS facility near Andrews, Texas. This work employed the Company's SL-2 SET system and was completed in August 2001. No large scale waste treatment was performed at this site. The contract was terminated by the Company because of the failure of WCS to obtain a waste treatment permit in a timely manner in 2003 and all of the Company's SET equipment was removed from the WCS site.

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

         In October 2003 the Company entered into a contract with ToxCo Metals, ("ToxCo"), Oak Ridge. Advanced Sciences, teamed with ToxCo, was performing sodium disposition for the Department of Energy at ToxCo's facility in Oak Ridge, Tennessee. This contract commenced late in 2003, and was expected to be completed late in 2004. The DOE canceled the contract in late 2004 because they determined that the sodium was subject to the Secretary of Energy's moratorium on releasing scrap metals for recycling.

         In December 2003 the Company entered into a contract with Envirocare of Utah ("Envirocare"), Clive, Utah for the treatment of mixed wastes, as well as consultation regarding the regulatory requirements for the treatment. Preliminary feasibility testing commenced in March 2004, employing the Company's SL-2 SET system. The Company is hopeful this may result in the first multi-year installation and contract for the SET technology but no commercial work has resulted to date.

         The Company has generated aggregate revenues of less than $1,600,000 from the implementation of the SET technology since 1999.

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

         The Nationwide Permit expired in September 2001, and may be renewed subject to providing any requested additional information to the EPA at the time of renewal. The Company is in the process of obtaining a permit revision for its commercial SET processing system, the S-10. The S-10 system is capable of processing up to 10 tons of contaminated material daily. The Company believes that various revisions to the equipment and process parameters are being made to the existing permit. The Company believes the revised permit will be issued pending the final site selection for the full or part-time operation of any SET system for the treatment of PCB wastes. The revised permit will require the Company to fund closure costs associated with the implementation of any SET system for the treatment of PCB wastes. The closure costs are calculated on a site-by-site basis and are funded accordingly by the Company.

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

Environmental Services, which owns 4.95 % of the Company. Advanced Sciences has at its disposal, on a per project basis, what it believes are among the most qualified professionals in the environmental consulting business. Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the DOE and the DOD, and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission. To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

Contracts

         eDAM - Advanced Science was awarded an environmental sampling and data integration contract by Bechtel Jacobs Company LLC of Oak Ridge, TN in September 2004. CASI is the lead small business member of the Commodore Advanced Sciences Team (CAST), which also includes team members Science Applications International, Inc. (SAIC), and RCS Corporation (RCS).

         The Environmental Data Acquisition and Management (eDAM) contract awarded to CAST is valued at over $14 million for the base and option periods September 2004-2008. The eDAM contract scope of work includes three major components: execution of environmental sampling, sample management, and environmental information management. Sampling includes collecting soil, groundwater, surface water, air, sediment, biological, waste characterization, and building D&D samples in support of site closures and CERCLA, RCRA, NPDES, and TSCA compliance at all three U. S. Department of Energy (DOE) Oak Ridge sites: ETTP, ORNL, and Y-12.

         The Company has completed the pre-mobilization and mobilization phases of its eDAM contract and is now in full operations. The Company has opened a satellite office at the K-25 site, and has staffed the eDAM contract with twenty-eight full time employees. The Company believes the eDAM contract may attract more DOE client groups than are contemplated in the base scope of the contract. The Company is seeking to extend its environmental monitoring service capabilities to other DOE sites, such as Portsmouth, OH and Paducah, KY. The current contract backlog for work is $5.4 million in 2005.

         Duratek- Advanced Sciences was awarded a one-year contract from Duratek Federal Services, Inc. beginning in January 2005, to perform environmental monitoring services at two engineered landfills on the Oak Ridge Reservation. Environmental monitoring services will include sample collection, packaging and shipping to offsite analytical laboratories. Samples will be collected from surface water, groundwater, and landfill leachate collection locations on storm event, weekly, monthly, and quarterly bases.

         UT Battelle: Advanced Sciences provides one engineering person on a time and material basis to UT Battelle, supporting the site closure at Oak Ridge National Laboratories (ORNL). The Advanced Sciences personnel provide structural engineering assessment services under this contract. The time and material contract remains on-going through 2005.

         Denver Regional Water Council of Governments: Advanced Sciences is contracted annually to sample surface waters, streams, groundwater wells and watersheds to Chatfield Watershed Authority located southwest of Denver. The contract is ongoing through 2005. A similar and ongoing contract for Cherry Creek Basin Water Authority is also ongoing.

         Tetra Tech Contract: Advanced Sciences provides engineering support under Tetra Tech's general engineering support contract with Bechtel Jacobs Co, LLC. Bechtel Jacobs is responsible for environmental oversight of the U.S. DOE's Oak Ridge, TN site. Advanced Sciences provides 1 to 3 engineering personnel on a time and material basis to Tetra Tech on a contract basis which is expected to continue through September 2005.

         WESKEM - Advanced Sciences was awarded a one-year contract from WESKEM LLC., of Oak Ridge to support their sampling efforts with the Waste Disposition Services Project in March 2005. The Sample Management Office (SMO) services required to meet the needs of this project are: (i) Assistance with the preparation of analytical statement of works (SOW), (ii) Maintenance of laboratory performance metrics, (iii) Procurement of best value laboratories,
(iv) Performance of contract verification of data, and (v) Tracking of samples and sample residue.

         ToxCo Metals, Oak Ridge: Advanced Sciences, teamed with ToxCo Metals, is performing sodium disposition for the Department of Energy at ToxCo's facility in Oak Ridge, Tennessee. This contract commenced late in 2003, and was expected to be completed late in 2004. The DOE canceled the contract in late 2004 because they determined that the sodium was subject to the Secretary of Energy's moratorium on releasing scrap metals for recycling.

         Envirocare of Utah: Advanced Sciences performed a series of mixed waste treatment tests in 2004 on specific waste streams at the Envirocare of Utah Clive facility northwest of Salt Lake City, using its SL-2 solvated electron system. The Company was able to reduce or eliminate 48 out of 52 contaminates in the waste samples provided by Envirocare of Utah by utilizing the SET treatment. No further testing or commercial work has been generated to date at this location.

Joint Ventures

         Nuvotec, Inc., Joint Venture. In April 2002, Commodore Government Environmental Technologies, Inc. ("Government Technologies"), a wholly-owned subsidiary of the Company, entered into a LLC agreement with Technical Resources International, Inc., ("TRI"), a wholly owned subsidiary of Nuvotec, Inc., as a non-exclusive means by which each party (and their affiliates) could pursue mixed waste treatment contracts on a limited, domestic basis. TRI is a provider of contract services to the DOE and to the public utilities market. The purpose of the joint venture, known as Nuvoset, LLC (the "Nuvoset LLC"), a Delaware limited liability company, encompassed all aspects of mixed waste characterization, treatment, storage, transportation and disposal through the use, application and commercialization of the technologies of the Nuvotec LLC partners. The Nuvoset, LLC was dissolved in 2003 by agreement between the parties.

MARKETS AND CUSTOMERS

General

         The Company markets its services and technologies to governmental and industrial customers throughout the United States. The Company also plans to target customers in markets abroad, particularly in Eastern Europe and the Middle East. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. During the year ended December 31, 2004, sales of approximately 6% of the Company's environmental management services were to private sector customers and sales of approximately 94% were derived from contracts with federal, state and municipal government agencies. Contracts to private sector customers generally may not be terminated at the option of the customer. Contracts with governmental customers generally may be terminated at any time at the option of the customer. In 2004, Advanced Sciences' Oak Ridge Contracts, Rocky Flats Contracts and ToxCo Contracts accounted for approximately 83%, 11% and 6%, respectively of the Advanced Sciences' sales. The Company has benefited from its long-term relationships with many of its customers that result in repeat business.

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

         As with any new technology or process, there has been initial resistance to the use of SET on a large scale, especially in connection with a strong vested interest on the part of the U.S. Military (based on substantial expenditures and commitments previously made) to use incineration for the destruction of weapons. In addition, other prospective projects for the Company have already been committed to other forms of destruction technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, biological treatment, catalytic electrochemical oxidation and supercritical wet oxidation. The Company, and its collaborative partners, have been attempting to overcome such competition by introducing SET in smaller clean-up projects and through feasibility studies demonstrating its applicability to larger projects, such as the Initial Harrisburg Contract during the years 2000 and 2001, and the WCS Fixed Facility Processing Contract during the year 2001. The SET process provides a significant advantage by allowing the processed material to be disposed of as a non-mixed waste by destroying the hazardous component.

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

Environmental Management

         Based on market data compiled by Advanced Sciences, the largest market for environmental services today within the United States is the U.S. Government. Government wide spending levels for environmental services exceed $10 billion per year. The DOD and DOE are expected to account for approximately 66% of such expenditures and together expect to spend in excess of $200 billion for environmental work over the next twenty years. Advanced Sciences has a long-term record for providing environmental services to the U.S. Government with the DOD and DOE being its primary customers.

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

BACKLOG

         At December 31, 2004, total potential backlog for the Company was approximately $5,400,000 as compared with approximately $524,000 as of December 31, 2003. The total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. The Company estimates that all of the total backlog represents work that will be completed in the next 12 months. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were $9,000, $70,000, and $297,000 for the years ended December 31, 2004, 2003, and 2002 respectively.

INTELLECTUAL PROPERTY

         The Company currently has ten (10) issued U.S. and foreign patents. Additionally, the Company has seven (7) patent applications currently on file and pending in the U.S. and in foreign countries. The average life expectancy for the currently issued patents is 12.67 years. As patents are issued, the U.S. Patent and Trademark Office assigns the Company a twenty (20) year patent-life for each patent issued.

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

COMPETITION

         Soil Decontamination

         The Company anticipates that the market for commercial private sector applications of SET will be hazardous and non-hazardous waste and industrial by-products treatment and disposal, in particular the more recalcitrant "mixed" wastes (wastes containing a radioactive element). Several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than the Company, compete with the Company in this market. The Company primarily competes in the hazardous waste treatment market in the U.S., a market valued at over $3.7 billion for 2005. The top ten competitors in this market account for over 70 percent of the revenues for this market sector. The dominant companies in this sector include companies with permitted waste treatment and disposal sites, including Envirocare of Utah, Waste Control Specialists, Pacific EcoSolution, and American Ecology, as well as other treatment companies such as Duratek and PermaFix. The Company's revenues for 2004 account for less than 1 percent of the dollar volume of the hazardous waste market. Any one or more of the Company's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by the Company. To the extent that the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, the Company's ability to compete effectively could be adversely affected.

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

Environmental Management

         Advanced Sciences has been primarily engaged in providing environmental consulting and scientific support services to United States government agencies, such as the DOE and DOD. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to continue its spending level for environmental services at approximately $11 to $12 billion for 2005. The DOE and DOD are expected to account for approximately 66% of such expenditures. Commodore Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environmental services to the United States government.

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

         In the hazardous waste management market, Advanced Sciences' competitors include such firms as Roy F. Weston, Jacobs Engineering, Science Applications International Corp., CH2M Hill and CDM, all of whom have greater financial and other resources than the Company. In providing environmental impact assessment services, Commodore Advanced Sciences' principal competitors in this market sector include Tetra Tech, The Earth Technology Corp., Battelle, URS and Woodward-Clyde. Primary factors affecting Advanced Sciences' competitiveness in this market are its ability to continue to attract and retain qualified technical and professional staff with quality project performance records and to control its costs of doing business.

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

         The Company possesses a Nationwide Permit issued by the EPA under the Alternative Destruction Technology Program that allowed it to use SET on-site to treat PCB-contaminated soils and metallic surfaces, although the permit is currently expired. The Nationwide Permit contains numerous conditions for maintaining the Nationwide Permit and there can be no assurance that the Company will be able to comply with such conditions to maintain and/or secure renewal of the Nationwide Permit. In addition, if environmental legislation or regulations are amended, or are interpreted or enforced differently, the Company may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. Failure to obtain such permits or otherwise comply with such regulatory requirements could have a material adverse effect on the Company and its operations. Various revisions to the equipment and process parameters are being made to the existing permit. The Company believes that the revised permit will be issued pending the final site selection for the full or part-time operation of any SET system for the treatment of PCB wastes. The revised permit will require the Company to fund closure costs associated with the implementation of any SET system for the treatment of PCB wastes. The closure costs are calculated on a site-by-site basis and are funded accordingly by the Company.

EMPLOYEES

         As of December 31, 2004, the Company (including all of its direct and indirect subsidiaries) had a total of 28 full-time and 6 part-time employees, of which approximately 24 are engineers, scientists, lawyers and other professionals. None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.

OTHER INFORMATION

         See Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information regarding revenue from customers, a measure of profit or loss and total assets for each of the Company's segments for the last 3 fiscal years.


ITEM 2.  PROPERTIES.
------   ----------

         The Company's principal executive offices are located in New York, New York. The Company leases approximately 2,000 square feet of office space in New York from an affiliate of Bentley J. Blum, a director and principal stockholder of Commodore Environmental Services, Inc. ("Environmental") and a director of the Company, Solution, Commodore Separation Technologies, Inc. ("Separation"), Advanced Sciences and certain other subsidiaries and affiliates of the Company. Such space also serves as the principal executive offices of Environmental and certain of its affiliates. Although the Company's lease for the New York City space expired in December 1998, the Company has been permitted to use the New York City office space during 1999, 2000, 2001, 2002, 2003, 2004, and 2005 on a rent-free basis. In November 2003 the Company issued 27,355,800 warrants to Mr. Blum for consideration for the loans made to the Company, the usage of office space and personnel of the Blum Asset Trust over the last five years, and debt forbearance on the Blum Demand Note. Also, the Company provides general insurance coverages and director & officer insurance to Environmental and Separation under its policy at no charge to Environmental and Separation in exchange for rent and direct labor, office supplies and third party vendor services that the Company generates in its activities in the New York City offices.

         In addition to the New York, New York facilities, since April 2000, the Company has leased approximately 1,600 square feet of space from Dr. Shelby T. Brewer, a director and executive officer of the Company, on a month-to-month basis, for a rental payment in the amount of $1,700 per month.

         The Company leases approximately 400 square feet of laboratory, office and storage space at Kirtland Air Force Base in Albuquerque, New Mexico for rental payments in the amount of $735 per month, pursuant to a month-to-month lease arrangement.

         Advanced Sciences' principal executive and administrative offices are located in Richland, Washington. Advanced Science leases approximately 3,750 square feet of space for rental payments in the amount of $3,500 per month under a yearly lease.

         In addition to the Richland, Washington facilities, Advanced Sciences has leased approximately 1,600 square feet of space in Oak Ridge, TN for its administrative functions, on a four year lease, for a rental payment in the amount of $1,800 per month. Additionally, Advanced Sciences leases approximately 5,500 square feet of space at K-1035, at a DOE facility in Oak Ridge for its operational staff for the EDAM contract, on a four year lease, for a rental payment in the amount of $1,958 per month.

         Advanced Sciences also leases approximately 1,000 square feet of space for field operations in Wheat Ridge, Colorado for a rental payment in the amount of $785 per month.

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

         As of April 15, 2005, no litigation has been filed against the Company, or any of the Company's subsidiaries with respect to this indemnification issue. The Company is currently investigating all of the relevant facts and circumstances in connection with the Surety's potential claim or cause of action. No amount has been recorded in the financial statements as the Company is unable to determine a loss amount, if any, on the issue of indemnification.

Incidental Matters
------------------

         As of April 15, 2005, the Company and its subsidiaries are involved in ordinary, routine litigation incidental to the conduct of their business.
Management believes that none of this litigation, individually or in the aggregate, is material to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ----------------------------------------------------

None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------   ---------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES.
         ------------------------------------------

MARKET INFORMATION

         On June 28, 1996, the Company issued common stock and warrants at initial public offering prices of $6.00 per share and $0.10 per warrant. The Company's warrants, previously extended from June 16, 2001, expired on June 16, 2002. On March 6, 2003, the Common Stock ceased to be listed on the American Stock Exchange ("AMEX") and began trading in the over-the-counter market in the so-called "pink sheets" of the National Quotation Bureau, Inc. and the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board or OTCBB"), where it is currently traded under the symbol CXII. As of March 31, 2005, there were 277 record holders of the Company's common stock.

         The following table sets forth, for the fiscal periods shown, the high and low sale prices (rounded to the nearest cent) for the Company's common stock as reported on the AMEX (prior to March 6, 2003) and on the OTCBB (after March 6, 2003).

                                                     Common Stock
                                                     ------------
                                                   High         Low
                                                   ----         ---

Fiscal 2004
      First Quarter.............................   $0.03        $0.01
      Second Quarter............................    0.05         0.02
      Third Quarter.............................    0.03         0.02
      Fourth Quarter............................    0.02         0.01

Fiscal 2003
      First Quarter.............................   $0.18        $0.02
      Second Quarter............................    0.03         0.02
      Third Quarter.............................    0.04         0.02
      Fourth Quarter............................    0.20         0.01


ISSUANCE OF COMMON STOCK SUBSEQUENT TO DECEMBER 31, 2004

         The Company issued a total of 5,832,573 shares of its common stock during the period from January 1, 2005 to April 15, 2005, in connection with various conversion notices from the holders of the Company's Series E
Convertible Preferred Stock, par value ($0.001) per share (the "Series E Preferred Stock") and the holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred Stock").

DIVIDEND INFORMATION

         Series E Preferred Stock
         ------------------------

         The holders of the Company's Series E Convertible Preferred Stock, par value ($0.001) per share (the "Series E Preferred Stock"), are entitled to a variable rate dividends beginning at 12% and averaging 8.15% over the term of the securities. Through December 31, 2004, the Company had paid an aggregate since the stock was issued of $134,000 in cash dividends and the Company has accrued an additional $961,886 in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after April 30, 2000 in the Company's common stock rather than cash. During 2003 the Company paid $143,496 in common stock in payment of the accrued dividends on all of the converted Series E Preferred Stock shares to date.

         Series F Preferred Stock
         ------------------------

         The holders of the Company's Series F Convertible Preferred Stock, par value ($0.001) per share (the "Series F Preferred Stock"), are entitled to a variable rate dividend beginning at 12% and averaging 8.15% over the term of the securities. Through December 31, 2004, the Company had paid an aggregate since the stock was issued of $92,000 in cash dividends and the Company has accrued an additional $679,525 in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after September 30, 2000 in the Company's common stock rather than cash. During 2002 the Company paid $39,939 in common stock in payment of the accrued dividends on all of the converted Series F shares to date.

         Series H Preferred Stock
         ------------------------

         The holders of the Company's Series H Convertible Preferred Stock, par value ($0.001) per share (the "Series H Preferred Stock"), are entitled to a dividend rate of 3% over the term of the securities. Through December 31, 2004, the Company had not paid cash dividends and the Company has accrued $56,745 in unpaid dividends. The Company has the option to pay the dividends accrued in all periods in additional shares of Series H Preferred Stock. See "Recent Sales of Unregistered Securities -- May 2002 Settlement Agreement Issuance of Series H Preferred Stock."

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

RECENT SALES OF UNREGISTERED SECURITIES

April 2005 Exchange Agreement of Series E Preferred Stock and Series F Preferred Stock

         On April 12, 2005, the Company authorized the issuance of 550,000 shares of Series I Convertible Preferred Stock ("Series I Preferred"), par value $0.001 per share, each such share of Series I Preferred having a stated value of $10.00 per share.

         The Series I Preferred shall have the following rights, privileges, and limitations:

         a)   The conversion feature shall be exercisable immediately.

         b) The conversion price of the Series I Preferred shall be determined by the average closing price of Company's common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.0285 per share.

         c) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

         d) The Series I Preferred shall have a non-cumulative annual dividend of 10%, payable in cash or shares of the Company's common stock at the Company's election.

         e) Dividend will be paid quarterly commencing May 15, 2005, to the Holders of record of shares of the Series I Preferred Stock. Dividends until February 14, 2006 shall accrue but shall not be payable until February 15, 2006.

         f) The Company will reserve 75 million shares of its common stock for the conversion of the Series I Preferred.

         On April 12, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "Shaar Exchange Agreement"). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E Preferred and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company's Series I Preferred. See "MD&A - Liquidity and Capital Resources."

April 2005 New Shaar Convertible Note and Milford Capital Purchase Agreement

         Additionally, under the Shaar Exchange Agreement, the Company issued an Amended and Restated Secured Promissory Note of the Company, amending and restating a note originally issued June 13, 2001, which such Note has an outstanding principal balance as of April 12, 2005 of $3,251,585.35 ("Old Shaar Note").

         On April 12, 2005 Shaar executed a purchase agreement ("Milford Capital Purchase Agreement") to Milford Capital & Management ("Milford"). In accordance with the terms of the Milford Capital Purchase Agreement, Shaar purchased a secured promissory note of the Company, initially issued to Milford on June 13, 2001, in the original principal amount of $500,000, which had an outstanding principal balance on March 22, 2005 of $188,149 ("Old Milford Note"), together with (i) all interest, additional obligations, forbearance fees, exit fees, penalties and other amounts due and payable from time to time under or in connection with the Old Milford Note, and (ii) the Forbearance Amount in connection with the Forbearance Agreement, dated January 30, 2004, between Milford and the Company, and Shaar in which Shaar agreed to forgive payment from the Company to Shaar of $300,000 of accrued and unpaid dividends on shares of the Company's Series E Preferred held by Shaar ("Forgiven Dividends") and consented to the transfer of the dollar value of the Forgiven Dividends to Milford as part of the forbearance fee payable to Milford under the Forbearance Agreement of 2004.

         Shaar and the Company have agreed that Shaar will exchange the outstanding principal amount of the Old Shaar Note and the Old Milford Note (including all accrued and unpaid interest, unpaid fees and Forgiven Dividends) for the Company's newly issued 10% convertible secured promissory note (the "New Shaar Convertible Note")

         The New Shaar Convertible Note shall have the following rights, privileges, and limitations:

         a) The New Shaar Convertible Note bears an interest rate of 10% per annum, which is payable in cash or shares of the Company's common stock at the Company's election.

         b) Interest shall accrue on the principal amount for a one year period ("Deferral Period"). On March 22, 2006, the Company will make a single lump sum payment to the holder in an amount equal to all interest that accrued during the Deferral Period

         c) Beginning April 15, 2006, and monthly thereafter on the 15th day of each month until March 22, 2009 ("Maturity Date"), the Company shall pay to Shaar all accrued and unpaid interest ("Interest Payments")on the principal balance of the note accruing during the prior month.

         d) On the Maturity Date, the Company shall make a single lump sum payment to Shaar equal to the outstanding principal balance of the New Shaar Convertible Note ("Principal Balance"), together with all accrued and unpaid interest.

         e) At the option of Shaar, the outstanding Principal Balance may be converted, either in whole or in part, into shares of the Company's common stock.

         f) The conversion price of the payment of the Principal Balance, the Deferral Period, and the Interest Payments shall be determined by the average closing price of Company's common stock in the 10 trading days preceding the conversion date,, but in no event shall the conversion price be more than $0.0285 per share ("Conversion Price").

         g) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

         h) The New Shaar Convertible Note may not be prepaid by the Company prior to the Maturity Date.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until December 31, 2005. In connection with the Milford/Shaar Bridge Loan Notes, the

Company issued to Milford/Shaar in February 2004, a five-year warrant for 250,000 shares of the Company's common stock at an exercise price of $0.03 per share. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The Milford/Shaar Bridge Loan Notes were restructured into the New Shaar Convertible Note as of April 12, 2005. Prior to the New Shaar Convertible Note, the current principal balance of the Milford/Shaar Bridge Loan Notes was $3,033,741 as of December 31, 2004. Additionally, as of December 31, 2004, there was $119,073 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes. See "MD&A - Liquidity and Capital Resources."

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors, including the son of Paul E. Hannesson, our former President and Chief Executive Officer, and Stephen A. Weiss, a shareholder of Greenberg Traurig LLP, our former corporate counsel. Since the date of that loan, certain warrants have been issued to the holders of the Weiss Group Note in consideration of certain payment extensions.

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

         The recipients of securities in the transactions described above represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictive legends were affixed to the certificates or warrants representing the securities issued in this transaction. The Company made available to the recipients, written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipient of the limitations on resale of such securities. In addition, the recipients were offered the opportunity, prior to exchanging and/or purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed these transactions to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities.

ITEM 6.  SELECTED FINANCIAL DATA.
------   ------------------------

         The following table presents selected financial data of the Company, as of December 31, 2004, 2003, 2002, 2001 and 2000 and for the years then ended. The following selected historical data is derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

Consolidated Statement of Operations Data: (in thousands, except per share data)

                                       2000            2001           2002           2003           2004
                                       ----            ----           ----           ----           ----
Revenue:
    Contract revenues...........      $17,057           $4,590         $3,710           $660           $738
Cost of sales:
    Cost of revenues............       14,452            3,369          2,108            811            919
    Research and development....          993              423            297             70              9
    General and administrative..        5,228            2,420          1,792          1,700          1,674
    Depreciation             and          865              658            314            267            136
amortization....................
       Impairment of Machinery             --              776             --             --             --
       Impairment of Patents               --              627             --             --             --
       Impairment of Goodwill...        6,586               --             --             --             --
                                      ----------------------------------------------------------------------
Loss from operations............      (11,067)          (3,683)          (801)        (2,188)        (2,000)

    Interest income.............           57               38             --             --             --
    Interest expense............         (586)            (226)          (104)          (769)          (404)
    Equity  in  net   losses  of
       subsidiary.................          --            (295)            --             --             --
                                      ----------------------------------------------------------------------
                                      (11,596)          (4,166)          (905)        (2,957)        (2,404)
                                      ----------------------------------------------------------------------
Loss before income taxes .......
    Income taxes................           --               --             --             --             --

Loss on disposal of
discontinued operations                    --               --         (4,134)            --             --
(Loss)  gain  from  discontinued
operations                                155            (2,388)         (933)            --             --
                                      ----------------------------------------------------------------------

Net loss .......................      $(11,441)        $(6,554)       $(5,972)       $(2,957)       $(2,404)
                                      ======================================================================

Net loss per share -- basic and
diluted.........................      $  (.34)         $  (.13)       $  (.11)       $  (.04)       $  (.02)
                                      ======================================================================


Weighted average number of
shares..........................       35,866           53,241         57,775         92,035        126,682
                                      ======================================================================



Consolidated Balance Sheet Data: (in thousands)

                                       2000           2001           2002           2003            2004
                                      ----------------------------------------------------------------------
Cash and cash equivalents......... $     579      $     170      $      59      $      --       $      15
Assets held for sale - DRM........    29,687         29,407             --             --              --
Total assets......................    37,473         31,200            736            246             369
Long term debt....................       221             --            431          1,575           3,034
Liabilities held for sale - DRM...    22,966         22,165             --             --              --
Total liabilities.................    29,618         29,629          5,025          6,898           9,697
Minority interests................        --             --             --             --              --
Stockholders' (deficit) equity....     7,855          1,571         (4,289)        (6,652)         (9,328)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000. Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $1,050,503 in loans that are currently due or are payable on demand. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

         The Company's auditor's opinion on our fiscal 2002, 2003 and 2004 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

CRITICAL ACCOUNTING POLICIES

         We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

         Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to the reserves for doubtful accounts receivable and the valuation of stock and options issued for services.

Reserves for Doubtful Accounts

         Management estimates the amount of required reserves for the potential non-collectibility of accounts receivable based upon the customer's financial condition, age of the customer's receivables, changes in payment histories, and consideration of other relevant factors. Because the reserve for doubtful accounts is an estimate of events that have not yet occurred, we could incur additional charges or benefits in the future to reflect differences between estimated and actual collections.

Valuation of stock and options

         We value and account for the issuance of equity instruments to non-employees to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable. The fair value of stock issued for goods or services is determined based on the quoted market price on the date the commitment to issue the stock has occurred. The fair value of stock options or warrants granted to non-employees for goods or services is calculated on the date of grant using the Black-Scholes options pricing model.

Revenue Recognition

         Substantially all the Company's current revenues consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for unit prices. Revenue under unit price contracts are recorded when the services are provided.

         Most of the Company's historical contracts provided for reimbursement of costs plus fixed fees. Direct and indirect contract costs incurred in reimbursement plus cost contracts are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and have established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited the Company's contracts through 1996. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

RESULTS OF OPERATIONS

Year ended December 31, 2004 compared to Year ended December 31, 2003

         Revenues were $738,000 for the year ended December 31, 2004, compared to $660,000 for the year ended December 31, 2003. The increase in revenues is due to the increases in revenue contribution by Advanced Sciences as certain contracts were renewed and other contracts were initiated.

         In the case of Advanced Sciences, revenues were $698,000 for the year ended December 31, 2004, compared to $568,000 for the year ended 2003. Revenues in 2004 were primarily from engineering and scientific services performed for the United States government under two contracts similar to those in place in 2003. Advanced Sciences had two major customers in 2004, each of which represents more than 10% of annual revenue. The combined revenue for these two customers was $698,000 or 100% of the Company's total 2004 revenue. The increase in revenues at Advanced Sciences is primarily the result of the renewal of existing contracts and overall, more subcontract work being performed in 2004. Cost of sales decreased from $721,000 for 2003 to $548,000 for 2004. A reduction in cost of sales at Advanced Sciences resulted from greater operating efficiencies on existing contracts and a reduction in overhead expenses. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         In the case of Solution, revenues were $40,000 for the year ended December 31, 2004 as compared with $92,000 for the year ended December 31, 2003. The decrease is primarily due to the decrease in feasibility studies and commercial processing. Revenues in 2004 were primarily from remediation services performed for a scrap metal recycling company in the U.S. under a subcontract. Solution had one major customer which represented more than 10% of annual revenue. The revenue for this customer was $40,000 or 100% of the Solution's total 2004 revenue. The decrease in revenues at Solution is primarily the result of less subcontract work being performed in 2004. Cost of sales was $371,000 for the year ended December 31, 2004 as compared to $90,000 for the year ended December 31, 2003. The increase in cost of sales is attributable to greater manufacturing costs of specialty equipment and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the year ended December 31, 2004, the Company incurred research and development costs of $9,000, as compared to $70,000 for the year ended December 31, 2003. 100% of the research and development costs are attributable to the operations of Solution. In 2004, the Company invested more money in capital expenditures and less in laboratory work then it had in 2003. Advanced Sciences did not incur research and development costs in the years 2003 and 2004.

         General and administrative expenses for the year ended December 31, 2004 were $1,674,000 as compared to $1,700,000 for the year ended December 31, 2003. This decrease reflects the impact of some of the restructuring steps in the Company throughout 2004.

         In the case of Advanced Sciences, general and administrative costs decreased from $570,000 for the year ended December 31, 2003 to $308,000 for the year ended December 31, 2004. This decrease reflects the impact of some restructuring steps in Advanced Sciences (including principally a outsourcing of certain administrative functions) the Company made throughout 2004 to increase operating efficiencies. Solution incurred general and administrative costs of

$120,000 for the year ended December 31, 2004 as compared with $73,000 for the year ended December 31, 2003. This increase was primarily due to an increased, focused sales and marketing effort for Solution's services, which may result in contracts that will produce revenue in 2005 and beyond.

         The decrease in interest expense of $365,000 from 2003 to 2004 is primarily related to lower, amortized non-cash interest costs associated with the Milford/Shaar Note and the Weiss Group Note and lower balances on the Company's line of credit.

         The Net Loss was $2,404,000 for the year ended December 31, 2004, compared to $2,957,000 for the year ended December 31, 2003. The decrease in the net loss was a result of increased revenues and the decreased interest expenses for the year ended December 31, 2004 compared to the year ended December 31, 2003.

Year ended December 31, 2003 compared to Year ended December 31, 2002

         Revenues were $660,000 for the year ended December 31, 2003, compared to $3,710,000 for the year ended December 31, 2002. The decrease in revenues is due to the decreases in revenue contribution by Advanced Sciences as certain contracts were not renewed and other contracts were completed.

         In the case of Advanced Sciences, revenues were $568,000 for the year ended December 31, 2003, compared to $3,448,000 for the year ended 2002. Revenues in 2003 were primarily from engineering and scientific services performed for the United States government under a variety of contracts similar to those in place in 2002. Advanced Sciences had two major customers in 2003, each of which represents more than 10% of annual revenue. The combined revenue for these two customers was $568,000 or 100% of the Company's total 2003 revenue. The decline in revenues at Advanced Sciences is primarily the result of fewer contracts and overall, less subcontract work being performed in 2003. The government decided to deal directly with the subcontractor rather than having Advanced Sciences subcontract this work on behalf of the government. The government took this action, as the subcontracts became too large. Cost of sales decreased from $1,854,000 for 2002 to $721,000 for 2003. A reduction in cost of sales at Advanced Sciences resulted from fewer contracts and overall, less work performed resulting in decreased revenues. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         In the case of Solution, revenues were $92,000 for the year ended December 31, 2003 as compared with $262,000 for the year ended December 31, 2002. The decrease is primarily due to the decrease in feasibility studies and commercial processing. Revenues in 2003 were primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Solution has two major customers, each of which represents more than 10% of annual revenue. The combined revenue for these two customers was $92,000 or 100% of the Solution's total 2003 revenue. The decrease in revenues at Solution is primarily the result of less subcontract work being performed in 2003. Cost of sales was $90,000 for the year ended December 31, 2003 as compared to $254,000 for the year ended December 31, 2002. The decrease in cost of sales is attributable to lower sales expenses for the SET technology due to less subcontract work being performed in 2003. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

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

         The increase in interest expense of $665,000 from 2002 to 2003 is primarily related to higher, amortized non-cash interest costs associated with the Blum Note, Milford/Shaar Note and the Weiss Group Note and higher balances on the Company's line of credit.

         The loss from discontinued operations is approximately $0 and $933,000 for the years ended December 31, 2003 and 2002. The Company discontinued DRM in 2002 and there were no operations during 2003. The loss from discontinued operations is approximately $0 and $4,134,000 for the years ended December 31, 2003 and 2002.

         The net loss was $2,957,000 for the year ended December 31, 2003, compared to $5,972,000 for the year ended December 31, 2002. The decrease in the net loss was partially the result of the one-time recognition of the discontinued operations of DRM (933,000) and the loss on disposal of assets of DRM (4,134,000) for the year ended December 31, 2002. The net loss prior to these items was $2,957,000 for the year ended December 31, 2003, compared to $905,000 for the year ended December 31, 2002. The increase in the net loss was primarily the result of decreased revenues and increased interest expenses for the year ended December 31, 2003 compared to the year ended December 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS

         There are no off-balance sheet arrangements, such as financing or variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004 and December 31, 2003 Advanced Sciences had a $0 and $64,000 outstanding balance, respectively, on its two million dollar, receivables revolving line of credit. The line of credit is based on credit worthy receivables of Advanced Sciences.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000 at December 31, 2004. Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $1,050,503 in loans that are currently due or are payable on demand as of April 14, 2005. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

         The Company's auditor's opinion on our fiscal 2002, 2003 and 2004 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

         For the year ended December 31, 2004, the Company incurred a net loss of $2,404,000 as compared to a net loss of $2,957,000 for the year ended December 31, 2003.

         As shown in the financial statements for the years ended December 31, 2004, 2003, and 2002, the Company incurred losses of $2,404,000, $2,957,000, and
$5,972,000 respectively. The Company has also experienced net cash inflows (outflows) from operating activities of ($1,532,000), ($955,000), and ($123,000) for the years ended December 31, 2004, 2003 and 2002 respectively. At December 31, 2004 and 2003 the Company had working capital (deficit) of ($5,654,000) and ($5,239,000) respectively. The increase in the working capital deficit from December 31, 2003 to December 31, 2004 is mainly due to the Company's loss from operations.

         As shown in the financial statements for the years ended December 31, 2004 and 2003 the Company had stockholders' (deficit) equity of ($9,328,000) and ($6,652,000) respectively. The Company's net increase in stockholders' deficit from December 31, 2003 to December 31, 2004 is primarily due to the loss for the year ended December 31, 2004.

         For the year ended December 31 2004, the Company issued 16,144,919 shares of the Company's common stock upon conversion of 32,500 shares of Series E Preferred by the holders thereof. For the year ended December 31 2004, there were no conversions of shares of Series F Preferred. The Company issued no shares of the Company's common stock with respect to accrued dividends pertaining to the Series E and Series F Preferred conversions for the year ended December 31, 2004.

         For the year ended December 31 2004, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 2,500,000 shares of the Company's common stock at an exercise price of $0.0285. The current principal balance of the Weiss Group Note is $252,397 as of December 31, 2004 and remains unpaid as of April 15, 2005.

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

         On May 23, 2001, a private investor purchased $250,000 of the Company's common stock at the market price. The Company issued the private investor 1,973,077 shares of common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 2-year warrant for 500,000 shares of the Company's common stock at an exercise price of $0.22 per share. The Company re-priced this warrant in November 2003 to $0.0285 and extended the expiration date of this warrant to November 19, 2005. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Recent Sales of Unregistered Securities."

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until December 31, 2005. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar in February 2004, a five-year warrant for 250,000 shares of the Company's common stock at an exercise price of $0.03 per share. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The Milford/Shaar Bridge Loan Notes were restructured into the New Shaar Convertible Note as of April 12, 2005. Prior to the New Shaar Convertible Note, the current principal balance of the Milford/Shaar Bridge Loan Notes was $3,033,741 as of December 31, 2004. Additionally, as of December 31, 2004, there was $119,073 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes. See "MD&A - Recent Sales of Unregistered Securities."

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and is payable on demand. The current principal balance of the Blum Demand Note is $312,032 as of December 31, 2004 and remains unpaid as of April 15, 2005. See "MD&A - Recent Sales of Unregistered Securities."

         On November 19, 2003, the Company issued a warrant to purchase 27,355,800 shares of its common stock at an exercise price of $0.0285 per share (the closing price of our common stock on the OTCBB on such date) to the Blum Asset Trust, a company controlled by Bentley Blum, a Director of the Company, in consideration for the loans made to the Company and the usage of office space and personnel of the Blum Asset Trust over the last five years. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "MD&A - Recent Sales of Unregistered Securities."

         On April 12, 2005, the Company authorized the issuance of 550,000 shares of Series I Convertible Preferred Stock ("Series I Preferred"), par value $0.001 per share, each such share of Series I Preferred having a stated value of $10.00 per share.

         The Series I Preferred shall have the following rights, privileges, and limitations:

         a)   The conversion feature shall be exercisable immediately.

         b) The conversion price of the Series I Preferred shall be determined by the average closing price of Company's common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.0285 per share.

         c) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

         d) The Series I Preferred shall have a non-cumulative annual dividend of 10%, payable in cash or shares of the Company's common stock at the Company's election.

         e) Dividend will be paid quarterly commencing May 15, 2005, to the Holders of record of shares of the Series I Preferred Stock. Dividends until February 14, 2006 shall accrue but shall not be payable until February 15, 2006.

         f) The Company will reserve 75 million shares of its common stock for the conversion of the Series I Preferred.

         On April 12, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "Shaar Exchange Agreement"). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E Preferred and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company's Series I Preferred. See "MD&A - Recent Sales of Unregistered Securities."

         Additionally, under the Shaar Exchange Agreement, the Company issued an Amended and Restated Secured Promissory Note of the Company, amending and restating a note originally issued June 13, 2001, which such Note has an outstanding principal balance as of April 12, 2005 of $3,251,585.35 ("Old Shaar Note").

         On April 12, 2005 Shaar executed a purchase agreement ("Milford Capital Purchase Agreement") to Milford Capital & Management ("Milford"). In accordance with the terms of the Milford Capital Purchase Agreement, Shaar purchased a secured promissory note of the Company, initially issued to Milford on June 13, 2001, in the original principal amount of $500,000, which had an outstanding principal balance on March 22, 2005 of $188,149 ("Old Milford Note"), together with (i) all interest, additional obligations, forbearance fees, exit fees, penalties and other amounts due and payable from time to time under or in connection with the Old Milford Note, and (ii) the Forbearance Amount in connection with the Forbearance Agreement, dated January 30, 2004, between Milford and the Company, and Shaar in which Shaar agreed to forgive payment from the Company to Shaar of $300,000 of accrued and unpaid dividends on shares of the Company's Series E Preferred held by Shaar ("Forgiven Dividends") and consented to the transfer of the dollar value of the Forgiven Dividends to Milford as part of the forbearance fee payable to Milford under the Forbearance Agreement of 2004.

         Shaar and the Company have agreed that Shaar will exchange the outstanding principal amount of the Old Shaar Note and the Old Milford Note (including all accrued and unpaid interest, unpaid fees and Forgiven Dividends) for the Company's newly issued 10% convertible secured promissory note (the "New Shaar Convertible Note").

         The New Shaar Convertible Note shall have the following rights, privileges, and limitations:

         a) The New Shaar Convertible Note bears an interest rate of 10% per annum, which is payable in cash or shares of the Company's common stock at the Company's election.

         b) Interest shall accrue on the principal amount for a one year period ("Deferral Period"). On March 22, 2006, the Company will make a single lump sum payment to the holder in an amount equal to all interest that accrued during the Deferral Period

         c) Beginning April 15, 2006, and monthly thereafter on the 15th day of each month until March 22, 2009 ("Maturity Date"), the Company shall pay to Shaar all accrued and unpaid interest ("Interest Payments")on the principal balance of the note accruing during the prior month.

         d) On the Maturity Date, the Company shall make a single lump sum payment to Shaar equal to the outstanding principal balance of the New Shaar Convertible Note ("Principal Balance"), together with all accrued and unpaid interest.

         e) At the option of Shaar, the outstanding Principal Balance may be converted, either in whole or in part, into shares of the Company's common stock.

         f) The conversion price of the payment of the Principal Balance, the Deferral Period, and the Interest Payments shall be determined by the average closing price of Company's common stock in the 10 trading days preceding the conversion date,, but in no event shall the conversion price be more than $0.0285 per share ("Conversion Price").

         g) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

         h) The New Shaar Convertible Note may not be prepaid by the Company prior to the Maturity Date.

         The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in this transaction. The Company made available to The Shaar Fund Ltd., written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipient of the limitations on resale of such securities. In addition, The Shaar Fund Ltd. was offered the opportunity, prior to exchanging and/or purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities. See "MD&A - Recent Sales of Unregistered Securities."

         The financial information included in the accompanying form 10K for the period ending December 31, 2004 reflects the terms of the DRM Settlement Agreement. For the year ended December 31, 2002 the Company recorded a loss on the disposal of DRM in the amount of $4,134,000. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000. Because of the dissolution of DRM, its' operations have been reflected as discontinued operations for the years ended December 31, 2002, and 2001.

         The following table summarizes the Company's contractual obligations, maturities and commitments. See Notes 8 and 14 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt and operating leases.


                                   Less than 1                                   More than
                                      Year        1-3 Years       3-5 Years       5 Years         Total
                                  ----------------------------------------------------------------------------

Long-term debt                     $  258,000      $      -      $ 3,034,000     $    -          $  3,292,000
Operating leases                   $  126,000      $ 42,000      $         -     $    -          $    168,000
Purchase obligations               $        -      $      -      $         -     $    -          $          -
Other long-term liabilities        $        -      $      -      $         -     $    -          $          -
                                  ----------------------------------------------------------------------------
                                   $  384,000      $ 42,000      $ 3,034,000     $    -          $  3,460,000


         The Company hopes to meet its short-term capital requirements (including its $100,000 monthly cash shortfall) through continued loans from The Shaar Fund, Ltd., although this lender is under no obligation to continue to make advances to the Company. The Company intends to negotiate a forbearance arrangement with other lenders on loans that are currently due. Ultimately, the Company intends to reduce its cash shortfall and intends to meet its long term capital needs through obtaining additional contracts that will generate funds from operations and obtaining additional debt or equity financing as necessary or engaging in merger or sale transactions. There can be no assurance that such sources of funds will be available to the Company or that it will be able to meet its short or long term capital requirements.

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards (the "NOLs") of approximately $36,487,000, which expire in the years 2010 through 2024. The amount of NOLs that can be used in any one year will be limited by the applicable tax laws that are in effect at the time such NOLs can be utilized. The unused NOLs balances may be accumulated and used in subsequent years. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the NOLs.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 ("FIN 46"), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity ("VIE"). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on our results of operations and financial position.

         On December 18, 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 does not have a material impact on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for fiscal years beginning after June 15, 2005 and, thus, will be effective for us beginning with the fiscal year 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R and the adoption of SFAS 123R may have a material impact on our financial position or results of operations. See Stock-Based Compensation in Note 1 of our Notes to Consolidated Financial Statements for more information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

         Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

         o the Company's critical need for additional cash to sustain existing operations and meet existing obligations and capital requirements (the Company's auditor's opinion on our fiscal 2002, 2003 and 2004 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing);

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  ----------------------------------------------------------

         Not applicable.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

         The consolidated financial statements of the Company are included on pages F-1 through F-36 of this Annual Report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         None.

ITEM 9A. CONTROLS AND PROCEDURES
-------- -----------------------

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of December 31, 2004, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (b) Changes in internal controls

         There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION
-------- -----------------

         On April 12, 2005, the Company authorized the issuance of 550,000 shares of Series I Convertible Preferred Stock ("Series I Preferred"), par value $0.001 per share, each such share of Series I Preferred having a stated value of $10.00 per share.

         The Series I Preferred shall have the following rights, privileges, and limitations:

         a)   The conversion feature shall be exercisable immediately.

         b) The conversion price of the Series I Preferred shall be determined by the average closing price of Company's common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.0285 per share.

         c) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

         d) The Series I Preferred shall have a non-cumulative annual dividend of 10%, payable in cash or shares of the Company's common stock at the Company's election.

         e) Dividend will be paid quarterly commencing May 15, 2005, to the Holders of record of shares of the Series I Preferred Stock. Dividends until February 14, 2006 shall accrue but shall not be payable until February 15, 2006.

         f) The Company will reserve 75 million shares of its common stock for the conversion of the Series I Preferred.

         On April 12, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "Shaar Exchange Agreement"). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E Preferred and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company's Series I Preferred. See "MD&A - Recent Sales of Unregistered Securities and MD&A - Liquidity and Capital Resources."

         Additionally, under the Shaar Exchange Agreement, the Company issued an Amended and Restated Secured Promissory Note of the Company, amending and restating a note originally issued June 13, 2001, which such Note has an outstanding principal balance as of April 12, 2005 of $3,251,585.35 ("Old Shaar Note").

         On April 12, 2005 Shaar executed a purchase agreement ("Milford Capital Purchase Agreement") to Milford Capital & Management ("Milford"). In accordance with the terms of the Milford Capital Purchase Agreement, Shaar purchased a secured promissory note of the Company, initially issued to Milford on June 13, 2001, in the original principal amount of $500,000, which had an outstanding principal balance on March 22, 2005 of $188,149 ("Old Milford Note"), together with (i) all interest, additional obligations, forbearance fees, exit fees, penalties and other amounts due and payable from time to time under or in connection with the Old Milford Note, (iii) the Forbearance Amount in connection with the Forbearance Agreement, dated January 30, 2004, between Milford and the Company, and Shaar in which Shaar agreed to forgive payment from the Company to Shaar of $300,000 of accrued and unpaid dividends on shares of the Company's Series E Preferred held by Shaar ("Forgiven Dividends") and consented to the transfer of the dollar value of the Forgiven Dividends to Milford as part of the forbearance fee payable to Milford under the Forbearance Agreement of 2004.

         Shaar and the Company have agreed that Shaar will exchange the outstanding principal amount of the Old Shaar Note and the Old Milford Note (including all accrued and unpaid interest, unpaid fees and Forgiven Dividends) for the Company's newly issued 10% convertible secured promissory note (the "New Shaar Convertible Note")

         The New Shaar Convertible Note shall have the following rights, privileges, and limitations:

         a) The New Shaar Convertible Note bears an interest rate of 10% per annum, which is payable in cash or shares of the Company's common stock at the Company's election.

         b) Interest shall accrue on the principal amount for a one year period ("Deferral Period"). On March 22, 2006, the Company will make a single lump sum payment to the holder in an amount equal to all interest that accrued during the Deferral Period

         c) Beginning April 15, 2006, and monthly thereafter on the 15th day of each month until March 22, 2009 ("Maturity Date"), the Company shall pay to Shaar all accrued and unpaid interest ("Interest Payments")on the principal balance of the note accruing during the prior month.

         d) On the Maturity Date, the Company shall make a single lump sum payment to Shaar equal to the outstanding principal balance of the New Shaar Convertible Note ("Principal Balance"), together with all accrued and unpaid interest.

         e) At the option of Shaar, the outstanding Principal Balance may be converted, either in whole or in part, into shares of the Company's common stock.

         f) The conversion price of the payment of the Principal Balance, the Deferral Period, and the Interest Payments shall be determined by the average closing price of Company's common stock in the 10 trading days preceding the conversion date,, but in no event shall the conversion price be more than $0.0285 per share ("Conversion Price").

        g) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

         h) The New Shaar Convertible Note may not be prepaid by the Company prior to the Maturity Date.

         The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictive legends were affixed the certificates representing the shares issued in this transaction. The Company made available to The Shaar Fund Ltd., written information about the Company in accordance with Rule 502 of the Securities Act and advised such recipient of the limitations on resale of such securities. In addition, The Shaar Fund Ltd. was offered the opportunity, prior to exchanging and/or purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. Based upon the facts above, the Company believed this transaction to be exempt from the registration requirements of the Securities Act in reliance on Section 4 (2) thereof as a transaction not involving any public offering of securities.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------  --------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of March 31, 2005 are as follows:

Name                               Age   Position
-------------------------------------------------------------------------------
Dr. Shelby T. Brewer               68    Chairman of the Board and Chief
                                         Executive Officer
-------------------------------------------------------------------------------
O. Mack Jones                      64    President & Chief Operating Officer
-------------------------------------------------------------------------------
James M. DeAngelis                 44    Chief Financial and Administrative
                                         Officer, Treasurer
-------------------------------------------------------------------------------
Bentley J. Blum                    63    Director
-------------------------------------------------------------------------------
Dr. Frank E. Coffman               63    Director
-------------------------------------------------------------------------------
Paul E. Hannesson                  64    Director
-------------------------------------------------------------------------------
VADM Michael P. Kalleres           65    Director
-------------------------------------------------------------------------------
Ambassador William A. Wilson       90    Director
-------------------------------------------------------------------------------

DR. SHELBY T. BREWER, 68, Director since January 2001

         o    Chairman and CEO of the Company since April 2003.

         o    President of the Company from January 2001 to April 2003.

         o Since April 2000, Mr. Brewer served as Chairman and CEO of Solutions, a wholly owned subsidiary of the Company.

         o From 1996 to March 2000, Dr. Brewer was President of S. Brewer Enterprises, a privately held consulting firm he founded that is engaged in supporting mergers and acquisitions, arranging private and public financing, and forming joint ventures abroad.

         o Served as President and CEO of the nuclear power businesses of ABB Combustion Engineering, a public company, from 1985 to 1995.

         o From 1981 to 1984, he served as Assistant Secretary of Energy in the Reagan administration, holding the top nuclear post in the US government.

         o Dr. Brewer holds Ph.D. and M.S. degrees in nuclear engineering from Massachusetts Institute of Technology; he holds a B.S. degree in mechanical engineering and a B.A. in humanities from Columbia University.

BENTLEY J. BLUM, 63, Director since March 1996

         o Served as director of Environmental since 1984, Chairman of the Board of Environmental, a public company, from 1984 to November 1996 and is its principal stockholder.

         o Currently serves as a director of Separation, a wholly owned subsidiary of Environmental. Currently serves as a director of Solution, a wholly owned subsidiary of the Company.

         o Sole stockholder and director of a number of corporations that hold real estate interests, oil drilling and other corporate interests that are privately held companies.

         o Mr. Blum is the brother-in-law of Paul E. Hannesson, a director of the Company.

DR. FRANK E. COFFMAN 63, Director since June 2002

         o Mr. Coffman also currently serves as Senior Vice President, Corporate Development Officer of Holmes & Narver, a public company, involved in construction and engineering (August 1997 - Present).

         o Mr. Coffman served as Senior Vice President, Government & Commercial Programs, IT Corporation, a public company, from January 1995 to May 1997 and as Vice President, Government & Commercial Programs, IT Corporation from 1984 to 1995.

         o Mr. Coffman served as Deputy Assistant Secretary for Waste Management for the Department of Energy ("DOE") from 1981 to 1984, Director of the Office of Advanced Nuclear Systems, DOE from 1980 to 1981 and as a Director of the Division of Fusion Development and Technology, DOE from 1978 to 1980.

         o Mr. Coffman served as Chief of the Energy Research Development Agency, Fusion Systems and Applications Studies Branch from 1970 to 1975.

         o Mr. Coffman serves on the Board of Directors of Holmes and Narver, a public company.

         o Mr. Coffman holds a Ph.D. in nuclear physics and a MA degree in plasma physics from Vanderbilt University. Mr. Coffman holds a BS degree in physics from Western Kentucky University.

JAMES M. DEANGELIS, 44, Director since June 2002

         o Mr. DeAngelis was appointed Vice President-Finance and Treasurer of the Company in 1998 and promoted to Chief Financial and Administrative Officer and Secretary in December 1998.

         o Mr. DeAngelis also served as Senior Vice President-Sales & Marketing of Separation, a public company, since July 1996.

         o He also served as the President of CFC Technologies, formerly a wholly owned subsidiary of the Company, since September 1994.

         o He holds a MBA from the American Graduate School of International Management. He holds B.S. degrees in Biology and Physiology from the University of Connecticut.

PAUL E. HANNESSON, 62, Director since March 1996

         o Mr. Hannesson served as Chairman, CEO and President of the Company from 1996 to January 2001.

         o He served as Director and Officer of Environmental, a public company, from 1996 to July 1998.

         o He serves as Chairman of the Board and CEO of Separation, a wholly owned subsidiary of the Company.

         o Mr. Hannesson is the brother-in-law of Bentley Blum, a director of the Company.


O. MACK JONES, 64, Director since October 2003

         o    President and C.O.O. of the Company since April 2003.

         o Since February 2001, Mr. Jones served as Acting President of Advanced Sciences, a wholly owned subsidiary of the Company.

         o From April 1998 to February 2001, Mr. Jones also has served as Vice President of Field Operations of the Company since April 1998, managing its field treatability studies and commercial projects.

         o From June 1996 to April 1998, Mr. Jones served as a consultant to the Company assisting in the commercialization of the solvated electron technology.

         o From 1991 to May 1996, Mr. Jones served as the founder and principal executive officer of a privately held environmental consulting company, Florida Vector Services, which provided both consulting and hands-on remediation services primarily in TSCA-related areas.

         o From 1986 to 1991, Mr. Jones was Vice President-Operations with Quadrex Environmental Company, a public company, managing the company's field remediation businesses.

         o Mr. Jones held several managerial operating positions in power generation and distribution arenas during his twenty-six years of service to General Electric Company, a public company.

         o    Mr.  Jones  holds  a  degree  in   mechanical   engineering   from
              Mississippi State University and is registered as a professional mechanical engineer.

VADM MICHAEL P. KALLERES, 63, Director since June 2002

         o VADM Kalleres currently serves as President of Dare to Excel Inc., a privately held financial management and consulting firm (1998 to present). He also served as President and Chief Executive Officer of Global Associates, Ltd., Technology Services Group, a privately held financial and corporate consulting firm, from 1994 to 1998.

         o VADM Kalleres retired from active duty in September 1994 after 32 years as a naval officer.

         o VADM Kalleres was awarded 18 personal/unit military/combat decorations including the Defense Distinguished Service Medal (2 awards) and the U.S. Navy Distinguished Service Medal. He is also a recipient of the Congressional, Ellis Island Medal of Honor.

         o VADM Kalleres is a former member (1994-1998) of the Defense Science Board, the Naval Studies Board of the National Academy of Science. He is also a board member of the Dean's Advisory Council at the Krannert School of Management-Purdue University, and the National Board of the Salvation Army.

         o VADM Admiral Kalleres was awarded a BS degree in Industrial Management and Engineering from the Krannert School of Management-Purdue University, and a MS degree in Political and International Affairs from George Washington University.

AMBASSADOR WILLIAM A. WILSON, 89, Director since June 2002

         o Mr. Wilson has been active in ranching and farming in California and Mexico from 1980 to the present.

         o Mr. Wilson was active in real estate development in California from 1961 through 1980.

         o Mr. Wilson served as Chief Engineer of Wilson Oil Tools, a privately held company, from 1938 through 1955 and as Chairman from 1955 to 1961.

         o Mr. Wilson served as the Presidential Envoy to the Holy See from 1980 to 1984 and as Ambassador to the Holy See from 1984 to 1986.

         o Mr. Wilson served on the Board of Directors of Jorgensen Steel Co., a public company, from 1973 to 1984 and again from 1986 to 1991. Mr. Wilson also served on the Board of Directors of Pennzoil Company, a public company, from 1983 to 1987.

         o Mr. Wilson holds a BA in Mechanical Engineering from Stanford University and a Doctor of Laws, Honoris Causa from Assumption College, Barry University, and Pepperdine University.

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

KEY EMPLOYEES

         The names and ages of the key employees of the Company not listed above, and their positions with the Company as of April 15, 2005, are as follows:

Name                  Age       Position
----                  ---       --------
Walter L. Foutz       51        Vice President of Operations, Advanced Sciences

         Mr. Foutz was appointed Vice President of Operations of Advanced Sciences in April 2005. Previously, Mr. Foutz served as Advanced Sciences' Western Regional Manager from January of 2002. Previously, Mr. Foutz has been a Sr. Project Manager with corporate and management responsibilities for Advanced Sciences from December 2000 to January 2002.. From 1991 to 2000 Mr. Foutz was the Environmental Program Manager for MDM Services Corporation, managing environmental task-order contracts with numerous government clients. From 1986-1991 Mr. Foutz was the lead Senior Environmental Geologist on RFI/CMS and RI/FS projects at Dyess Air Force Base, Texas; Fallon Naval Air Station, Nevada;' Kansas City DOE Plant, Arizona Air National Guard Base, Tucson; US Army Kwajelein Atoll, Marshall Islands.

         Mr. Foutz received his B.S. in Geology in 1981. He has 24 years of progressive professional experience in geological, hydro-geological, and environmental consulting and contract management as a Department of Energy contractor.

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

         As of December 31, 2004,  the  Compensation,  Stock Option and Benefits
Committee, was composed of Dr. Frank E. Coffman, as Chairman, Michael P. Kalleres, Ambassador William A. Wilson and Dr. Shelby T. Brewer. The
Compensation, Stock Option, and Benefits Committee has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1998 Stock Option Plan, as amended (the "1998 Plan"), and determining the recipients, amounts and other terms (subject to the requirements of the 1998
Plan) of options which may be granted under the 1998 Plan and outside the 1998 Plan, from time to time and providing guidance to management in connection with establishing additional benefit plans.

         As of December 31, 2004, the Audit Committee was composed of Michael P. Kalleres as Chairman, Dr. Frank E. Coffman, Ambassador William A. Wilson and James M. DeAngelis. The responsibilities of the Audit Committee include selecting, engaging and determining the compensation of the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         Michael P. Kalleres currently serves as the Chairman of the Audit Committee and the Board of Directors has determined him to be an audit committee financial expert for the Company. Mr. DeAngelis qualifies as an audit committee financial expert but is not independent of management.

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

         Based on representations from the officers and directors, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2004.

         CODE OF ETHICS

         The Company's board of directors has established and adopted a code of ethics in 2004 applicable to its senior executives, financial officers and directors. See Exhibit 14.01 - "Code of Ethics of Commodore Applied Technologies, Inc."

ITEM 11. EXECUTIVE COMPENSATION.
-------  ----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 2004, 2003 and 2002 to all persons serving as the Company's Chief Executive Officer during 2004, 2003, and 2002 to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such year.

                                        Summary Compensation Table

                             ------------------------------------------------  -----------------------------------------
                                           Annual Compensation                          Long-Term Compensation
                                                                 Other
                                                                Annual       Restricted      Securities        LTIP     All Other
                                                                Compen-        Stock           Under-          Pay-     Compen-
   Name and Principal                     Salary      Bonus      sation        Award(s)         Lying          outs      sation
     Position                 Year         ($)         ($)        ($)           ($)           Options (#)       ($)       ($)
  ----------------------  ------------  ---------    -------  -------------  ------------   ----------------   ------  -----------
      (a)                     (b)          (c)         (d)        (e)           (g)              (g)            (h)       (i)
Dr. Shelby T. Brewer (1)     2004         -0-(2)       -0-        -0-           -0-                -0-(3)       -0-     30,000(4)
Chief Executive Officer      2003         -0-(2)       -0-        -0-           -0-         39,450,846(3)       -0-     30,000(4)
                             2002      69,677(2)       -0-        -0-           -0-          2,865,200(3)       -0-     30,000(4)

O. Mack Jones(5)                                       -0-
President &                  2004     132,000(6)       -0-        -0-           -0-                -0-(7)       -0-        -0-
Chief Operating Officer      2003     103,938(6)       -0-        -0-           -0-         10,240,625(7)       -0-        -0-
                             2002     110,019(6)       -0-        -0-           -0-          1,759,375(7)       -0-        -0-

James M. DeAngelis(8)        2004     103,938(9)       -0-        -0-           -0-                -0-(10)      -0-        -0-
Senior Vice President &      2003      12,480(9)       -0-        -0-           -0-         20,641,812(10)      -0-        -0-
Chief Financial Officer      2002     114,175(9)       -0-        -0-           -0-          1,841,688(10)      -0-        -0-

         (1) Mr. Brewer served as Chief Executive Officer and President of Solutions and a director of the Company since April 2000. Mr. Brewer assumed the positions of Chairman, Chief Executive Officer and President of the Company from January 2001 through October 2003 and continues to serves as Chief Executive Officer and a director since October 2003 to present.

         (2) Represents the amount of Mr. Brewer's base salary paid by the Company. Mr. Brewer's base salary for 2004 was $285,000, of which $285,000 was originally deferred until December 31, 2004, and remains unpaid as of March 31, 2005. Mr. Brewer's base salary for 2003 from January through April was $250,000, and from May through December was $285,000 of which $271,000 was originally deferred until December 31, 2003, and remains unpaid as of March 31, 2005. Mr. Brewer's base salary for 2002 was $250,000 of which $184,231 was originally deferred until December 31, 2002, and remains unpaid as of March 31, 2005. Mr. Brewer's base salary for 2001was $250,000 of which $160,000 annually originally deferred until December 31, 2001, and remains unpaid as of March 31, 2005. Mr. Brewer's base salary for 2000 was $90,000.

         (3) Represents shares of common stock underlying stock options granted to Mr. Brewer by the Company in his capacity as an officer and director of the Company. Mr. Brewer canceled prior options for 840,000 shares of common stock voluntarily on October 2, 2002.

         (4) Represents a $1,000,000 Life Insurance Policy in the name of Dr. Shelby T. Brewer paid on behalf of Mr. Brewer by the Company.

         (5) Mr. Jones served as Vice President and Field Operations Manager of Solutions from April 1998 to January 2001 and as President of Advanced Sciences from February 2001 to present, and President and Chief Operating Officer from April 2003 to present. Mr. Jones has served as a director of the Company since October 2003.

         (6) Represents the amount of Mr. Jones' base salary paid by the Company. Mr. Jones' total base salary for 2004 was $250,000 of which $118,000 originally deferred until December 31, 2004, and remains unpaid as of March 31, 2005. Mr. Jones' total base salary for 2003 from January through April was $165,000, and from May through December was $250,000 of which $115,485 originally deferred until December 31, 2003, and remains unpaid as of March 31, 2005. Mr. Jones' total base salary for 2002 was $165,000 of which $60,581 originally deferred until December 31, 2002, and remains unpaid as of March 31, 2005. Mr. Jones' total base salary for 2001 was $165,000 of which $33,000 originally deferred until December 31, 2001, and remains unpaid as of March 31, 2005. Mr. Jones' base salary for 2000 and 1999 was $150,000.

         (7) Represents shares of common stock underlying stock options granted to Mr. Jones the Company in his capacity as an officer of the Company. Mr. Jones canceled prior options for 437,500 shares of common stock voluntarily on October 2, 2002.

         (8) Mr. DeAngelis served as Vice President and Treasurer of the Company from July 1998 to December 1999 and as Sr. Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary from December 1999 to present. Mr. DeAngelis has served as a director of the Company since June 2002.

         (9) Represents the amount of Mr. DeAngelis' base salary paid by the Company. Mr. DeAngelis' total base salary for 2004 was $225,000 of which $121,062 was originally deferred until December 31, 2004, and remains unpaid as of March 31, 2005. Mr. DeAngelis' total base salary for 2003 from January through April was $165,000, and from May through December was $225,000 of which $194,520 was originally deferred until December 31, 2003, and remains unpaid as of March 31, 2005. Mr. DeAngelis' total base salary for 2002 was $165,000 of which $55,985 was originally deferred until December 31, 2002, and remains unpaid as of March 31, 2005. Mr. DeAngelis' total base salary for 2001 was $165,000 of which $33,000 was originally deferred until December 31, 2001, and remains unpaid as of March 31, 2005. Mr. DeAngelis' base salary for 2000 and 1999 was $165,000 and $145,000 respectively.

         (10) Represents shares of common stock underlying stock options granted to Mr. DeAngelis by the Company in his capacity as an officer of the Company. Mr. DeAngelis canceled prior options for 681,250 shares of common stock voluntarily on October 2, 2002.

 STOCK OPTIONS

         No options were granted during the year ended December 31, 2004 to any individuals listed in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan, as amended, (the "1998 Plan") and no options were granted to any individuals outside of the 1998 Plan. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2004.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the 1998 Plan and outside of the 1998 Plan at December 31, 2004 by the individuals listed in the Summary Compensation Table.


 Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                                                                    Number of
                                                                              Securities Underlying             Value of Unexercised
                                                                               Unexercised Options              In-the-Money Options
                                           Shares             Value           at Fiscal Year-End(#)            at Fiscal Year-End($)
                                        Acquired on         Realized               Exercisable/                     Exercisable/
               Name                     Exercise (#)         ($)(1)               Un-exercisable                 Un-exercisable(2)
-----------------------------------  ------------------  ---------------  ------------------------------  --------------------------
                (a)                         (b)                (c)                     (d)                              (e)
Dr. Shelby T. Brewer............            -0-                -0-         40,316,046 / 40,316,046                   -0- /-0-

James M. DeAngelis..............            -0-                -0-         21,483,500 / 21,483,500                   -0- / -0-

O. Mack Jones...................            -0-                -0-         12,000,000 / 12,000,000                   -0- / -0-


         (1) Represents the difference between the last reported sale price of the Common Stock on December 31, 2004 ($0.013), and the exercise prices of the options (ranging from $0.0285 to $0.07) multiplied by the applicable number of options exercised.

         (2) Represents the difference between the exercise price and the closing price on December 31, 2004, multiplied by the applicable number of securities.

EMPLOYMENT AGREEMENTS

         The Company has no employment contracts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 2004 were Dr. Frank E. Coffman (Chairman), VADM Michael P. Kalleres, Ambassador William A. Wilson and Dr. Shelby T. Brewer.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee was established in November 1996 and is responsible for, among other things, establishing the compensation policies applicable to executive officers of the Company. The Compensation Committee was composed of Dr. Frank E. Coffman (Chairman), VADM Michael P. Kalleres, Ambassador William A. Wilson and Dr. Shelby T. Brewer at December 31, 2004, all of whom, with the exception of Dr. Shelby T. Brewer, were non-employee Directors of the Company. All decisions of the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Mr. Coffman, Mr. Kalleres and Mr. Wilson in their capacities as members of the Compensation Committee at December 31, 2004, addressing the Company's compensation policies for 2004 as they affected the Company's executive officers.

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

         The key elements of the Company's executive compensation program in 2004 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

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

         In 2004, total compensation was paid to executives primarily based upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Mr. Brewer, the Chairman of the Board, and Chief Executive Officer of the Company received annual compensation based upon, among other things, individual performance and the extent to which the business plans for his areas of responsibility were achieved or exceeded. Mr. Brewer received a base salary at an annual rate of $285,000 in 2004, of which $285,000 annually was deferred until December 31, 2004, and remains unpaid as of April 14, 2005.

         The members of the Compensation Committee establish the amount actually received by Mr. Brewer each year as base salary for services rendered to the Company and its affiliates. In establishing Mr. Brewer's base salary for 2004, the Compensation Committee took into account the salaries of chief executive officers at other similar public companies, future objectives and challenges, and Mr. Brewer's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Brewer's achievement of his 2003 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 2003 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 2003. The Compensation Committee also considered Mr. Brewer's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Brewer, the Compensation Committee exercised its discretion and judgment based on the above factors, and no specific formula was applied to determine the weight of each factor.

         Mr. Brewer's base salary was not increased in 2004 and remains $285,000 per year.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company. During 2004, no annual incentive bonuses were paid to the individuals named in the Summary Compensation Table.

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

         A total of zero and 77,081,358 and 9,847,218 stock options were granted pursuant to the 1998 Plan and outside the 1998 Plan in 2004, 2003 and 2002 respectively. Zero and 39,450,846 and 2,865,200 of such options were granted to Mr. Brewer in 2004, 2003 and 2002 respectively, and Zero and 30,882,437, and 3,601,063 of such options were granted (in the aggregate) to other individuals named in the Summary Compensation Table in 2004, 2003 and 2002 respectively. The number of stock options granted in 2004, 2003 and 2002 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

Impact of Section 162(m) of the Internal Revenue Code

         The Compensation Committee's policy is to structure compensation awards for executive officers that will be consistent with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 2004 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 2004, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

COMPENSATION, STOCK OPTION AND BENEFITS COMMITTEE
                                         Ambassador William A. Wilson (Chairman)
                                                            Dr. Frank E. Coffman
                                                               Paul E. Hannesson
                                                             Michael P. Kalleres


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT EQUITY
          ---------------------------------------------------------------------
          COMPENSATION PLAN INFORMATION
          -----------------------------

         The following table reflects the number of shares of our common stock that, as of December 31, 2004, were outstanding and available for issuance under compensation plans that have previously been approved by our stockholders as well as compensation plans that have not previously been approved by our stockholders.


                                                                                                        Number of Securities
                                                                                                       Remaining Available for
                                                                          Weighted-Average               Future Issuance Under
                                         Number of Securities to be      Exercise Price of               Equity Compensation
                                           Issued Upon Exercise of      Outstanding Options,               Plans (Excluding
                                             Outstanding Options,         Warrants and                  Securities Reflected in
                                             Warrants and Rights            Rights ($)                         Column (a))
                                                    (a)                          (b)                              (c)
Plan Category
Equity Compensation Plans
Approved by Security
Holders                                             12,692,312                  0.06                          5,307,688
(1)(2)..................

Equity Compensation Plans not
Approved by Security                               102,507,158                  0.03                               -0-
Holders (3)(4) ............

Total..........................                    115,199,470                  0.04                          5,307,688
                                       -----------------------------------------------------------------------------------------


         1. Consists of options issuable under the 1998 Stock Option Plan, as amended, as approved by the stockholders on September 12, 2003.

         2. Consists of options issuable outside of the 1998 Stock Option Plan, as amended as approved by the stockholders on September 12, 2003.

         3. Includes options to purchase a total of 75,151,358 shares issued to Mr. Brewer, Mr. DeAngelis, Mr. Jones, and Mr. Hannesson in November 2003 outside of the 1998 Stock Option Plan, as amended.

         4. Includes warrant to purchase a total of 27,355,800 shares issued to Mr. Blum in November 2003.

         The following is a brief description of the material features of the equity compensation plans not approved by our stockholders that are reflected in the chart above.

         On November 19, 2003, our Board of Directors approved the issuance of stock options outside of the Company's 1998 Stock Option Plan, as amended, and warrants for the Company's common stock to executive officers and directors of the Company. A total of 75,151,358 fully vested, non-qualified stock options were issued with an exercise price of $0.0285 and an expiration date of December 14, 2008 (as described in footnote 3 above). A warrant for a total of 27,355,800 shares of the Company's common stock was issued to a director with an exercise price of $0.0285 and an expiration date of November 18, 2008 (as described in footnote 4 above). The purpose of these options and warrant is to advance the interests of our stockholders by enhancing our ability to attract, retain and motivate persons who make important contributions to the Company by providing them with equity ownership opportunities that better align their interests with those of our stockholders.

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


                                 Number of                           Exercise
                                Securities                           Price of                       Length of
                                Underlying     Market Price of       Option at        New            Original
                                  Options      Stock at Time of      Time of        Exercise        Option Term
                                Repriced or      Repricing or       Repricing or     Price          At Date of
                       Date     Amended (#)     Amendment ($)(1)    Amendment ($)   ($)(2)        Repricing or Amendment
                       ----    ------------   ------------------    -------------   --------      ----------------------

Dr. Shelby T.         10/02/02     200,000            $0.07             $0.288        $0.07          12/14/08
Brewer
                      10/02/02     500,000            $0.07              $1.00        $0.07          12/14/08
                      10/02/02     140,000            $0.07              $1.06        $0.07          12/14/08

James M. DeAngelis    10/02/02     181,250            $0.07            $0.4375        $0.07          12/14/08
                      10/02/02     300,000            $0.07             $0.288        $0.07          12/14/08
                      10/02/02     200,000            $0.07             $0.688        $0.07          12/14/08

O. Mack Jones         10/02/02     187,500            $0.07            $0.4375        $0.07          12/14/08
                      10/02/02     100,000            $0.07             $0.288        $0.07          12/14/08
                      10/02/02     150,000            $0.07             $0.688        $0.07          12/14/08

Paul E. Hannesson     10/02/02     147,500            $0.07            $0.4375        $0.07          12/14/08
                      10/02/02   1,000,000            $0.07              $0.50        $0.07          12/14/08

Bentley J. Blum       10/02/02     70,000             $0.07            $0.4375        $0.07          12/14/08
                      10/02/02     70,000             $0.07              $1.00        $0.07          12/14/08
          -------------------------

         (1) Represents the closing price of our common stock on October 2, 2002 as reported by the AMEX Stock Market ($0.07).

         (2) In October 2002, Mr. Brewer, the Company's Chairman of the Board and Chief Executive Officer, voluntarily surrendered options to purchase 840,000 shares of our common stock, after which the Company issued to him options to purchase 865,200 shares of our common stock so long as Mr. Brewer continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options.

         (3) In October 2002, Mr. DeAngelis, the Company's Chief Financial and Administrative Officer, Treasurer and Secretary, voluntarily surrendered options to purchase 681,250 shares of our common stock, after which the Company issued to him options to purchase 681,250 shares of our common stock so long as Mr. DeAngelis continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options.

         (4) In October 2002, Mr. Jones, the Company's President and Chief Operating Officer, voluntarily surrendered options to purchase 437,500 shares of our common stock, after which the Company issued to him options to purchase 437,500 shares of our common stock so long as Mr. Jones continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options.

         (5) In October 2002, Mr. Hannesson, the Company's former Chairman of the Board and Chief Executive Officer, voluntarily surrendered options to purchase 1,147,500 shares of our common stock, after which the Company issued to him options to purchase 1,147,500 shares of our common stock so long as Mr. Hannesson continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options.

         (6) In October 2002, Mr. Blum voluntarily surrendered options to purchase 140,000 shares of our common stock, after which the Company issued to him options to purchase 144,200 shares of our common stock so long as Mr. Blum continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options.

SHAREHOLDER RETURN PERFORMANCE

         This graph compares our total stockholder returns, the Standard and Poor's 500 Composite Stock Index, the Standard and Poor's Small Cap Composite Environmental Services Stock Index, the Standard and Poor's 500 Composite
Environmental Services Stock Index, and the Standard and Poor's 500 Super Composite Environmental Services Stock Index. The graph assumes $100 invested at the per share closing price of the common stock of Commodore Applied Technologies, Inc. on the American Stock Exchange, from January 1, 1999 through March 6, 2003, and then on the Over the Counter Bulletin Board from that point forward.


 Comparison of initial $100 investment in various indices versus the common stock of the Company.

---------------------- ------------- ------------- ------------- -------------- -------------
                       12/29/2000    12/28/2001    12/27/2002    12/31/2003     12/31/2004
---------------------- ------------- ------------- ------------- -------------- -------------
CXII                   30.77         16.00         8.62          1.60           1.23
---------------------- ------------- ------------- ------------- -------------- -------------
S&P 500                89.86         79.02         59.58         75.68          82.36
---------------------- ------------- ------------- ------------- -------------- -------------
S&P Small Cap
Environmental
Services               164.98        141.80        114.28        126.59         171.13
---------------------- ------------- ------------- ------------- -------------- -------------
S&P 500 Environmental
Services               161.92        185.26        129.85        170.66         158.82
---------------------- ------------- ------------- ------------- -------------- -------------
S&P Super
Composite
Environmental
Services               162.53        180.58        134.78        172.61         174.14
---------------------- ------------- ------------- ------------- -------------- -------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information, as of March 31, 2005, with respect to the beneficial ownership of common stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                Number of Shares       Percentage of Outstanding
  Name and Address of            of Common Stock        Shares of Common Stock
   Beneficial Owner           Beneficially Owned(4)       Beneficially Owned

Dr. Shelby T. Brewer (1)......       62,009,593(5)                 24.12%

Bentley J. Blum(2)............       35,019,680(6)                 13.13%

James M. DeAngelis (2)........       22,582,000(7)                  8.81%

O. Mack Jones (3).............       12,000,000(8)                  4.68%

Commodore Environmental
Services, Inc. (2)............        6,939,802(9)                  2.71%

Paul E. Hannesson (2).........        6,714,721(10)                 2.56%


         (1) The address of Dr. Shelby T. Brewer is 2151 Jamieson Street, Carlyle Towers, Suite 308, Alexandria, Virginia 22314.

         (2) The address of Commodore Environmental Services, Inc., Bentley J. Blum, Paul E. Hannesson, and James M. DeAngelis is 150 East 58th Street, Suite 3238, New York, New York 10155.

         (3) The address of O. Mack Jones is 507 Knight Street, Suite B, Richland, Washington 99352.

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

         (6) Consists of: (i) 2,500,000 shares of our common stock issued to Bentley J. Blum in exchange for $125,000 of debt owed to Mr. Blum from the Company; (ii) 144,200 shares of the Company common stock underlying currently exercisable options granted to Mr. Blum by the Company under the Company's 1998 Plan; (iii) 27,355,800 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to the Blum Asset Trust by the Company in connection with the Blum Loan and services provided by the Blum Asset Trust over the last five years; and (iv) Mr. Blum's indirect beneficial ownership of common stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock, representing together 37.74% of the outstanding shares of Environmental common stock at April 14, 2005, and 4,500,000 shares of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

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

         (9) Consists of 6,939,802 shares of our common stock currently held by Environmental.

         (10) Consists  of:  (i)  1,181,925  shares of common  stock  underlying currently exercisable stock options granted to Mr. Paul E. Hannesson by the Company under the 1998 Plan; (ii) 4,818,075 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to Mr. Hannesson outside of the Company's 1998 Plan; and (iii) Mr. Hannesson's indirect beneficial ownership of common stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (c) 500,000 shares of Environmental common stock in exchange for options to purchase 950,000 shares of Environmental common stock, issued to Hannesson Family Trust, representing together 7.18% of the outstanding shares of Environmental common stock as of April 14, 2005, and (d) currently exercisable options to purchase 525,705 shares of Environmental common stock, representing together 7.78% of the outstanding shares of Environmental common stock. Does not include (i) 40,000 shares of the Company's common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson; and (ii) 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children. It also does not include 1,000,000 shares of common stock underlying stock options granted to Mr. Hannesson by the Company that are not currently exercisable.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of common stock as of March 31, 2005 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company, (ii) each Director, (iii) each individual listed in the Summary Compensation Table herein, and (iv) all executive officers and Directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


                                                      Number of Shares                Percentage of Outstanding
             Name and Address of                       of Common Stock                 Shares of Common Stock
              Beneficial Owner                      Beneficially Owned(4)                Beneficially Owned

Dr. Shelby T. Brewer (1).............                   62,009,593(5)                          24.12%

Bentley J. Blum(2)...................                   35,019,680(6)                          13.13%

James M. DeAngelis (2)...............                   22,582,000(7)                           8.81%

O. Mack Jones (3)....................                   12,000,000(8)                           4.68%

Commodore Environmental
Services, Inc. (2)...................                    6,939,802(9)                           2.71%


Paul E. Hannesson (2)................                   6,714,721(10)                           2.56%

Dr. Frank E. Coffman, PhD (2)........                    450,000(11)                              *

VADM Michael P. Kalleres (2).........                    450,000(12)                              *

Ambassador William A. Wilson (2).....                    450,000(13)                              *

All executive officers and Directors                 137,849,898                               53.85%
as a group (8 persons)

         *    Percentage ownership is less than 1%.


         (1) The address of Dr. Shelby T. Brewer is 2151 Jamieson Street, Carlyle Towers, Suite 308, Alexandria, Virginia 22314.

         (2) The address of Commodore Environmental Services, Inc., Bentley J. Blum, Paul E. Hannesson, and James M. DeAngelis is 150 East 58th Street, Suite 3238, New York, New York 10155.

         (3) The address of O. Mack Jones is 507 Knight Street, Suite B, Richland, Washington 99352.

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

         (5) Consists of: (i) 3,428 shares of common stock (ii) 490,695 shares of our common stock representing the balance held of the common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for 50% of the outstanding principal dated as of April 9, 2001; (iii) 13,189,842 shares of our common stock representing the balance held of the common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for the remaining 50% of the outstanding principal dated as of March 17, 2003 (iv) 865,200 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company under the 1998 Plan; (v) 2,000,000 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company outside of the Company's 1998 Plan; (vi) 1,000,000 shares of our common stock underlying a currently exercisable two year warrant at an exercise price of $0.05 per share granted to S.B. Enterprises in connection with the extension of the Brewer Note until January 1, 2004; and (vii)
              39,450,846 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to Mr. Brewer outside of the Company's 1998 Plan.

         (6) Consists of: (i) 2,500,000 shares of our common stock issued to Bentley J. Blum in exchange for $125,000 of debt owed to Mr. Blum from the Company; (ii) 144,200 shares of the Company common stock underlying currently exercisable options granted to Mr. Blum by the Company under the Company's 1998 Plan; (iii) 27,355,800 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.0285 per share granted to the Blum Asset Trust by the Company in connection with the Blum Loan and services provided by the Blum Asset Trust over the last five years; and (iv) Mr. Blum's indirect beneficial ownership of common stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock, representing together 37.74% of the outstanding shares of Environmental common stock at April 14, 2005, and 4,500,000 shares of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

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

         (9) Consists of 6,939,802 shares of our common stock currently held by Environmental.

         (10) Consists  of:  (i)  1,181,925  shares of common  stock  underlying currently exercisable stock options granted to Mr. Paul E. Hannesson by the Company under the 1998 Plan; (ii) 4,818,075 shares of our common stock underlying currently exercisable stock options granted to Mr. Paul E. Hannesson by the Company at an exercise price of $0.0285 per share granted to Mr. Hannesson outside of the Company's 1998 Plan; and (iii) Mr. Hannesson's indirect beneficial ownership of common stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and
              (c) 500,000 shares of Environmental common stock in exchange for options to purchase 950,000 shares of Environmental common stock, issued to Hannesson Family Trust, representing together 7.18% of the outstanding shares of Environmental common stock as of April 14, 2005, and (d) currently exercisable options to purchase
              525,705 shares of Environmental common stock, representing together 7.78% of the outstanding shares of Environmental common stock. Does not include (i) 40,000 shares of the Company's common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson; and (ii) 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children. It also does not include 1,000,000 shares of common stock underlying stock options granted to Mr. Hannesson by the Company that are not currently exercisable.

         (11) Consists of 450,000 shares of common stock underlying currently exercisable stock options granted to Mr. Dr. Frank E. Coffman by the Company under the Company's 1998 Plan.

         (12) Consists of 450,000 shares of common stock underlying currently exercisable stock options granted to Mr. Michael P. Kalleres VADM by the Company under the Company's 1998 Plan.

         (13) Consists of 450,000 shares of common stock underlying currently exercisable stock options granted to Mr. Ambassador William A. Wilson by the Company under the Company's 1998 Plan.

         Messrs. Blum and Hannesson are brothers-in-law.

Executive Officers and Key Employees
------------------------------------

         The executive officers of the Company are Dr. Shelby T. Brewer, who serves as Chairman of the Board and Chief Executive Officer, O. Mack Jones, who serves as President and Chief Operating Officer, and James M. DeAngelis, who serves as Chief Financial and Administrative Officer and Secretary and Treasurer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and is due on demand. The current principal balance of the Blum Demand Note is $312,032 as of December 31, 2004 and remains unpaid as of April 14, 2005. See "MD&A - Liquidity and Capital Resources."

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

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 2,500,000 shares of the Company's common stock at an exercise price of $0.0285. The current principal balance of the Weiss Group Note is $252,397 as of December 31, 2004 and remains unpaid as of April 15, 2005. See "MD&A - Liquidity and Capital Resources."

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

         On April 12, 2005, the Company authorized the issuance of 550,000 shares of Series I Convertible Preferred Stock ("Series I Preferred"), par value $0.001 per share, each such share of Series I Preferred having a stated value of $10.00 per share.

         The Series I Preferred shall have the following rights, privileges, and limitations:

         a)   The conversion feature shall be exercisable immediately.

         b) The conversion price of the Series I Preferred shall be determined by the average closing price of Company's common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.0285 per share.

         c) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

         d) The Series I Preferred shall have a non-cumulative annual dividend of 10%, payable in cash or shares of the Company's common stock at the Company's election.

         e) Dividend will be paid quarterly commencing May 15, 2005, to the Holders of record of shares of the Series I Preferred Stock. Dividends until February 14, 2006 shall accrue but shall not be payable until February 15, 2006.

         f) The Company will reserve 75 million shares of its common stock for the conversion of the Series I Preferred.

         On April 12, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "Shaar Exchange Agreement"). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E Preferred and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company's Series I Preferred.

         Additionally, under the Shaar Exchange Agreement, the Company issued an Amended and Restated Secured Promissory Note of the Company, amending and restating a note originally issued June 13, 2001, which such Note has an outstanding principal balance as of April 12, 2005 of $3,251,585.35 ("Old Shaar Note").

         On April 12, 2005 Shaar executed a purchase agreement ("Milford Capital Purchase Agreement") to Milford Capital & Management ("Milford"). In accordance with the terms of the Milford Capital Purchase Agreement, Shaar purchased a secured promissory note of the Company, initially issued to Milford on June 13, 2001, in the original principal amount of $500,000, which had an outstanding principal balance on March 22, 2005 of $188,149 ("Old Milford Note"), together with (i) all interest, additional obligations, forbearance fees, exit fees, penalties and other amounts due and payable from time to time under or in connection with the Old Milford Note, (iii) the Forbearance Amount in connection with the Forbearance Agreement, dated January 30, 2004, between Milford and the Company, and Shaar in which Shaar agreed to forgive payment from the Company to Shaar of $300,000 of accrued and unpaid dividends on shares of the Company's Series E Preferred held by Shaar ("Forgiven Dividends") and consented to the transfer of the dollar value of the Forgiven Dividends to Milford as part of the forbearance fee payable to Milford under the Forbearance Agreement of 2004.

         Shaar and the Company have agreed that Shaar will exchange the outstanding principal amount of the Old Shaar Note and the Old Milford Note (including all accrued and unpaid interest, unpaid fees and Forgiven Dividends) for the Company's newly issued 10% convertible secured promissory note (the "New Shaar Convertible Note")

         The New Shaar Convertible Note shall have the following rights, privileges, and limitations:

         a) The New Shaar Convertible Note bears an interest rate of 10% per annum, which is payable in cash or shares of the Company's common stock at the Company's election.

         b) Interest shall accrue on the principal amount for a one year period ("Deferral Period"). On March 22, 2006, the Company will make a single lump sum payment to the holder in an amount equal to all interest that accrued during the Deferral Period

         c) Beginning April 15, 2006, and monthly thereafter on the 15th day of each month until March 22, 2009 ("Maturity Date"), the Company shall pay to Shaar all accrued and unpaid interest ("Interest Payments")on the principal balance of the note accruing during the prior month.

         d) On the Maturity Date, the Company shall make a single lump sum payment to Shaar equal to the outstanding principal balance of the New Shaar Convertible Note ("Principal Balance"), together with all accrued and unpaid interest.

         e) At the option of Shaar, the outstanding Principal Balance may be converted, either in whole or in part, into shares of the Company's common stock.

         f) The conversion price of the payment of the Principal Balance, the Deferral Period, and the Interest Payments shall be determined by the average closing price of Company's common stock in the 10 trading days preceding the conversion date,, but in no event shall the conversion price be more than $0.0285 per share ("Conversion Price").

         g) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

         h) The New Shaar Convertible Note may not be prepaid by the Company prior to the Maturity Date.

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

         There was no sharing of services in 2001, 2002, 2003 and 2004, although, insurance costs were allocated between Affiliated Parties when it was beneficial to insure the family of companies under one policy.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------- --------------------------------------

         The following table presents fees for professional audit services rendered by Tanner LC for the audit of the Company's financial statements for the years ended December 31, 2004 and December 31, 2003, and fees billed by Tanner LC for other services during those periods.


----------------------- ------------------- ---------------
                               2004                2003
                               ----                ----

Audit Fees                    $34,840              $27,500
----------------------- -------------- --------------------
Audit Related Fees                -0-                  -0-
----------------------- -------------- --------------------
Tax Fees                        8,000               11,200
----------------------- -------------- --------------------
All Other Fees                  3,200                3,050
----------------------- -------------- --------------------
Total                         $46,040              $41,750
----------------------- -------------- --------------------

         Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and comfort letters. Tax fees included tax compliance and tax consultations. All other fees include fees related to edgarization and filing of SEC forms, and the audit of the Company's Profit Sharing Plan.

         The board of directors has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by our independent auditor. The policy provides for pre-approval by the board of directors of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the board of directors must approve the permitted service before the independent auditor is engaged to perform it.

Financial Information Systems Design and Implementation Fees

         There were no fees billed by Tanner LC for services rendered in connection with financial information systems design and implementation services described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X. during the fiscal year ended December 31, 2004.

Principal Accountant Independence

         The Audit Committee has determined that the provision of all non-audit services performed by the principal accountant were compatible with maintaining their independence.

PART IV
-------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K
-------  ----------------------------------------------------------------

The following documents are filed as part of this Annual Report:
                                                                       Page No.
                                                                       --------
Financial Statements.

    Commodore Applied Technologies, Inc.

    Report of Independent Registered Public Accounting Firm...........   F-1

    Consolidated Balance Sheets as of December 31, 2004 and 2003......   F-2

    Consolidated  Statements of Operations for the years ended
    December 31, 2004, 2003 and 2002..................................   F-3

    Consolidated Statements of Stockholders' (Deficit) Equity
    for the years ended December 31, 2004, 2003 and 2002..............   F-4

    Consolidated Statements of Cash Flows for the years ended
    December 31, 2004, 2003 and 2002..................................   F-6

    Notes to Consolidated Financial Statements........................   F-9

         All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2004 and 2003

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                                           Index






                                                                           Page
                                                                           ----


Commodore Applied Technologies, Inc.

     Report of Independent Registered Public Accounting Firm               F-1


     Consolidated Balance Sheet as of December 31, 2004 and 2003           F-2


     Consolidated Statements of Operations for the years ended
       December 31, 2004, 2003 and 2002                                    F-4


     Consolidated Statements of Stockholders' (Deficit) Equity for
       the years ended December 31, 2004, 2003 and 2002                    F-5


     Consolidated Statements of Cash Flows for the years
       ended December 31, 2004, 2003 and 2002                              F-7


     Notes to Consolidated Financial Statements                            F-10

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Commodore Applied Technologies, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years ended December 31, 2004, 2003, and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003, and 2002, in conformity with U.S. generally accepted accounting principles.

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



/s/ Tanner LC
Salt Lake City, Utah
January 21, 2005, except for Notes 8 and 18, which are dated April 12, 2005

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                      Consolidated Balance Sheet

                                                      December 31, 2004 and 2003
                                            (Amounts in thousands except shares)
--------------------------------------------------------------------------------

                                                               2004      2003
                                                           --------------------
        Assets
        ------

Current assets:
  Cash and cash equivalents                                $      15   $      -
  Accounts receivable, net                                       259         71
  Prepaid assets and other current assets                          -         13
                                                           --------------------

        Total current assets                                     274         84

Property and equipment, net                                       95        142

Intangible assets:
  Patents and completed technology, net of accumulated
    amortization of $100 and $80, respectively                     -         20
                                                           --------------------

        Total intangible assets                                    -         20


Total assets                                               $    369    $    246
                                                           --------------------



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

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                      Consolidated Balance Sheet

                                                      December 31, 2004 and 2003
                                            (Amounts in thousands except shares)
--------------------------------------------------------------------------------

                                                               2004      2003
                                                           --------------------
        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Checks written in excess of cash                         $       -   $     13
  Accounts payable                                             1,045      1,031
  Related party payable                                          253        278
  Line of credit                                                   -         64
  Notes payable, net                                             258          -
  Other accrued liabilities                                    5,107      3,937
                                                           --------------------

        Total current liabilities                              6,663      5,323

Long-term debt, net                                            3,034      1,575
                                                           --------------------

        Total liabilities                                      9,697      6,898
                                                           --------------------

Commitments and contingencies

Stockholders' deficit:
  Convertible Preferred Stock, Series E, F and H,
   par value $.001 per share, aggregate liquidation
   value of $3,677 and $4,142 at December 31, 2004
   and 2003, respectively, 5% to 12% cumulative
   dividends for Series E and F, 3% dividends for
   Series H, 1,561,700 shares authorized, 1,001,200
   shares and 1,033,700 shares issued and outstanding
   at December 31, 2004 and 2003, respectively                     1          1
  Common Stock, par value $.001 per share, 300,000,000
   shares authorized, 134,346,052 shares and 117,702,133
   shares issued and outstanding, at December 31, 2004
   and 2003, respectively                                        134        118
  Additional paid in capital                                  67,376     67,664
  Accumulated deficit                                        (76,576)   (74,172)
                                                           --------------------

                                                              (9,065)    (6,389)

  Treasury stock, 3,437,500 shares                              (263)      (263)
                                                          --------------------

        Total stockholders' deficit                           (9,328)    (6,652)
                                                           --------------------

        Total liabilities and stockholders'
        deficit                                            $     369   $    246
                                                           --------------------


--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.
                                                                             F-3



                                                                         COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                             AND SUBSIDIARIES
                                                                         Consolidated Statement of Operations

                                                              Years Ended December 31, 2004 and 2003 and 2002
                                                                 (Amounts in thousands except per share data)
-------------------------------------------------------------------------------------------------------------

                                                                     2004           2003           2002
                                                                 --------------------------------------------
Revenues                                                         $       738    $       660     $      3,710

Costs and expenses:
  Cost of revenues                                                       919            811            2,108
  Research and development                                                 9             70              297
  General and administrative                                           1,674          1,700            1,792
  Depreciation and amortization                                          136            267              314
                                                                 --------------------------------------------

        Total costs and expenses                                       2,738          2,848            4,511
                                                                 --------------------------------------------

        Loss from operations                                          (2,000)        (2,188)            (801)

Other income (expense):
  Interest expense                                                      (404)          (769)            (104)
                                                                 --------------------------------------------

        Loss from continuing operations
        before for income taxes                                       (2,404)        (2,957)            (905)

Income tax benefit                                                         -              -                -
                                                                 --------------------------------------------

        Loss from continuing operations                               (2,404)        (2,957)            (905)

Loss on disposal of discontinued operations                                -              -           (4,134)

Loss from discontinued operations                                          -              -             (933)
                                                                 --------------------------------------------

        Net loss                                                 $    (2,404)   $    (2,957)    $     (5,972)
                                                                 --------------------------------------------

Net loss per common share from continuing operations -
  basic and diluted                                              $     (0.02)   $     (0.04)    $      (0.02)
Net loss per common share from discontinued operations -
  basic and diluted                                              $         -    $         -     $      (0.09)
                                                                 --------------------------------------------
Total net loss per share - basic and diluted                     $     (0.02)   $     (0.04)    $      (0.11)
                                                                 --------------------------------------------

Number of weighted average shares outstanding -
  basic and diluted                                                  126,682         92,035            57,775
                                                                 --------------------------------------------


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


                                                                                  COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                                      AND SUBSIDIARIES
                                                              Consolidated Statement of Stockholders' (Deficit) Equity

                                                                         Years Ended December 31, 2004, 2003, and 2002
                                                                                  (Amounts in thousands except shares)
----------------------------------------------------------------------------------------------------------------------


                                 Preferred Stock       Common Stock      Additional
                               -----------------------------------------  Paid-In    Accumulated   Treasury
                                 Shares     Amount    Shares     Amount    Capital     Deficit      Stock      Total
                               ---------------------------------------------------------------------------------------

Balance, January 1, 2002         441,700    $   -    55,417,354  $   55   $  66,759   $ (65,243)   $    -    $  1,571

Conversion of series E and
F preferred stock into
common stock                     (28,000)       -     2,496,423       3          (3)          -         -           -

Issuance of common stock
as payment of preferred
stock dividends                        -        -     1,113,285       1         136           -         -         137

Issuance of preferred H
Stock pursuant to
disposition of DRM               800,000        1             -       -         799           -         -         800

Treasury stock, 5,937,500
shares, received from
shareholders of DRM
pursuant to the
disposition of DRM                     -        -             -       -           -           -      (463)       (463)

Issuance of 2,500,000
shares of treasury stock
as payment of related
party payable                          -        -             -       -         (75)          -       200         125

Preferred stock dividends              -        -             -       -        (528)          -         -        (528)

Issuance of warrants to
officer of the Company to
extend note payable                    -        -             -       -          41           -         -          41

Net loss                               -        -             -       -           -      (5,972)        -      (5,972)
                             -----------------------------------------------------------------------------------------

Balance, December 31, 2002     1,213,700        1    59,027,062      59      67,129     (71,215)     (263)     (4,289)

----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.
                                                                                                                   F-5



                                                                                  COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                                      AND SUBSIDIARIES
                                                              Consolidated Statement of Stockholders' (Deficit) Equity
                                                                                                             Continued
----------------------------------------------------------------------------------------------------------------------


                                 Preferred Stock       Common Stock      Additional
                               -----------------------------------------  Paid-In    Accumulated   Treasury
                                 Shares     Amount    Shares     Amount    Capital     Deficit      Stock      Total
                               ---------------------------------------------------------------------------------------

Conversion of series E and
F preferred stock into
common stock                    (180,000)       -    43,366,669      44         (44)          -         -           -

Issuance of common stock as
payment of preferred stock
dividends                              -        -     2,118,560       2         180           -         -         182

Conversion of debt to
common stock                           -        -    13,189,842      13         271           -         -         284

Issuance of warrants for:
Payment of accounts payable            -        -             -       -           3           -         -           3
Services                               -        -             -       -         198           -         -         198
Extension of debt                      -        -             -       -         301           -         -         301

Preferred stock dividends              -        -             -       -        (374)          -         -        (374)

Net loss                               -        -             -       -           -      (2,957)        -      (2,957)
                             -----------------------------------------------------------------------------------------

Balance, December 31, 2003     1,033,700        1   117,702,133     118      67,664     (74,172)     (263)     (6,652)

Conversion of series E
preferred stock into
common stock                     (32,500)       -    16,143,919      16         (16)          -         -           -

Exercise of warrants                   -        -       500,000       -          19           -         -          19

Preferred stock dividends              -        -             -       -        (291)          -         -        (291)

Net loss                               -        -             -       -           -      (2,404)        -      (2,404)
                             -----------------------------------------------------------------------------------------

Balance, December 31, 2004     1,001,200    $   1   134,346,052  $  134   $  67,376   $ (76,576)   $ (263)   $ (9,328)
                             -----------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                                                                                                                   F-6



                                                                             COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                                 AND SUBSIDIARIES
                                                                             Consolidated Statement of Cash Flows

                                                                  Years Ended December 31, 2004 and 2003 and 2002
                                                          (Amounts in thousands except shares and per share data)
-----------------------------------------------------------------------------------------------------------------

                                                                        2004           2003           2002
                                                                    ---------------------------------------------
Cash flows from operating activities:
  Net loss                                                          $     (2,404)   $     (2,957)    $    (5,972)
  Add: net loss from discontinued operations                                   -               -             933
  Add: net loss from disposal of discontinued operations                       -               -           4,134
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                           136             267             314
     (Gain) loss on disposition of property and equipment                      -               -             (35)
     Amortization of debt discount                                            31              35               6
     Issuance of warrants for services                                         -             198               -
     Issuance of warrants for extension of debt                                -             301               -
     Changes in assets and liabilities:
        Accounts receivable, net                                            (188)             25             503
        Prepaid assets                                                        13             150              24
        Net assets of component DRM                                            -               -             (83)
        Checks written in excess of cash                                     (13)             13               -
        Accounts payable and accrued liabilities                             893           1,013              53
                                                                    ---------------------------------------------

             Net cash used in operating activities                        (1,532)           (955)           (123)

Cash flows from investing activities:
  Equipment purchased or constructed                                         (61)              -               -
  Patents acquired                                                             -             (11)              -
  Advances from (repayments to) related parties, net                         (25)            198              45
                                                                    ---------------------------------------------

             Net cash (used in) provided by investing activities             (86)            187              45

Cash flows from financing activities:
  (Repayments)/borrowings under line of credit                               (64)             64            (108)
  Borrowings on debt and warrants                                          1,678             776             431
  Payments on long-term debt and notes payable                                 -            (131)           (356)
  Proceeds from exercise of warrants                                          19               -               -
                                                                    ---------------------------------------------

             Net cash provided by (used in) financing activities           1,633             709             (33)
                                                                    ---------------------------------------------

             Net change in cash and cash equivalents                          15             (59)           (111)

Cash and cash equivalents at beginning of year                                 -              59             170
                                                                    ---------------------------------------------

Cash and cash equivalents at end of year                            $         15    $          -     $        59
                                                                    ---------------------------------------------




The accompanying notes are an integral part of the consolidated financial statements.
                                                                                                              F-7


                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows

--------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:

     Cash paid during the year for:

              Interest              $        55 $       10 $       281
                                    -----------------------------------

              Income taxes          $         - $        - $         -
                                    -----------------------------------


Non-Cash Investing and Financing Activities:

2004
----

         o The Company recorded $291 of unpaid dividends to holders of preferred stock.

         o The Company purchased equipment in the amount of $8 with a note payable.


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

--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.
                                                                             F-9

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2004 and 2003
                                  (In thousands except share and per share data)
--------------------------------------------------------------------------------

1.   Summary of         Background
     Significant        Commodore  Applied  Technologies,  Inc. and subsidiaries
     Accounting         ("Applied"  or  "the   Company"),   is  engaged  in  the
     Policies           destruction and  neutralization  of hazardous waste from
                        other materials.  Applied owns  technologies  related to
                        the  separation  and   destruction  of   polychlorinated
                        biphenyls (PCBs) and chlorofluorocarbons (CFCs). Applied
                        is currently working on the  commercialization  of these
                        technologies  through  development  efforts,   licensing
                        arrangements and joint ventures.

                        Through Commodore Advanced Sciences, Inc. ("CASI"), formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States and abroad.

                        Through Dispute Resolution Management, Inc. (DRM), a subsidiary acquired August 30, 2000 and disposed of May 16, 2002, Applied provided a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities. As of May 16, 2002, Applied no longer owns an 81% interest in DRM (see Note 5). Applied's loss of the DRM subsidiary may have a material adverse effect on the financial condition of Applied and its cash flow requirements. Applied currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

                        Principles of Consolidation
                        The consolidated financial statements include the accounts of Applied and its majority-owned subsidiaries. Dispute Resolution Management, Inc. is included as discontinued operations from August 30, 2000 (date of acquisition) through May 16, 2002 (date of dissolution) (see Note 5). During the year ended December 31, 2002, Applied disposed of DRM, and recorded the related loss on the disposal of DRM. Applied has presented its financial statements to reflect the operations of DRM as discontinued operations.

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

                        Sales to major customers which exceeded 10 percent of revenues are as follows:

                                          Years Ended December 31,
                                  -------------- -------------- ---------------
                                      2004           2003            2002
                                  -------------- -------------- ---------------

                      Customer A     $       260  $       -    $        2,622
                      Customer B     $       188  $       350  $          784
                      Customer C     $       128  $        21  $            -
                      Customer D     $        67  $         7  $            -



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

                        Accounts receivable
                        Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

                        A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. Interest is not charged on trade receivables.

                        Property and Equipment
                        Property and equipment are recorded at cost, less accumulated depreciation. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded in the Statement of Operations. Provisions for depreciation are computed on the straight-line method based on the estimated useful lives of the assets which range from 3-5 years.

                        Intangible Assets
                        Patents and completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories, Inc. ("Labs"). Patents and completed technology were fully amortized as of December 31, 2004.


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

                        Most  of  CASI's  historical   contracts   provided  for
                        reimbursement of costs plus fixed fees. Direct and indirect contract costs incurred in reimbursement plus cost contracts are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and have established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited CASI's contracts through 1996. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

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

                        Stock-Based Compensation
                        At December 31, 2004, Applied has one stock-based employee compensation plan, which is described more fully in Note 11. Applied accounts for its plans under the recognition and measurement prin-ciples of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price that equaled or exceeded the market value of the underlying common stock on the date of grant. Inasmuch as Applied cancelled certain options during 2002 and reissued new options to the option holders, the options are considered variable op-tions and are revalued each quarter to determine the effect on operations, if any. The following table illustrates the effect on net loss per share if Applied had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Years Ended December 31,
                                                --------------------------------
                                                   2004       2003       2002
                                                --------------------------------

Net loss, as reported                           $  (2,404) $  (2,957) $  (5,972)

Addback:  Stock-based employee compensation
expense determined under instrinsic value
based method for all awards, net of related
tax effects                                              -          -          -

Deduct:  Total stock- based employee
compen-sation expense determined under fair
value based method for all awards, net of
related
tax effects                                              -    (1,544)      (500)
                                                --------------------------------

Pro forma net loss                              $  (2,404) $  (4,501) $  (6,472)
                                                --------------------------------

Loss per share:
   Basic and diluted - as reported              $    (.02) $    (.04) $    (.11)
                                                --------------------------------
   Basic and diluted - pro forma                $    (.02) $    (.04) $    (.12)
                                                --------------------------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of         Stock-Based Compensation - continued
     Significant        The Black-Scholes model calculates the fair value of the
     Accounting         grant  based upon the  following  assumptions  about the
     Policies           underlying  stock:  The expected  dividend  yield of the
     Continued          stock is  zero,  the  assumed  volatility  is 218%,  the
                        expected risk-free rate of return is 3.2 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.

                        Stock options issued during the years ended December 31, 2004, 2003 and 2002 had an average value of $0, $.02 and $.07, respectively.

                        Fair Value of Financial Instruments
                        The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, cash equivalents, long term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. Applied has reflected in the financial statements debt discounts which are being amortized over the estimated lives of the obligations. The debt discounts bring the obligations to a market rate of interest. The fair value of these financial instruments approximate the recorded book value as of December 31, 2004 and 2003.

                        Use of Estimates
                        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Going              The accompanying  consolidated financial statements have
     Concern            been  prepared  under the  assumption  that Applied will
                        continue   as   a   going   concern.   Such   assumption
                        contemplates   the   realization   of  assets   and  the
                        satisfaction  of  liabilities  in the  normal  course of
                        business.   As  shown  in  the  consolidated   financial
                        statements, Applied incurred losses and negative cash flows from operating activities for the years ended
                        December 31, 2004, 2003 and 2002. Applied also has a working capital deficit of $6,389 and an accumulated deficit of $76,576 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

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


3.   Accounts           The  components of Applied's  trade  receivables  are as
     Receivable         follows as of December 31:


                                                      2004            2003
                                                --------------------------------

Contract receivables                            $            268 $           143

Less:  Allowance for doubtful accounts
  and potential disallowances                                (9)            (72)
                                                --------------------------------

         Accounts receivable, net               $            259 $            71
                                                --------------------------------


                        Substantially all of CASI trade receivables are pledged to collateralize its line of credit (see Note 7).


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Property           Property and  equipment  consist of the  following as of
     and                December 31:
     Equipment
                                           Average
                                         Useful Life     2004        2003
                                        --------------------------------------

Machinery and equipment                       3           $   633     $   573
Furniture and fixtures                        5                58          58
Computer equipment                            4               222         213
                                                      ------------------------

                                                              913         844
Less:  accumulated depreciation
  and amortization                                          (818)       (702)
                                                      ------------------------

  Property and equipment, net                             $   95     $   142
                                                      ------------------------


5.   Acquisition        On August 30, 2000,  Applied  completed a stock purchase
     and                agreement with Dispute Resolution Management, Inc. (DRM)
     Dissolution        and its two  shareholders in which Applied  acquired 81%
     of Dispute         of  DRM  for  a  purchase  price  of  approximately  $28
     Resolution         million.  In  2002,  Applied  defaulted  on its  payment
     Management         obligation under the purchase agreement. In August 2002,
                        Applied  entered  into a settlement  agreement  with DRM
                        (the "DRM Settlement Agreement"). Under terms of the DRM
                        Settlement Agreement, Applied acknowledged that it had previously received back 4,750,000 shares of its common stock from DRM and its shareholders, which was recorded as treasury stock at the fair market value of the common stock. As part of the DRM Settlement Agreement, Applied received an additional 1,187,500 shares of its common stock from DRM and its shareholders, which was also recorded as treasury stock at the fair market value of the common stock.

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


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Other              Other accrued  liabilities  consist  of the following at
     Accrued            December 31:
     Liabilities
                                                    2004           2003
                                                ------------------------------

Dividend payable                                $       1,696 $         1,405
Compensation and employee benefits                      1,876           1,373
Accrued interest                                          664             351
Loss reserve                                              376             313
Forbearance and exit fees                                 219             219
Related party advances                                    185             185
Other                                                      91              91
                                                ------------------------------

                                                $       5,107 $         3,937
                                                ------------------------------

7.   Line               At  December  31,  2004  and  2003,  CASI had $0 and $64
     of                 outstanding,   respectively,  on  a  revolving  line  of
     Credit             credit.  The  line of  credit  is not to  exceed  85% of
                        eligible  receivables or $2,500 and is due November 2005
                        with interest  payable monthly at prime plus 2.0 percent
                        (7%  at  December   31,   2004).   The  credit  line  is
                        collateralized  by the assets of CASI and is  guaranteed
                        by  Applied.   The  line  of  credit  contains   certain
                        financial covenants and restrictions including minimum ratios that CASI must satisfy.

8.   Notes              Notes  payable  and   long-term   debt  consist  of  the
     Payable and        following at December 31:
     Long-Term
     Debt
                                                               2004       2003
                                                            --------------------
                   Notes payable to individuals
                   with interest at 15%,due in
                   aggregate monthly installments,
                   beginning in July 2001, of $83 plus
                   interest, maturing through August
                   2002, secured by property and
                   equipment and patents.  250,000
                   warrants valued at $4 were issued
                   in 2003 to extend these notes
                   through December 31, 2005. Subsequent
                   to December 31, 2004, but prior to
                   issuance of the consolidated financial
                   statements, these notes payable were
                   extended through March 2009 - see
                   Note 18.                                 $   3,034  $   1351


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Notes         Notes payable to individuals with
     Payable and   interest at 12%, in default as of
     Long-Term     January 15, 2005. A discount of $0
     Debt          and $30 was recorded as of December
     Continued     31, 2004 and 2003 for the value of
                   re-priced and additional warrants
                   granted to extend the due date.
                   These notes are secured  by accounts
                   receivable. On February 14, 2004,
                   the individuals cancelled their
                   warrants to purchase 1,500,000
                   shares at an exercise price of
                   $0.05 per share of the Company's
                   common stock.                                  254       254

                   Note payable to a bank with
                   interest due at 17.5%,  with
                   monthly payments less than $1 and
                   maturing December 2007, secured by
                   property and equipment.                          8         -

                   Unamortized discount for warrants               (4)      (30)
                                                            --------------------

                                                                3,292     1,575

                   Less current maturities                       (258)        -
                                                            --------------------

                                                            $   3,034  $  1,575
                                                            --------------------

                        Future maturities of long-term debt are as follows:





                        Year Ending December 31:                Amount
                        ------------------------           ------------------

                                 2005                      $             258
                                 2006                                      -
                                 2007                                      -
                                 2008                                      -
                                 2009                                  3,034
                                 Thereafter                                -
                                                           ------------------

                                                           $           3,292
                                                           ------------------



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

                        The provision for income taxes for the years ended December 31 results in an effective tax rate which differs from federal income tax rates as follows:

                                          2004         2003          2002
                                      -----------------------------------------

Expected tax benefit at federal
  statutory rate                      $      (777) $     (1,005) $     (2,030)
State income tax benefit, net of
  federal income tax benefit                 (120)         (177)         (358)
Interest accretion                              -             -            24
Other                                          64           180           604
Disposition of discontinued
  operations                                    -             -         1,654
Change in valuation allowance                 833         1,002           106
                                      -----------------------------------------

     Income tax benefit               $         -  $          -  $          -
                                      -----------------------------------------

                        The components of the net deferred tax as of December 31, are as follows:

                                                        2004          2003
                                                    ---------------------------

     Reserve for uncollectable
       receivables and potential
       disallowances                                $        168  $        160
     Net operating loss carryforward                      13,501        12,437
     Impairment charges                                    1,694         1,933
                                                    ---------------------------

                                                          15,363        14,530

Valuation allowance                                      (15,363)      (14,530)
                                                    ---------------------------

         Net deferred taxes                         $          -  $          -
                                                    ---------------------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Income             Applied conducts a periodic examination of its valuation
     Taxes              allowance.  Factors considered in the evaluation include
     Continued          recent  and  expected   future  earnings  and  Applied's
                        liquidity and equity positions. As of December 31, 2004 and 2003, Applied has established a valuation allowance for the entire amount of net deferred tax assets.

                        Applied has net operating loss ("NOL") carryforwards at December 31, 2004 of approximately $36,487 which expire in years 2010 through 2024. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.

10.  Stockholders'      Series E Convertible Preferred Stock
     Equity             Effective  November  4,  1999,  Applied  issued  335,000
                        shares of Series E Convertible Preferred Stock with a stated value of $10 per share.

                        This stock has a dividend rate of 12% per annum through April 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock has a special dividend at the rate of 7.5% per annum which began to accrue on May 1, 2000 and continues to accrue until paid, payable on May 1, 2001. The Company accrued $124, $207 and $341 of dividends in 2004, 2003 and 2002, respectively, and issued 1,566,989 shares common stock to pay $142 of accrued dividends in 2003.

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



--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Stockholders'      Series E Convertible Preferred Stock - Continued
     Equity             During the years ended December 31, 2004, 2003 and 2002,
     Continued          32,500,  162,500  and 0 shares of  Series E  Convertible
                        Preferred   Stock  were   converted   into   16,143,919,
                        40,916,155  and 0 shares of common stock,  respectively.
                        As of December 31, 2004 there are 95,500 shares of Series E Convertible Preferred Stock outstanding.

                        Series F Convertible Preferred Stock
                        In March 2000, Applied issued 266,700 shares of Series F Convertible Preferred Stock with a stated value of $10 per share. Transaction costs on the issuance totaled $230 resulting in net proceeds to Applied of $1,771.

                        The stock has a dividend rate of 12% per annum through September 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock has a special dividend at the rate of 7.5% per annum which began to accrue October 1, 2000 and continues to accrue until paid, payable on October 1, 2001. The Company accrued $148, $143 and $178 of dividends in 2004, 2003 and 2002, respectively, and issued 551,571 shares and 1,113,285 shares of common stock to pay $40 and $137 of accrued dividends in 2003 and 2002, respectively.

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


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Stockholders'      Series F Convertible Preferred Stock - Continued
     Equity             During the years ended December 31, 2004, 2003 and 2002,
     Continued          0 shares,  17,500  shares and 28,000  shares of Series F
                        Convertible Preferred Stock were converted to 0 shares, 2,450,514 shares and 2,496,426 shares of common stock, respectively. Applied has 118,200 shares of Series F convertible stock outstanding at December 31, 2004.

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

                        a) The conversion feature shall be exercisable on or after June 30, 2003.

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

                        e) The Series H Preferred shall have a non-cumulative annual dividend of 3%, payable in cash or Series H Preferred within 30 days of the end of Applied's fiscal year, at Applied's election. Dividends of $24, $24 and $9 were accrued during 2004, 2003, and 2002 respectively.



--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Stockholders'      Series H Convertible Preferred Stock - Continued
     Equity
     Continued          f)  The Series H Preferred shall not be transferable.

                        The holders of all series of convertible preferred stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the convertible preferred stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. Upon liquidation, dissolution or winding up of Applied, holders of Series E and Series F Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $10.00 per share before any distribution to holders of the Common Stock or any capital stock ranking junior to the Series E Convertible Preferred Stock. There have been no shares of Series H Preferred stock converted into common shares as of December 31, 2004.

                        Cumulative unpaid dividends on Preferred Stock are $1,696 and $1,405 at December 31, 2004 and 2003,
                        respectively.




--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Stock Options      Stock Options
     and Stock          In December 1998,  Applied adopted its 1998 Stock Option
     Warrants           Plan  pursuant  to  which   officers,   directors,   key
                        employees  and/or  consultants  of Applied  can  receive
                        non-qualified   stock  options  to  purchase  up  to  an
                        aggregate  5,000,000  shares of Applied's  Common Stock.
                        During  1999 and 2000  Applied  increased  the number of
                        shares   authorized   by  5,000,000   shares  each  year
                        resulting in 15,000,000 shares currently available under the 1998 stock option plan. Exercise prices applicable to stock options issued under this Plan represent no less than 100% of the fair value of the underlying common stock as of the date of grant. Stock options granted under the plan may vest immediately or for any period up to five years.

                        In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable options and will be revalued each quarter to determine the effect on operations, if any. There is no variable option expense recognized during 2004 and 2003 as the variable options' exercise price exceeded the fair market value of the Company's stock.

                        A summary of the status of options granted under and outside of the Plan as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below:

                          2004                 2003                 2002
              ------------------------------------------------------------------
                   Shares   Weighted    Shares    Weighted     Shares   Weighted
                            Average                Average              Average
                           Exercise               Exercise              Exercise
                            Price                   Price                Price
              ------------------------------------------------------------------

Options
outstanding -
beginning of
year           87,285,951 $    0.05   10,204,593  $   0.24   7,266,908   $  0.84
  Granted              -              77,081,358      0.03   9,847,218      0.07
  Exercised            -         -             -         -           -         -
  Rescinded            -         -             -      0.74  (3,744,373)      .74
  Forfeited       769,146      0.07            -      0.55  (3,165,160)      .55
              ------------------------------------------------------------------

Options
outstanding -
end of year    86,516,805 $    0.05   87,285,951  $   0.05  10,204,593   $  0.24
              ------------------------------------------------------------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Stock              The  following  table   summarizes   information   about
     Options            employee  stock  options  and all  other  stock  options
     and Stock          outstanding at December 31, 2004:
     Warrants
     Continued
                                 Options Options
                             Outstanding Exercisable
                ----------------------------------------------------------------
                                Weighted
                                Average    Weighted                 Weighted
     Range of                  Remaining    Average                  Average
   Exercisable      Number    Contractual   Exercise     Number      Exercise
      Prices     Outstanding      Life       Price    Exercisable     Price
  ------------------------------------------------------------------------------

 $  0.03 - 0.03   77,081,358  3.96 years  $   0.03   77,081,358    $    0.03
    0.07 - 0.07    9,078,072  3.96 years      0.07    9,078,072         0.07
    2.00 - 6.00      357,375  1.98 years      4.86      357,375         4.86
               ----------------------------------------------------------------

                  86,516,805  3.95 years  $   0.05   86,516,805    $    0.05
               ----------------------------------------------------------------

                        Stock Warrants
                        A summary of the warrants granted as of December 31, 2004, 2003 and 2002 and changes during the periods then ended is presented below:

                          2004                 2003                 2002
              ------------------------------------------------------------------
                   Shares   Weighted    Shares    Weighted     Shares   Weighted
                            Average                Average              Average
                           Exercise               Exercise              Exercise
                            Price                   Price                Price
              ------------------------------------------------------------------

Warrants
outstanding
- beginning
of year       35,794,357   $    .18   24,070,312  $  3.50  21,365,705  $   4.16
  Granted              -          -   30,655,800     0.03   5,537,716      2.19
  Exercised     (500,000)       .03            -        -           -         -
  Repriced             -          -   (1,500,000)    0.05           -         -
  Rescinded            -          -     (113,025)    1.94  (1,000,000)     4.16
  Expired     (3,416,748)       .05  (17,318,730)    3.50  (1,833,109)     4.16
             ------------------------------------------------------------------

Warrants
outstanding
- end of year 31,877,609   $   0.18   35,794,357  $  0.18  24,070,312  $   3.50
             ------------------------------------------------------------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Stock             Outstanding warrants at December 31, 2004 are as follows:
     Options
     and Stock
     Warrants
     Continued

  Granted                                           Number of Current
 2000 and  Granted   Granted    Granted  Granted   Warrants  Exercise Expiration
   Prior    2001      2002       2003      2004   Outstanding Price      Date
------------------------------------------------------------------------------------

   25,000        -       -          -      -         25,000    1.94   March 2005
  250,000        -       -          -      -        250,000    1.94   March 2005
  113,475        -       -          -      -        113,475    1.94   March 2005
1,000,000        -       -          -      -      1,000,000    2.00   August 2005
        -  333,334       -          -      -        333,334    0.22   June 2006
        -        -       -    500,000      -        500,000    0.03   October 2006
        -        -       -  1,000,000      -      1,000,000    0.03   February 2007
        -        -       -  1,000,000      -      1,000,000    0.03   April 2006
        -        -       - 27,355,800      -     27,355,800    0.03   November 2008
                               50,000      -         50,000    0.03   November 2008
        -        -       -    250,000      -        250,000    0.03   February 2009
-----------------------------------------------------------

1,388,475  333,334       - 30,155,800      -     31,877,609
-----------------------------------------------------------

                        In 2003, 1,500,000 warrants originally issued with debt were repriced and extended, and 1,000,000 warrants were newly issued, both to extend the related debt. The Company recorded a debt discount of $30 at December 31, 2003. Also in 2003, 250,000 warrants were issued to extend the related debt. A debt discount of $5 was recorded, with $3 of the debt discount amortized during 2004. As of December 31, 2004 all warrants are exercisable.

12.  Earnings           All   earnings   per   share    amounts    reflect   the
     Per                implementation  of SFAS 128 "Earnings per Share".  Basic
     Share              earnings  per share are  computed by dividing net income
                        (loss) available to common shareholders by the weighted average number of shares outstanding during the period.
                        Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. Options and warrants to purchase 118,394,414, 123,080,308 and 34,274,905 shares of common stock as of December 31, 2004, 2003 and 2002, respectively were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive as the Company experienced net losses.



--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Earnings Per
     Share
     Continued
                                                Years Ended December 31,
                                      ------------------------------------------
                                          2004           2003          2002
                                      ------------------------------------------

    Net loss                          $     (2,404) $      (2,957) $     (5,972)
    Preferred stock dividends                 (291)          (304)         (528)
                                      ------------------------------------------

    Net loss available to
      common shareholders             $     (2,695) $      (3,261) $     (6,500)
                                      ------------------------------------------
   Weighted average common
      shares outstanding (basic)       126,682,000     92,035,000    57,775,000
   Series E Convertible
      Preferred Stock                          (*)            (*)           (*)
   Series F Convertible
      Preferred Stock                          (*)            (*)             -
   Series H Convertible
      Preferred Stock                          (*)            (*)           (*)
   Employee Stock Options                      (*)            (*)           (*)
   Warrants issued in connection
      with various transactions                (*)            (*)           (*)
                                      ------------- -------------- -------------

   Weighted average common
      shares outstanding (diluted)     126,682,000     92,035,000    57,775,000
                                      ------------- -------------- -------------

   Net loss per share - basic
      and diluted                     $       (.02) $        (.04) $       (.11)
                                      ------------- -------------- -------------

                        (*) Due to Applied's loss from continuing operations in 2004, 2003 and 2002, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

13.  Related Party      Applied had the following related party transactions not
      Transactions      disclosed elsewhere:

                        Applied has payables to related parties of $185 and $185 at December 31, 2004 and 2003, recorded in accrued liabilities.

                        During 2003, 27,355,800 warrants valued at $470 were issued to a member of the board of directors for services of rent and facilities, and forbearance on payment of note that is due on demand.


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Related Party      Applied  has a note  payable to a member of the board of
     Transactions       directors  that is dueon demand and carries  interest at
     Continued          9%. The  balance  due at  December  31, 2004 and 2003 is
                        $312 and $272, respectively, and is included in the related party payable.

                        Applied has long-term debt to shareholders of Applied. See Note 8.

14.  Commitments        Operating Leases
     and                Applied  and  its   subsidiaries   are  committed  under
     Contingencies      non-cancelable  operating  leases for  office  space and
                        other equipment. Future obligations under the leases are as follows:

                              2005                            $           126
                              2006                                         37
                              2007                                          5
                                                              ---------------

                                                              $           168
                                                              ---------------

                        Rent expense approximated $126, $325, and $204 in 2004, 2003 and 2002, respectively. Rent expense in 2003 includes $198 from the issuance of warrants to a member of the board of directors for office rent expense.

                        Executive Bonus Plan
                        Applied has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of Applied are entitled to formula bonuses. No bonuses are accrued at December 31, 2004 and 2003.

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


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Commitments        Guarantee
     and                Applied,  along with several other entities,  in a prior
     Contingencies      year,  guaranteed  a   performance   bond  of  Commodore
     Continued          Separation  Technologies,  Inc.  relating  to a contract
                        with the Port of Baltimore. Applied was notified on June
                        28, 2000 that the performance bond is being called. It is not known, at this time, the amount, if any, Applied's share will be. No amount has been reflected in these consolidated financial statements as the amount is not determinable.

15.  401(K)             Applied  has  adopted  a  401(K)  savings  plan  for all
     Savings Plan       employees   who   qualify   as  to  age   and   service.
                        Contributions by Applied are discretionary. Applied made
                        annual contributions to the plan of approximately $0, $0
                        and $0 during the years ended  December 31,  2004,  2003
                        and 2002, respectively.

16.  Discontinued       Condensed  financial  information  for  DRM,  which  was
     Operations         discontinued,  is as follows for the year ended December
                        31, 2002,  which includes DRM operations from August 30,
                        2000 (date of acquisition) through May 16, 2002 (date of dissolution):



                                                               2002
                                                          ---------------

                  Revenues                                $         718

                  Costs and expenses                             (1,515)
                  Interest expense                                 (186)
                  Minority interest                                  50
                                                          ---------------

                  Net (loss) gain before income
                     tax expense                                   (933)
                  Income tax expense                                  -
                                                          ---------------

                  Net (loss) gain from discontinued
                     operations                           $        (933)
                                                          ---------------



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


         2004
         ----                                                                                   Corporate
                                                                                                Overhead
                                                           Total         CASI       Solution     & Other
                                                       ----------------------------------------------------

Revenues                                                $        738   $       698   $      40   $       -

Costs and expenses:
     Cost of revenues                                            919           548         371           -
     Research and development                                      9             -           9           -
     General and administrative                                1,674           308         120       1,246
     Depreciation and amortization                               136             -           -         136
                                                       ----------------------------------------------------

         Total costs and expenses                              2,738           856         500       1,382
                                                       ----------------------------------------------------

Income (loss) from operations                                 (2,000)         (158)       (460)     (1,382)

Interest expense                                                (404)           (1)          -        (403)
                                                       ----------------------------------------------------

Loss from continuing operations before
     income taxes                                             (2,404)         (159)       (460)     (1,785)

Income taxes                                                        -            -           -           -
                                                       ----------------------------------------------------

Income (loss) from continuing operations                      (2,404)         (159)       (460)     (1,785)

Income (loss) from discontinued operations                          -             -          -           -
                                                       ----------------------------------------------------

Net income (loss)                                       $     (2,404)  $      (159)  $    (460)  $  (1,785)
                                                       ----------------------------------------------------

Total assets                                            $        369   $       354   $       -   $      15
                                                       ----------------------------------------------------

Expenditures for long-lived assets                      $         61   $        61   $       -   $       -
                                                       ----------------------------------------------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


17.  Segment
     Information
     Continued

         2003
         ----                                                                                    Corporate
                                                                                                 Overhead
                                                           Total         CASI       Solution     & Other
                                                       -----------------------------------------------------
Revenues                                                $        660   $       568   $      92   $      -

Costs and expenses:
     Cost of revenues                                            811           721          90          -
     Research and development                                     70             -          70          -
     General and administrative                                1,700           570          73      1,057
     Depreciation and amortization                               267             -           -        267
                                                       -----------------------------------------------------

         Total costs and expenses                              2,848         1,291         233      1,324
                                                       -----------------------------------------------------

Income (loss) from operations                                 (2,188)         (723)       (141)    (1,324)

Interest expense                                                (769)           (1)          -      (768)
                                                       -----------------------------------------------------

Loss from continuing operations before
     income taxes                                              (2,957)         (724)       (141)    (2,092)

Income taxes                                                        -            -           -          -
                                                       -----------------------------------------------------

Income (loss) from continuing operations                      (2,957)         (724)       (141)    (2,092)

Income (loss) from discontinued operations                          -            -           -          -
                                                       -----------------------------------------------------

Net income (loss)                                       $     (2,957)  $      (724)  $    (141)  $ (2,092)
                                                       -----------------------------------------------------

Total assets                                            $        246   $        84   $       -   $    162
                                                       -----------------------------------------------------

Expenditures for long-lived assets                      $         11   $         -   $       -   $     11
                                                       -----------------------------------------------------


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



17.  Segment
     Information
     Continued


         2002
         ----                                                                                  Corporate
                                                                                               Overhead
                                                        Total         CASI       Solution      & Other
                                                    ------------------------------------------------------

Revenues                                            $       3,710    $   3,448    $      262 $          -

Costs and expenses:
     Cost of revenues                                       2,108        1,854           254            -
     Research and development                                 297            -           297            -
     General and administrative                             1,792          754           203          835
     Depreciation and amortization                            314           30           247           37
                                                    ------------------------------------------------------

         Total costs and expenses                           4,511        2,638         1,001          872
                                                    ------------------------------------------------------

Income (loss) from operations                                (801)         810          (739)        (872)

Interest expense                                             (104)           -             -         (104)
                                                    ------------------------------------------------------

Loss from continuing operations before
     income taxes                                            (905)         810          (739)        (976)

Income taxes                                                    -           -             -             -
                                                    ------------------------------------------------------

Income (loss) from continuing operations                     (905)         810          (739)        (976)

Loss from discontinued operations                          (5,067)           -             -       (5,067)
                                                    ------------------------------------------------------

Net (loss) income                                   $      (5,972)   $     810    $     (739) $    (6,043)
                                                    ------------------------------------------------------

Total assets                                        $         736    $     292    $      353  $        91
                                                    ------------------------------------------------------

Expenditures for long-lived assets                  $           2    $       2    $        -  $         -
                                                    ------------------------------------------------------



--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Subsequent         On April 12, 2005,  the Company  authorized the issuance
     Events             of  550,000  shares  of Series I  Convertible  Preferred
                        Stock  ("Series  I  Preferred"),  par value  $0.001  per
                        share,  each such share of Series I  Preferred  having a
                        stated value of $10.00 per share. These preferred shares
                        are  convertible  into  common  stock at the rate of the
                        average closing price of the Company's  common stock for
                        the previous ten trading days, and the  conversion  rate
                        is not  to  exceed  $0.0285  per  share.  Non-cumulative
                        dividends  accrue at ten  percent,  and will be  payable
                        quarterly  beginning  February  2006.  The Company  will
                        reserve  75,000,000  shares  of  common  stock  for  the
                        potential   conversion   of  the  Series  I  Convertible
                        Preferred Stock into common stock.

                        Also on April 12, 2005, a Series E and F preferred stockholder agreed to exchange all of their Series E and F preferred stock and all accrued and unpaid dividends thereon, for 423,753 shares of Series I Convertible Preferred Stock. The value of the accrued and unpaid dividends due this preferred stockholder is $1,641 at December 31, 2004, and this preferred stockholder has 83,000 and 118,200 shares of Series E and F preferred stock, respectively, at December 31, 2004.

                        The same preferred stockholder of the Company also has a note payable due from the Company. This preferred stock-holder, also on April 12, 2005, agreed to purchase another debt holder's note payable due from the Company, and this preferred stockholder and debt holder exchanged the existing notes payable for a convertible secured promissory note, which note has interest of ten percent and is convertible into common stock at the rate of the average closing price of the Company's common stock for the previous ten trading days, and the conversion rate is not to exceed $0.0285 per share. Interest payments are deferred until April 2006 and are made monthly thereafter, and the principal is due in one lump-sum payment in March 2009. The Company may not prepay the note payable.

                        The outstanding principal balance of these two notes that were effectively extended to March 2009 on April 12, 2005 is $3,034. As these extensions were obtained subsequent to year-end, but prior to issuance of these consolidated financial statements, the Company has included these notes payable principal balances in long-term debt at December 31, 2004 in the accompanying consolidated financial statements.


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


19.  Recent             In December 2003, the FASB issued  Interpretation No. 46
     Accounting         ("FIN 46R") (revised  December 2003),  Consolidation  of
     Pronounce-         Variable   Interest   Entities,   an  Interpretation  of
     ments              Accounting  Research  Bulletin No. 51 ("ARB 51"),  which
                        addresses  how a  business  enterprise  should  evaluate
                        whether  it  has a  controlling  interest  in an  entity
                        though  means other than voting  rights and  accordingly
                        should  consolidate  the entity.  FIN 46R replaces  FASB
                        Interpretation  No. 46 ("FIN  46"),  which was issued in
                        January 2003.  Before  concluding that it is appropriate
                        to apply ARB 51 voting interest  consolidation  model to
                        an entity,  an enterprise  must first determine that the
                        entity  is not a  variable  interest  entity.  As of the
                        effective  date of FIN 46R, an enterprise  must evaluate
                        its  involvement  with all entities or legal  structures
                        created  before  February 1, 2003, to determine  whether
                        consolidation  requirements  of FIN 46R  apply  to those
                        entities.   There  is  no   grandfathering  of  existing
                        entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January
                        31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

                        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.




--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



19.  Recent             In  December   2004,  the  FASB  issued  SFAS  No.  153,
     Accounting         Exchanges of Nonmonetary Assets, which amends Accounting
     Pronounce-         Principles  Board (APB) Opinion No. 29,  Accounting  for
     ments              Nonmonetary Transactions. The guidance in APB Opinion 29
     Continued          is based on the principle  that exchanges of nonmonetary
                        assets should be measured based on the fair value of the
                        assets  exchanged.  The  guidance  in  APB  Opinion  29,
                        however,  included certain exceptions to that principle.
                        SFAS  153  amends  APB  Opinion  29  to  eliminate   the
                        exception   for   nonmonetary   exchanges   of   similar
                        productive   assets  and  replaces  it  with  a  general
                        exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material impact on the financial position or results of operations.

                        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the fiscal year beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the fiscal year of 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R and the adoption may have a material impact on the Company's financial position and results of operations. See Stock Compensation in Note 1 for more information related to the pro forma effects on reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


--------------------------------------------------------------------------------

Exhibits.
---------

Exhibit No.           Description
-----------           -----------

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

   *4.25             Certificate of Designation of Series I Preferred Stock.

   10.5 Non-Competition, Non-Disclosure and Intellectual Property Agreement, dated March 29, 1996, between the Company and Gerry D. Getman. (1)

   10.7              1996 Stock Option Plan of the Company. (1)

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

   10.112 Warrant to purchase 1,000,000 shares of common stock of Commodore Applied Technologies, Inc. issued to Dr. Shelby
                     T. Brewer. (24)

   10.113 Registration Rights Agreement, dated October 2, 2002 issued to Dr. Shelby T. Brewer. (24)

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

   10.121 Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers Associates. (24)

   10.122 Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul Hannesson. (24)

   10.123 Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S. Hannesson. (24)

   10.124 Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A. Weiss. (24)

   10.126 Warrant to purchase 500,000 shares of common stock of the Company issued to Dr. Marion Danna. (25)

   10.127 Warrant to purchase 27,355,800 shares of common stock issued to Blum Asset Trust. (25)

   10.128 Forbearance Agreement dated February 1, 2004, between Commodore Applied Technologies, Inc., and Milford Capital & Management. (25)

   10.129 Warrant to purchase 250,000 shares of common stock of the Company issued to Milford Capital & Management. (25)

   10.130 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated February 15, 2004, by and among the Company, Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss. (25)

   10.131 Warrant to purchase 222,222 shares of common stock of the Company issued to Klass Partners. (25)

   10.132 Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers Associates. (25)

   10.133 Warrant to purchase 41,667 shares of common stock of the Company issued to Jon Paul Hannesson. (25)

   10.134 Warrant to purchase 41,667 shares of common stock of the Company issued to Krista S. Hannesson. (25)

   10.135 Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A. Weiss. (25)

   10.136 Warrant to purchase 500,000 shares of common stock of the Company issued to Klass Partners. (25)

   10.137 Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers Associates. (25)

   10.138 Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul Hannesson. (25)

   10.139 Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S. Hannesson. (25)

   10.140 Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A. Weiss. (25)

   10.141 Warrant to purchase 444,444 shares of common stock of the Company issued to Klass Partners. (25)

   10.142 Warrant to purchase 333,334 shares of common stock of the Company issued to Mathers Associates. (25)

   10.143 Warrant to purchase 83,332 shares of common stock of the Company issued to Jon Paul Hannesson. (25)

   10.144 Warrant to purchase 83,332 shares of common stock of the Company issued to Krista S. Hannesson. (25)

   10.145 Warrant to purchase 55,556 shares of common stock of the Company issued to Stephen A. Weiss. (25)

   10.146 Series E Convertible Preferred automatic conversion date extension dated March 10, 2004, between the Company and The Shaar Fund, Ltd. (25)

   10.147 Series F Convertible Preferred automatic conversion date extension dated April 9, 2004, between the Company and The Shaar Fund, Ltd. (25)

   10.148 Dividend Forgiveness letter dated April 9, 2004, between the Company and The Shaar Fund, Ltd. (25)

   *10.149 Promissory Note dated April 12, 2005, between the Company and The Shaar Fund, Ltd.

   *10.150 Amended and Restated Security Agreement dated April 12, 2005, between the Company and The Shaar Fund, Ltd.

   *10.151 Patent Collateral Assignment dated April 12, 2005, between the Company and The Shaar Fund, Ltd.

   *10.152 Amended and Restated Guaranty and Suretyship Agreement dated April 12, 2005, between the Company and The Shaar Fund, Ltd.

   *10.153 Exchange Agreement dated April 12, 2005, between the Company and The Shaar Fund, Ltd.

   *14.01            Code of Ethics of Commodore Applied Technologies, Inc.

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

   (25) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004 (File No. 1-11871).

Reports on Form 8-K:
--------------------

   1. The Company filed a Current Report on Form 8-K, dated March 16, 2005, regarding a press release issued by the Company announcing the Company's subsidiary, CASI, progress on the eDAM contract in Oak Ridge, TN, CASI was awarded a one year contract from WESKEM of Oak Ridge to support their sampling efforts with the Waste Disposition Services Project, and the protest of the award of the FFTF contract is ongoing.

   2. The Company filed a Current Report on Form 8-K, dated April 15, 2004, regarding a press release issued by the Company announcing its 2003 year end earnings.

   3. The Company filed a Current Report on Form 8-K, dated May 19, 2004, regarding a press release issued by the Company announcing its 2004 1st quarter earnings.

   4. The Company filed a Current Report on Form 8-K, dated August 16, 2004, regarding a press release issued by the Company announcing its 2004 2nd quarter earnings.

   5. The Company filed a Current Report on Form 8-K, dated September 2, 2004, regarding a press release issued by the Company announcing its subsidiary CASI was awarded the eDAM contract in Oak Ridge, TN.

   6. The Company filed a Current Report on Form 8-K, dated November 12, 2004, regarding a press release issued by the Company announcing its 2003 annual meeting date, the SBA challenge to the Company's subsidiary, CASI, eDAM contract award, and the protest of the award of the FFTF contract by the losing teams, one of which the Company was a member.

   7. The Company filed a Current Report on Form 8-K, dated November 16, 2004, regarding a press release issued by the Company announcing its 2004 3rd quarter earnings.

   8. The Company filed a Current Report on Form 8-K, dated December 17, 2004, regarding a press release issued by the Company announcing that its subsidiary, CASI, has started the eDAM contract in Oak Ridge, TN, rescheduled its 2003 annual meeting date to February 8, 2005, CASI was awarded a one year contract from Duratek Federal Services in Oak Ridge, TN, and the protest of the award of the FFTF contract to the GAO is ongoing.

SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2005               COMMODORE APPLIED TECHNOLOGIES, INC.

                                      By: /s/ James M. DeAngelis
                                         ---------------------------------------
                                      James M. DeAngelis, Senior Vice President
                                      and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Shelby T. Brewer              Chairman of the Board and Chief           April 15, 2005
-----------------------------     Executive Officer (principal executive
Dr. Shelby T. Brewer              officer)

/s/ James M. DeAngelis            Senior Vice President and Chief           April 15, 2005
-----------------------------     Financial Officer (principal financial
James M. DeAngelis                officer)

/s/ Bentley J. Blum               Director                                  April 15, 2005
-----------------------------
Bentley J. Blum

/s/ Frank E. Coffman              Director                                  April 15, 2005
-----------------------------
Dr. Frank E. Coffman

/s/ Paul E. Hannesson             Director                                  April 15, 2005
-----------------------------
Paul E. Hannesson

/s/ O. Mack Jones                 Director                                  April 15, 2005
-----------------------------
O. Mack Jones

/s/ Michael P. Kalleres           Director                                  April 15, 2005
-----------------------------
VADM Michael P. Kalleres

/s/ William A. Wilson             Director                                  April 15, 2005
-----------------------------
Ambassador William A. Wilson

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         The Company sent to its security holders an annual report and proxy material during the 2004 fiscal year.