Form 10-Q
period 2005-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2005-05-16
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---               SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

                                       OR
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11871

                      COMMODORE APPLIED TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                      11-3312952
             --------                                      ----------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification No.)


         150 East 58th Street, Suite 3238
                New York, New York                            10155
        ----------------------------------                    -----
     (Address of principal executive office)                (Zip Code)


Registrant's telephone number, including area code:   (212) 308-5800
                                                       -------------

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

         The number of shares the common stock outstanding at May 15, 2005 was 150,178,626.

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

         Condensed Consolidated Balance Sheet -
                 March 31, 2005 and December 31, 2004.........................2

         Condensed Consolidated Statement of Operations -
                 Three months ended March 31, 2005 and
                 March 31, 2004...............................................4

         Condensed Consolidated Statement of Cash Flows - Three months ended March 31, 2005 and
                 March 31, 2004...............................................5

         Notes to Condensed Consolidated Financial Statements.................6

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........20

Item 4.  Controls and Procedures.............................................20


PART II  OTHER INFORMATION...................................................21

SIGNATURES...................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)


                                                     March 31,      December 31,
                               ASSETS                  2005             2004
                                                    ----------      ------------
                                                    Unaudited)
Current Assets:

         Cash and cash equivalents                  $       13       $       15
         Accounts receivable, net                        1,354              259
         Prepaid assets and other current
            receivables                                      1                -

                                                    ----------       ----------

                  Total Current Assets                   1,368              274

Property and equipment, net                                133               95
Patents and completed technology, net of

       accumulated amortization of

       $100 and $100, respectively                           -                -

                                                    ----------       ----------

       Total Assets                                 $    1,501       $      369
                                                    ==========       ==========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)



                                                     March 31,      December 31,
              LIABILITIES AND                          2005             2004
              STOCKHOLDERS' DEFICIT                 ----------      ------------
                                                    Unaudited)

Current Liabilities:

         Accounts payable                           $    1,163       $    1,045
         Related party payable                             253              253
         Line of credit                                    154                -
         Notes payable, net                                263              258
         Other accrued liabilities                       6,044            5,107
                                                    ----------       ----------

                  Total Current Liabilities              7,877            6,663

Long -term debt, net                                     3,496            3,034
                                                    ----------       ----------

                   Total Liabilities                    11,373            9,697


Commitments and Contingencies

Stockholders' Deficit
         Convertible Preferred Stock, Series
           E, F &H Par value $0.001 per share,
           5% to 12% cumulative dividends,
           Series E and F, 3% dividends for
           Series H 1,591,700 authorized,
           995,700 shares and 1,001,200 shares
           issued and outstanding as of March
           31, 2005 and December 31, 2004,
           respectively. The shares had an
           aggregate liquidation Value of $3,599
           and $3,677 at March 31, 2005 and
           December 31, 2004, respectively.                  1                1
         Common Stock, par value $0.001 per share,
           300,000,000 shares authorized,
           140,178,126 and 134,346,053 issued
           and outstanding, at March 31, 2005
           and December 31, 2004, respectively.            140              134
         Additional Paid-in Capital                     67,303           67,376
         Accumulated Deficit                           (77,053)         (76,576)
                                                    ----------       ----------

                                                        (9,609)          (9,065)

         Treasury Stock, 3,437,500 shares                 (263)            (263)
                                                    ----------       ----------

                     Total Stockholders' Deficit        (9,872)          (9,328)
                                                    ----------       -----------

         Total Liabilities and Stockholders'
            Deficit                                 $    1,501       $      369
                                                    ==========       ==========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)



                                                          Three months ended
                                                     March 31,        March 31,
                                                       2005             2004
                                                    ----------       -----------

Contract revenues                                   $    1,626       $      182
Costs and expenses:
         Cost of sales                                   1,284              252
         Research and development                            -                6
         General and administrative                        665              455
         Depreciation and amortization                       6               64
                                                    ----------       -----------
                  Total costs and expenses               1,955              777
                                                    ----------       -----------
Loss from operations                                      (329)            (595)
                                                    ----------       -----------

Other income (expense):

         Interest expense                                 (148)             (83)
                                                    ----------       -----------
                  Net other income (expense)              (148)             (83)
                                                    ----------       -----------
Loss before income taxes                                  (477)            (678)

         Income taxes                                       --               --
                                                    ----------       -----------
         Net loss                                   $     (477)      $     (678)
                                                    ==========       ===========
         Loss per share - basic and diluted         $     (.00)      $     (.01)
                                                    ==========       ===========
Number of weighted average shares outstanding
       (000's) basic and diluted                       136,335          118,587
                                                    ==========       ===========



           See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)


                                                                           Three months ended
                                                                       March 31,        March 31,
                                                                         2005              2004
                                                                     -----------       -----------
Cash flows from operating activities:
     Net loss                                                        $      (477)      $      (678)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization                                         6                64
         Amortization of debt discount                                         -                 7
         Changes in assets and liabilities:
                Accounts receivable, net                                  (1,095)              (51)
                Prepaid assets                                                (1)               (5)
                Checks written in excess of cash                               -               (13)
                Accounts payable                                             118                25
                Other liabilities                                            870               285
                                                                     -----------       -----------

                  Net cash used in operating activities                     (579)             (366)

Cash flows from investing activities:
         Purchase of equipment                                               (44)                -
         Advances from (to) related parties                                    -                43
                                                                     -----------       -----------

                  Net cash (used in) provided by
                  investing activities                                       (44)               43

Cash flows from financing activities:
      Increase in (repayment of) line of credit                              154               (30)
      Increase in notes and loans payable                                    467               363
                                                                     -----------       -----------

                  Net cash provided by financing activities                  621               333

Increase (decrease) in cash                                                   (2)               10

Cash, beginning of period                                                     15                --
                                                                     -----------       -----------

Cash, end of period                                                  $        13       $        10
                                                                     ===========       ===========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2005



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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2005, and for the years ended December 31, 2004, 2003, and 2002, Applied incurred losses of $477,000; $2,404,000; $2,957,000; and $5,972,000, respectively. The Company has also experienced net cash inflows (outflows) from operating activities of ($1,532,000), ($955,000), and ($123,000) for the years ended December 31, 2004,
2003 and 2002 respectively. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $376,000 and $376,000 at March 31, 2005 and December 31, 2004, respectively. These allowances are included in other accrued liabilities in the accompanying financial statements.

         In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable options and will be revalued each quarter to determine the effect on operations, if any. During the quarter ended March 31, 2005, no expense has been recognized for the variable options as the fair market value of Applied's common stock at March 31, 2005 was lower than the exercise price of the variable options.

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

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant or the date of repricing. No options were issued or vested during the quarters ended March 31, 2005 and 2004, therefore, there would be no effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Note B - Supplemental Cash Flow Information

         During the three month period ended March 31, 2005, 5,500 shares of Series E Preferred Stock were converted into 5,832,573 shares of the Company's common stock. During the three month period ended March 31, 2005, the Company paid no dividends on the Series E Preferred Stock conversions. The Company accrued dividends on Series E Preferred Stock for the three month period ended March 31, 2005, of $24,923 which is included in Other Accrued Liabilities.

         During the three month period ended March 31, 2005, no shares of Series F Preferred Stock were converted into shares of the Company's common stock. The Company accrued dividends on the Series F Preferred Stock for the three month period ended March 31, 2005, of $36,335 which is included in Other Accrued Liabilities.

         During the three month period ended March 31, 2005, no shares of Series H Preferred Stock were converted into shares of the Company's common stock. The Company accrued dividends on the Series H Preferred Stock for the three month period ended March 31, 2005, of $5,902 which is included in Other Accrued Liabilities.

Note C - Other Accrued Liabilities

         Other accrued liabilities consist of the following:


                                                     March 31,      December 31,
                                                       2005             2004
                                                    ----------      ------------
                                                    (unaudited)       (audited)
Compensation and employee benefits                  $    2,107       $    1,876
Dividend payable                                         1,763            1,696
Accrued interest                                           803              664
Subcontractors                                             484                -
Loss reserve                                               376              376
Exit and forbearance fees on notes payable                 219              219
Related parties                                            185              185
Other                                                      107               91
                                                    ---------------------------
                                                    $    6,044       $    5,107
                                                    ===========================

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

Three Months Ended March 31, 2005


                                                                                                  Corporate
                                                               Advanced                           Overhead
                                               Total            Sciences         Solution          and Other
Contract Revenues                            $   1,626         $   1,609        $      17         $       --

Costs and expenses
     Cost of Sales                               1,284             1,283                1                 --
     Research and Development                       --                --               --                 --
     General and Administrative                    665               276               16                373
     Depreciation and Amortization                   6                 6               --                 --
                                             ---------         ---------        ---------         ----------
              Total costs and expenses           1,955             1,565               17                373
                                              --------         ---------        ---------         ----------
Income (Loss) from Operations                     (329)               44                0               (373)

     Interest Expense                             (148)               --               --               (148)
                                             ---------         ---------        ---------         ----------
Income (Loss) from Continuing
     Operations                                   (477)               44                0               (521)
                                             ---------         ---------        ---------         ----------
Net Income (Loss)                            $    (477)        $      44        $       0         $     (521)
                                             =========         =========        =========         ==========

Total Assets                                 $   1,501         $   1,477        $      --         $       24

Expenditures for long-lived assets           $       -         $       -        $      --         $       --


Three Months Ended March 31, 2004


                                                                                                  Corporate
                                                               Advanced                           Overhead
                                               Total            Sciences         Solution          and Other

Contract Revenues                            $     182         $     142         $     40         $       --

Costs and expenses
     Cost of Sales                                 252                78              174                 --
     Research and Development                        6                --                6                 --
     General and Administrative                    455               102               78                275
     Depreciation and Amortization                  64                 9               55                 --
                                             ---------         ---------        ---------         ----------
              Total costs and expenses             777               189              313                275
                                             ---------         ---------        ---------         ----------
Income (Loss) from Operations                     (595)              (47)            (273)              (275)

     Interest Expense                              (83)               --               --                (83)
                                             ---------         ---------        ---------         ----------
Net Income (Loss)                            $    (678)        $     (47)       $    (273)        $     (358)
                                             =========         =========        =========         ==========

Total Assets                                 $     247         $     148        $      81         $       18

Expenditures for long-lived assets           $       -         $       -        $      --         $       --


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

         Options and warrants to purchase 122,005,936 and 123,870,308 shares of common stock and preferred stock convertible into shares of common stock as of March 31, 2005 and 2004, respectively, were not included in the computation of Diluted EPS. The inclusion of the options and convertible preferred stock would have been anti-dilutive, thereby decreasing net loss per common share.

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

         The same preferred stockholder of the Company also has a note payable due from the Company. This preferred stock holder, also on April 12, 2005, agreed to purchase another debtholder's note payable due from the Company, and this preferred stockholder and debt holder exchanged the existing notes payable for a convertible secured promissory note, which note has interest of ten percent and is convertible into common stock at the rate of the average closing price of the Company's common stock for the previous ten trading days, and the conversion rate is not to exceed $0.0285 per share. Interest payments are deferred until April 2006 and are made monthly thereafter, and the principal is due in one lump-sum payment in March 2009. The Company may not prepay the note payable.

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

April 2005 Sale of Equity to Private Investor

         On April 27, 2005, a private investor purchased $100,000 of the Company's unregistered common stock at the market price. The Company issued the private investor 10,000,000 shares of unregistered common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 3-year warrant for 4,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000. Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $1,289,600 in loans that are currently due or are payable on demand. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

         The Company's report of independent registered public accounting firm on our fiscal 2002, 2003 and 2004 financial statements contains a "going concern" qualification in which they express substantial doubt about the Company's ability to continue in business, absent additional financing. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

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

RESULTS OF OPERATIONS


Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

         Revenues were $1,626,000 for the three months ended March 31, 2005, compared to $182,000 for the three months ended March 31, 2004.

         In the case of Advanced Sciences, revenues were $1,609,000 for the period ended March 31, 2005 as compared with $142,000 for the period ended March 31, 2004. Advanced Sciences has experienced a significant increase in revenue as the result of the September 2004 award of the eDAM contract in Oak Ridge, TN and overall, more work being performed by Advanced Sciences. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Advanced Sciences has three major customers, each of which represents more than 10% of total revenue. The combined revenue for these three customers was $1,609,000 or 100% of total revenues for the period ending March 31, 2005. Advanced Sciences' cost of sales was $1,283,000 for the period ending March 31, 2005 compared to $78,000 for the period ending March 31, 2004. The increase in cost of sales can be attributed to an increase in variable costs caused by the eDAM contract and overall, more work being performed by Advanced Sciences.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $17,000 for the period ended March 31, 2005 as compared with $40,000 for the period ended March 31, 2004. Solution had one major customer during the three-month period ended March 31, 2005 which accounted for $17,000 or 100% of the total revenues for the period. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. There was $1,000 cost of sales for the three-month period ended March 31, 2005. The cost of sales, when incurred, is attributable to sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three-month period ended March 31, 2005, the Company incurred research and development costs of $0 as compared to $6,000 for the three-month period ended March 31, 2004. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for the three-month period ended March 31, 2005 were $665,000 as compared to $455,000 for the three-month period ended March 31, 2004. This difference is primarily due to the deferred salaries for the executives of the Company for the three-month period ended March 31, 2005, the addition of a full time accounting employee, and fees associated with a marketing consultant for the SET technology.

         In the case of Advanced Sciences, general and administrative costs increased from $102,000 for the three-month period ended March 31, 2004 to $276,000 for the three-month period ended March 31, 2005. This increase is primarily due to the increased salary of the President of Advanced Sciences over the previous deferred base amount for the three-month period ended March 31, 2005, and the addition of a full time accounting employee. Solution incurred general and administrative costs of $16,000 for the three-month period year ended March 31, 2005 as compared with $78,000 for the three-month period ended March 31, 2004. This decrease was primarily due to the reassignment of a Solution's employee to CASI field work on the eDAM contract in Oak Ridge, TN.

         Interest expense for the three months ended March 31, 2005 was $148,000 as compared to $83,000 for the three months ended March 31, 2004. The increase in interest expense of $65,000 is primarily related to an increase in cash interest costs associated with a higher notes payable and a higher line of credit balance compared to the prior year.

OFF-BALANCE SHEET ARRANGEMENTS

         There are no off-balance sheet arrangements, such as financing or variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005 and December 31, 2004 Advanced Sciences had a $153,357 and $0 outstanding balance, respectively, on its revolving line of credit.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $100,000 at March 31, 2005. Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $1,289,600 in loans that are currently due or are payable on demand as of May 15, 2005. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

         The Company's report of independent registered public accounting firm on our fiscal 2002, 2003 and 2004 financial statements contains a "going concern" qualification in which they express substantial doubt about the Company's ability to continue in business, absent additional financing. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

         For the three month period ended March 31, 2005, the Company incurred a net loss of ($477,000) as compared to a net loss of ($678,000) for the three month period ended March 31, 2004. For the three month period ended March 31, 2005, and for the years ended December 31, 2004, 2003, and 2002, Applied incurred  losses of ($477,000),  ($2,404,000),  ($2,957,000),  and  ($5,972,000)
respectively. The Company has also experienced net cash inflows (outflows) from operating activities of ($1,532,000), ($955,000), and ($123,000) for the years ended December 31, 2004, 2003 and 2002 respectively.

         For the three-month period ended March 31, 2005, the Company converted 5,500 shares of Series E Preferred for 5,832,573 shares of the Company's common stock.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 2,500,000 shares of the Company's common stock at an exercise price of $0.0285. The current principal balance of the Weiss Group Note is $252,397 as of March 31, 2005 and remains unpaid as of May 15, 2005.

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

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until December 31, 2005. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar in February 2004, a five-year warrant for 250,000 shares of the Company's common stock at an exercise price of $0.03 per share. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The Milford/Shaar Bridge Loan Notes were restructured into the New Shaar Convertible Note as of April 11, 2005. Prior to the New Shaar Convertible Note, the current principal balance of the Milford/Shaar Bridge Loan Notes was $3,033,741 as of March 31, 2005. Additionally, as of December 31, 2004, there was $119,073 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes.

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and is payable on demand. The current principal balance of the Blum Demand Note is $312,032 as of March 31, 2005 and remains unpaid as of May 15, 2005.

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

         On April 12, 2005 Shaar executed a purchase agreement ("Milford Capital Purchase Agreement") to Milford Capital & Management ("Milford"). In accordance with the terms of the Milford Capital Purchase Agreement, Shaar purchased a secured promissory note of the Company, initially issued to Milford on June 13, 2001, in the original principal amount of $500,000, which had an outstanding principal balance on March 31, 2005 of $188,149 ("Old Milford Note"), together with (i) all interest, additional obligations, forbearance fees, exit fees, penalties and other amounts due and payable from time to time under or in connection with the Old Milford Note, and (ii) the Forbearance Amount in connection with the Forbearance Agreement, dated January 30, 2004, between Milford and the Company, and Shaar in which Shaar agreed to forgive payment from the Company to Shaar of $300,000 of accrued and unpaid dividends on shares of the Company's Series E Preferred held by Shaar ("Forgiven Dividends") and consented to the transfer of the dollar value of the Forgiven Dividends to Milford as part of the forbearance fee payable to Milford under the Forbearance Agreement of 2004.

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

ITEM 3.  Quantitative  and  Qualitative Disclosures About Market Risk
         ------------------------------------------------------------

         Not applicable.


ITEM 4.  Controls and Procedures
         -----------------------

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of March 31, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 3.  Defaults among Senior Securities

                  Not applicable.





                [THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 4.  Submission of Matters to a  Vote of Security Holders

         The Company held its 2003 Annual Meeting at The Fitzpatrick Hotel located at 687 Lexington Avenue, New York, NY 10015 on February 18, 2005 - 11:00 a.m. EST. All shareholders of record as of the announced record date were notified of the meeting in a timely manner. All shareholders of record received the appropriate financial and proxy materials prior to the meeting.

The results of the meeting were as follows:


PROPOSAL 1.                Election of Directors
-----------                ---------------------

                                       For                  Withheld

Bentley J. Blum                    120,830,686   98.7%    1,534,224      1.3%
                                  -------------          ---------------

Shelby T. Brewer, PhD              121,407,115   99.2%     957,795       0.8%
                                 --------------          ---------------

Frank E. Coffman, PhD              120,994,640   98.5%    1,370,270      1.1%
                                 --------------          ---------------

James M. DeAngelis                 120,018,765   98.1%    2,346,145      1.9%
                                 --------------          ---------------

Paul E. Hannesson                  120,935,901   98.8%    1,429,009      1.2%
                                 --------------          ---------------

O. Mack Jones                      120,935,701   98.8%    1,429,209      1.2%
                                 --------------          ---------------

VADM Michael P. Kalleres           120,997,190   98.9%    1,367,720      1.1%
                                 --------------          ---------------

William A. Wilson                  120,996,190   98.9%    1,368,720      1.1%
                                 --------------          ---------------




PROPOSAL 2.    To authorize our board of directors in its  discretion,  to amend our certificate of incorporation to effect a reverse stock split in a ratio of between 1-for-10 and 1-for-20, without further approval of our stockholders.



        For                          Against                      Abstain

--------------------            ------------------           -------------------
    111,466,595        85.1%       10,841,095        8.3%          57,220
--------------------            ------------------           -------------------




PROPOSAL 3.    Ratification   of   Appointment   of  Tanner  LC  as  Commodore's
               Independent Auditors for the Year Ending December 31, 2004.


        For                         Against                     Abstain

--------------------             ---------------             -------------------
    120,688,393        99.75%         298,317        0.25%      1,378,260
--------------------             ---------------             -------------------

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

         1. 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         2. 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         3. 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         4. 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.


         1. The Company filed a Current Report on Form 8-K, dated April 19, 2005, regarding a press release issued by the Company announcing its 2004 year end earnings.

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



Date: May 16, 2005                   COMMODORE APPLIED TECHNOLOGIES, INC.
                                     (Registrant)


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