Form 10-Q
period 2005-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2005-08-22
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005
                                       OR
_____             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

         The number of shares the common stock outstanding at August 22, 2005 was 156,382,099.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I   FINANCIAL INFORMATION................................................1

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
                      June 30, 2005 and December 31, 2004.....................1

              Condensed Consolidated Statements of Operations -
                      Three and Six months ended June 30, 2005 and
                      June 30, 2004...........................................3

              Condensed Consolidated Statements of Cash Flows -
                      Six months ended June 30, 2005 and
                      June 30, 2004...........................................4

              Notes to Condensed Consolidated Financial Statements............5

Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....22

Item 4.       Controls and Procedures........................................22

PART II  OTHER INFORMATION...................................................23

SIGNATURES...................................................................25

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)

                                                              June 30,    December 31,
                               ASSETS                           2005          2004
                                                             ----------   ------------
                                                            (unaudited)
Current Assets:
         Cash and cash equivalents                           $       32   $         15
         Accounts receivable, net                                 2,364            259
         Prepaid assets and other current receivables                15              -
                                                             ----------   ------------
                  Total Current Assets                            2,411            274

Property and Equipment, net                                         163             95
                                                             ----------   ------------

                  Total Assets                               $    2,574   $        369
                                                             ==========   ============



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)

                                                              June 30,    December 31,
                          LIABILITIES AND                       2005          2004
                         STOCKHOLDERS' DEFICIT               ----------   ------------
                                                             (unaudited)
Current Liabilities:
         Accounts payable                                    $    1,685   $      1,045
         Related party payable                                      255            253
         Line of credit                                             116              -
         Notes payable                                              514            258
         Other accrued liabilities                                4,132          5,107
                                                             ----------   ------------

                  Total Current Liabilities                       6,702          6,663

Long Term Debt                                                    4,843          3,034
                                                             ----------   ------------

                   Total Liabilities                             11,545          9,697

Commitments and Contingencies (Note F)

Stockholders' Deficit:
         Convertible Preferred Stock, Series I & H Par
           value $0.001 per share, 10% cumulative
           dividends, Series I, 3% cumulative dividends
           for Series H 1,550,000  authorized, 1,190,302
           shares and 1,001,200 shares issued and
           outstanding as of June 30, 2005 and December
           31, 2004, respectively. The shares had an
           aggregate liquidation value of $6,381 and
           $3,677 at June 30, 2005 and December 31, 2004,
           respectively.                                              1              1
         Common Stock, par value $0.001 per share,
           300,000,000 shares authorized, 156,382,099 and
           134,346,053 issued and outstanding, at June 30,
           2005 and December 31, 2004, respectively.                157            134
         Additional Paid-in Capital                              68,694         67,376
         Accumulated Deficit                                    (77,560)       (76,576)
                                                             ----------   ------------
                                                                 (8,708)        (9,065)

         Treasury Stock, 3,437,500 shares                          (263)          (263)
                                                             ----------   ------------
                     Total Stockholders' Deficit                 (8,971)        (9,328)
                                                             ----------   ------------
         Total Liabilities and Stockholders' Deficit         $    2,574   $        369
                                                             ==========   ============


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)

                                                                 Three months ended           Six months ended
                                                              June 30,        June 30,      June 30,       June 30,
                                                                2005            2004           2005          2004
                                                             ----------      ----------    ----------      ---------
Contract revenues                                            $    2,733      $      112    $    4,359      $     294
Costs and expenses:
         Cost of sales                                            2,631             255         4,020            507
         Research and development                                     -               1             -              7
         General and administrative                                 401             472           961            918
         Depreciation and amortization                                6              65            12            129
                                                             ----------      ----------    ----------      ---------
                  Total costs and expenses                        3,038             793         4,993          1,561
                                                             ----------      ----------    ----------      ---------
Loss from operations                                               (305)           (681)         (634)        (1,267)

Other expense:
         Interest expense                                          (202)            (97)         (350)          (180)
                                                             ----------      ----------    ----------      ---------
Loss before income taxes                                           (507)           (778)         (984)        (1,447)
         Income taxes                                                --              --            --             --
                                                             ----------      ----------    ----------      ---------
         Net loss                                            $     (507)     $     (778)   $     (984)     $  (1,447)
                                                             ==========      ==========    ==========      =========
         Loss per share - basic and diluted                  $    (0.00)     $    (0.01)   $    (0.01)     $   (0.01)
                                                             ==========      ==========    ==========      =========
Number of weighted average shares outstanding (000's)
          - basic and diluted                                   148,848         127,235       140,416        123,921
                                                             ==========      ==========    ==========      =========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)

                                                                          Six months ended
                                                                      June 30,         June 30,
                                                                        2005            2004
                                                                     -----------     -----------
Cash flows from operating activities:
     Net loss                                                        $     (984)     $    (1,447)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation and amortization                                       12              129
         Amortization of debt discount                                        -               15

         Changes in operating assets and liabilities:
                Accounts receivable, net                                 (2,872)             (26)
                Prepaid assets                                              (15)              (4)
                Checks written in excess of cash                              -              (13)
                Accounts payable                                            640               (6)
                Other liabilities                                         2,408              500
                                                                     -----------     -----------
                  Net cash used in operating activities                    (811)            (852)
                                                                     -----------     -----------

Cash flows from investing activities:
      Purchase of equipment                                                 (72)               -

Cash flows from financing activities:
      Advances from (to) related parties, net                                 -               43
      Increase in (repayment of) line of credit                             116              (47)
      Increase in notes and loans payable                                   684              863
      Proceeds from sale of common stock                                    100                -
      Proceeds from exercised warrants                                         -              14
                                                                     -----------     -----------
                  Net cash provided by financing activities                 900              873
                                                                     -----------     -----------

Increase in cash                                                             17               21

Cash, beginning of period                                                    15                -
                                                                     -----------     -----------
Cash, end of period                                                  $       32      $        21
                                                                     ===========     ===========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2005


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2005, and for the years ended December 31, 2004, 2003, and 2002, Applied incurred losses of $984,000, $2,404,000; $2,957,000; and $5,972,000, respectively. The Company has also experienced net cash outflows from operating activities of ($1,532,000), ($955,000), and ($123,000) for the years ended December 31, 2004, 2003 and 2002, respectively. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately, to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $376,000 and $376,000 at June 30, 2005 and December 31, 2004, respectively. These allowances are included in other accrued liabilities in the accompanying financial statements.

         In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable options and are revalued each quarter to determine the effect on operations, if any. During the three and six months ended June 30, 2005, no expense has been recognized for the variable options as the fair market value of Applied's common stock at June 30, 2005 was lower than the exercise price of the variable options.

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

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant or the date of repricing. No options held by employees were issued or vested during the three and six months ended June 30, 2005 and 2004, therefore, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Note B - Supplemental cash flow information

         During the three and six month periods ended June 30, 2005, 0 and 5,500 shares of Series E Preferred Stock were converted into 0 and 5,832,573 shares of the Company's common stock, respectively. During the three and six month periods ended June 30, 2005, the Company paid no dividends on the Series E Preferred Stock conversions. The Company accrued dividends on Series E Preferred Stock for the three and six-month periods ended June 30, 2005, of $0 and $24,923 respectively, which is included in Other Accrued Liabilities.

         During the three and six month periods ended June 30, 2005, no shares of Series F Preferred Stock were converted into shares of the Company's common stock. The Company accrued dividends on Series F Preferred Stock for the three and six-month periods ended June 30, 2005, of $0 and $36,355, respectively, which is included in Other Accrued Liabilities.

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

         During the three and six month periods ended June 30, 2005, no shares of Series H Preferred Stock were converted into shares of common stock. The company paid no accrued dividends on Series H Preferred Stock. The Company accrued dividends on Series H Preferred Stock for the three and six-month periods ended June 30, 2005, of $6,000 and $12,000, respectively, which is included in Other Accrued Liabilities.

         During the three and six month periods ended June 30, 2005, 5,000 and 5,000 shares of Series I Preferred Stock were converted into 6,203,473 and 6,203,473 shares of the Company's common stock, respectively. During the three and six month periods ended June 30, 2005, the Company paid no dividends on the Series I Preferred Stock conversions. The Company accrued dividends on Series I Preferred Stock for the three and six-month periods ended June 30, 2005, of $84,598 and $84,598 respectively, which is included in Other Accrued Liabilities.

         Of the $1,700, 580 of outstanding dividends accrued on the Series E and F Preferred Stock as of April 12, 2005, including those accrued during the six months ended June 30, 2005, all but $300,000 were forgiven by their holder pursuant to the Shaar Exchange Agreement noted above, and related agreements. The Company recorded the forgiveness of the $1,400,580 accrued dividends as an addition to additional paid-in capital, as the Company had originally reduced additional paid-in capital for the accrual of these dividends. Pursuant to the Shaar Exchange Agreement and related agreements, the $300,000 of accrued dividends that were not forgiven were re-financed into the principal balance on the note payable due Shaar.

Note C - Other Accrued Liabilities

Other accrued liabilities consist of the following:

                                             June 30, 2005    December 31, 2004
                                             -------------    -----------------
                                              (unaudited)         (audited)
Compensation and employee benefits               $  2,102         $  1,876
Dividend payable                                      153            1,696
Accrued interest                                      393              664
Subcontractors                                        674                -
Loss reserve                                          376              376
Exit and forbearance fees on notes payable              -              219
Related parties                                       185              185
Other                                                 249               91
                                             ------------- ----------------
                                                 $  4,132         $  5,107
                                             ============= ================

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


Three Months Ended June 30, 2005
(Dollars in Thousands)

--------------------------------------------------------------------------------
                                                                       Corporate
                                                                       Overhead
                                       Total        ASI      Solution  and Other

Contract revenues                    $   2,733   $   2,664   $     69   $    --

Costs and expenses
     Cost of sales                       2,631       2,578         53        --
     Research and development               --          --         --        --
     General and administrative            401          19         --       382
     Depreciation and amortization           6           6         --        --
                                     ---------   ---------   --------   --------
           Total costs and expenses      3,038       2,603         53       382
                                     ---------   ---------   --------   --------
Income (Loss) from operations             (305)         61         16      (382)

     Interest income                        --          --         --        --
     Interest expense                     (202)         --         --      (202)
     Income taxes                           --          --         --        --
                                     ---------   ---------   --------   --------
Net Income (Loss)                    $    (507)  $      61   $     16   $  (584)
                                     =========   =========   ========   ========

Total assets                         $   2,574   $   2,466   $     86   $    22

Expenditures for long-lived assets   $      22   $      20   $     --   $     2

Six Months Ended June 30, 2005
(Dollars in Thousands)

--------------------------------------------------------------------------------
                                                                       Corporate
                                                                       Overhead
                                       Total        ASI      Solution  and Other

Contract revenues                    $   4,359   $   4,273   $     86   $    --


Costs and expenses
     Cost of sales                       4,020       3,966         54        --
     Research and development               --          --         --        --
     General and administrative            961         190         16       755
     Depreciation and amortization          12          12         --        --
                                     ---------   ---------   --------   --------
           Total costs and expenses      4,993       4,168         70       755
                                     ---------   ---------   --------   --------
Loss from operations                      (634)        105         16      (755)

     Interest income                        --          --         --        --
     Interest expense                     (350)         --         --      (350)
     Income taxes                           --          --         --        --
                                     ---------   ---------   --------   --------
Net Income (Loss)                    $    (984)  $     105   $     16   $(1,105)
                                     =========   =========   ========   ========

Total assets                         $   2,574   $   2,466   $     86   $    22

Expenditures for long-lived assets   $      72   $      70   $     --   $     2

Three Months Ended June 30, 2004
(Dollars in Thousands)
--------------------------------------------------------------------------------
                                                                       Corporate
                                                                       Overhead
                                       Total        ASI      Solution  and Other


Contract revenues                    $     112   $     112   $     --   $    --

Costs and expenses
     Cost of sales                         255         166         89        --
     Research and development                1          --          1        --
     General and administrative            472          19         71       382
     Depreciation and amortization          65          11         54        --
                                     ---------   ---------   --------   --------
           Total costs and expenses        793         196        215       382
                                     ---------   ---------   --------   --------
Loss from operations                      (681)        (84)      (215)     (382)

     Interest income                        --          --         --        --
     Interest expense                      (97)         --         --       (97)
     Income taxes                           --          --         --        --
                                     ---------   ---------   --------   --------
Net loss                             $    (778)  $     (84)  $   (215)  $  (479)
                                     =========   =========   ========   ========

Total assets                         $     168   $     143   $     11   $    14

Expenditures for long-lived assets   $      --   $      --   $     --   $    --

Six Months Ended June 30, 2004
(Dollars in Thousands)
Three Months Ended June 30, 2004
(Dollars in Thousands)
--------------------------------------------------------------------------------
                                                                       Corporate
                                                                       Overhead
                                       Total        ASI      Solution  and Other

Contract revenues                    $     294   $     254   $     40   $    --

Costs and expenses
     Cost of sales                         507         244        263        --
     Research and development                7          --          7        --
     General and administrative            918         121        151       646
     Depreciation and amortization         129          20        109        --
                                     ---------   ---------   --------   --------
           Total costs and expenses      1,561         385        530       646
                                     ---------   ---------   --------   --------
Loss from operations                    (1,267)       (131)      (490)     (646)

     Interest income                        --          --         --        --
     Interest expense                     (180)         --         --      (180)
     Income taxes                           --          --         --        --
                                     ---------   ---------   --------   --------
Net Loss                             $  (1,447)  $    (131)  $   (490)  $  (826)
                                     =========   =========   ===-====   ========

Total assets                         $     168   $     143   $     11   $    14

Expenditures for long-lived assets   $      --   $      --   $     --   $    --

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

         Options and warrants to purchase 122,005,936 and 123,370,308 shares of common stock as of June 30, 2005 and 2004, respectively, were not included in the computation of Diluted EPS. Common stock equivalents from preferred stock convertible into shares of common stock were also not included in the computation of Diluted EPS. The inclusion of the options and warrants and convertible preferred stock would have been anti-dilutive, thereby decreasing net loss per common share.

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Overview

         The Company is engaged in providing a range of engineering and technical services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing the Company's proprietary Solvated Electron Technology ("SET"); and (ii) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste.

         The Company owns technologies related to the separation and destruction of mixed waste, polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs). The Company is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Advanced Sciences, a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the U.S. As some government contracts are funded in one-year increments, there is a possibility for cutbacks as these contracts constitute a major portion of Advanced Sciences' revenues, and such a reduction would materially affect the operations. However, management believes Advanced Sciences' existing client relationships will allow the Company to obtain new contracts in the future.

         The Company has identified two reportable segments in which it operates, based on the guidelines set forth in the Statement of Financial Accounting Standards No. 131. These two segments are as follows: Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; and Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000. Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $818,330 in loans that are currently due or are payable on demand. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

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

         Most of the Company's historical contracts provided for reimbursement of costs plus fixed fees. Direct and indirect contract costs incurred in reimbursement plus cost contracts are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and has established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited the Company's contracts through 1996. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

         Revenues were $2,733,000 and $4,359,000 for the three and six months ended June 30, 2005, respectively, compared to $112,000 and $294,000 for the three and six months ended June 30, 2004, respectively. Such revenues were primarily from the Company's subsidiary ASI.

         In the case of ASI, revenues were $2,664,000 and $4,273,000, respectively, for the three and six months ended June 30, 2005 as compared with $112,000 and $254,000 for the three and six months ended June 30, 2004, respectively. Advanced Sciences has experienced a significant increase in revenue as the result of the September 2004 award of the eDAM contract in Oak Ridge, TN and overall, more work being performed by Advanced Sciences. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Advanced Sciences has three major customers, two of which represent more than 10% of total revenue each. The combined revenue for these three customers was $2,664,000 and $4,273,000, respectively, (100% of total revenues) for the three and six months ended June 30, 2005. Cost of sales was $2,578,000 and $3,966,000, respectively, for the three and six months ended June 30, 2005 compared to $166,000 and $244,000, respectively, for the three and six months ended June 30, 2004. The increase in cost of sales can be attributed to an increase in variable costs caused by the eDAM contract and overall, more work being performed by Advanced Sciences.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $69,000 and $86,000, respectively, for the three and six months ended June 30, 2005 as compared with $0 and $40,000, respectively, for three and six months ended June 30, 2004. Solution had one major customer during the three and six-month periods ended June 30, 2005, which accounted for $69,000 and $86,000, respectively, or 100% of the total revenues for the period. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Cost of sales was $53,000 and $54,000, respectively, for the three and six months ended June 30, 2005 as compared to $89,000 and $263,000, respectively, for the three and six months ended June 30, 2004. The cost of sales, when incurred, is attributable to sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three and six months ended June 30, 2005, the Company incurred research and development costs of $0 and $0, respectively, as compared to $1,000 and $7,000, respectively, for the three and six months ended June 30, 2004. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for continuing operations for the three and six months ended June 30, 2005 were $401,000 and $961,000, respectively, as compared to $472,000 and $918,000, respectively, for the three and six months ended June 30, 2004. This difference is primarily due to the deferred salaries for the executives of the Company for the three and six-month periods ended June 30, 2005, the addition of a full time accounting employee, and fees associated with a marketing consultant for the SET technology.

         In the case of Advanced Sciences, general and administrative costs for the three and six-month periods ended June 30, 2005 were $19,000 and $190,000, respectively, compared to $19,000 and $121,000, respectively, for the three and six months ended June 30, 2004. This increase is primarily due to the additional administrative costs associated with the eDAM contract in Oak Ridge, TN. Solution incurred general and administrative costs of $0 and $16,000, respectively, for the three and six-month periods ended June 30, 2005 as compared to $71,000 and $151,000, respectively, for the three and six-month periods ended June 30, 2004. This decrease was primarily due to the reassignment of a Solution's employee to CASI field work on the eDAM contract in Oak Ridge, TN.

         Interest expense for the three and six months ended June 30, 2005 was $202,000 and $350,000, respectively, as compared to $97,000 and $180,000, respectively, for the three and six month periods ended June 30, 2004. The increase in interest expense of $105,000 and $170,000, respectively, for the three and six month periods ended June 30, 2005 is primarily related to an increase in cash interest costs associated with a higher notes payable balance and a higher line of credit balance compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005 and December 31, 2004 Advanced Sciences had a $116,000 and $17,000 outstanding balance, respectively, on its revolving line of credit.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at June 30, 2005. Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $818,330 in loans that are currently due or are payable on demand as of June 30, 2005. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

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

         For the three and six month periods ended June 30, 2005, the Company incurred a net loss of $507,000 and $984,000, respectively, as compared to a net loss of $778,000 and $1,447,000 for the three-month period ended June 30, 2004, respectively. For the six month period ended June 30, 2004, and for the years ended December 31, 2004, 2003, and 2002, Applied incurred losses of ($984,000), ($2,404,000), ($2,957,000), and ($5,972,000), respectively. The Company has also experienced net cash outflows from operating activities of ($1,532,000), ($955,000), and ($123,000) for the years ended December 31, 2004, 2003 and 2002, respectively.

         During the three and six month periods ended June 30, 2005, the Company converted (i) 0 and 5,500, respectively, shares of Series E Preferred; (ii) 0 shares of Series F Preferred; and (iii) 5,000 and 5,000, respectively, shares of Series I Preferred, for 6,203,473 and 12,036,046, respectively, shares of the Company's common stock for the three and six month periods ended June 30, 2005. For the three and six month periods ended June 30, 2005, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 2,500,000 shares of the Company's common stock at an exercise price of $0.0285. The current principal balance of the Weiss Group Note is $252,397 as of June 30, 2005 and remains unpaid as of August 22, 2005.

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

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 2,500,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and is payable on demand. The current principal balance of the Blum Demand Note is $312,032 as of June 30, 2005 and remains unpaid as of August 22, 2005.

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

         The current principal balance of the New Shaar Note is $4,846,233 as of June 30, 2005 and remains unpaid as of August 22, 2005.

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

         The Company hopes to meet its short-term capital requirements (including its $80,000 monthly cash shortfall) through continued loans from The Shaar Fund, Ltd., although this lender is under no obligation to continue to make advances to the Company. The Company intends to negotiate a forbearance arrangement with other lenders on loans that are currently due. Ultimately, the Company intends to reduce its cash shortfall and intends to meet its long term capital needs through obtaining additional contracts that will generate funds from operations and obtaining additional debt or equity financing as necessary or engaging in merger or sale transactions. There can be no assurance that such sources of funds will be available to the Company or that it will be able to meet its short or long term capital requirements.

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

ITEM 4.  Controls and Procedures
         -----------------------

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of June 30, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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


         (b)  Reports on Form 8-K.

         1. The Company filed a Current Report on Form 8-K, dated May 15, 2005, announcing its March 31, 2005 Quarterly earnings.

         2. The Company filed a Current Report on Form 8-K, dated July 27, 2005, announcing it entered into a stock purchase agreement (the "Agreement") and a warrant agreement (the "Warrant") with a private investor, Dr. Marion Danna (the "Investor") on April 27, 2005. The closing of the transactions contemplated by the Agreement took place on July 10, 2005.

              Under the terms of the Agreement the Investor purchased, for a purchase price of $100,000.00, 10,000,000 shares of the Company's common stock bearing a restrictive legend and a warrant for 4,000,000 shares of the Company's common stock with an exercise price of $0.01, exercisable immediately with a three year life.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: August 22, 2005     COMMODORE APPLIED TECHNOLOGIES, INC.
                                  (Registrant)


                          By /s/ James M. DeAngelis
                             -----------------------
                             James M. DeAngelis - Senior Vice President and Chief Financial Officer (as both a duly authorized officer of the registrant and the principal financial officer of the registrant)