Form 10-Q
period 2005-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2005-11-21
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----             SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2005
                                            OR
 ----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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
                                              ---        ----

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ____ No __X_.

         The number of shares the common stock outstanding at November 21, 2005 was 7,819,185.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I   FINANCIAL INFORMATION................................................1

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
                      September 30, 2005 and December 31, 2004................2

              Condensed Consolidated Statements of Operations -
                      Three and Nine months ended September 30, 2005 and
                      September 30, 2004......................................4

              Condensed Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 2005 and
                      September 30, 2004......................................5

              Notes to Condensed Consolidated Financial Statements............6

Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....24

Item 4.       Controls and Procedures........................................24


PART II  OTHER INFORMATION...................................................26

SIGNATURES ..................................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)




                                                              September 30,      December 31,
                               ASSETS                              2005              2004
                                                              -------------     -------------
                                                               (unaudited)
Current Assets:
         Cash and cash equivalents                            $         173     $          15
         Accounts receivable, net                                     3,176               259
         Prepaid assets and other current receivables                     9                 -
                                                              -------------     -------------
                  Total Current Assets                                3,358               274

Property and Equipment, net                                             167                95
Intangible Assets
         Patents and completed technology, net of
              accumulated amortization of $100 and
              $100 respectively                                           -                 -
                                                              -------------     -------------

                    Total Assets                              $       3,525     $         369
                                                              =============     =============





            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, except per share data)



                                                              September 30,     December 31,
                          LIABILITIES AND                          2005             2004
                       STOCKHOLDERS' DEFICIT                  -------------     -------------
                                                               (unaudited)
Current Liabilities:
         Accounts payable                                     $       1,740     $       1,045
         Related party payable                                          255               253
         Line of credit                                                 317                 -
         Notes payable                                                  261               258
         Derivative liability on conversion feature of
         preferred equity and note payable                            8,607
         Other accrued liabilities                                    4,644             5,107
                                                              -------------     -------------

                  Total Current Liabilities                          15,824             6,663

Long Term Debt                                                        5,436             3,034
                                                              -------------     -------------

                   Total Liabilities                                 21,260             9,697

Commitments and Contingencies

Stockholders' Deficit
         Convertible Preferred Stock, Series I & H
           Par value $0.001 per share,
           10% cumulative dividends, Series I,
           3%  cumulative dividends for Series H
            1,550,000  authorized, 1,190,302 shares and
            1,001,200 shares issued and outstanding as of
            September 30, 2005 and
            December 31, 2004, respectively.
           The shares had an aggregate liquidation
            value of $6,381 and $3,677 at
            September                                                     1                 1
            30, 2005 and December 31, 2004, respectively.
         Common Stock, par value $0.001 per share,
           300,000,000 shares authorized, 7,819,185
           and 6,717,303 issued and outstanding,
            at September 30, 2005 and December 31, 2004,                  8                 7
            respectively.
         Additional Paid-in Capital                                  68,694            67,503
         Accumulated Deficit                                        (86,175)          (76,576)
                                                              -------------     -------------
                                                                    (17,472)           (9,065)
         Treasury Stock, 171,875 shares
                                                                       (263)             (263)
                                                              -------------     -------------
                     Total Stockholders' Deficit                    (17,735)           (9,328)
                                                              -------------     -------------
          Total Liabilities and Stockholders' Deficit         $       3,525     $         369
                                                              =============     =============

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)


                                                                     Three months ended             Nine months ended
                                                                 September       September     September      September
                                                                     30,             30,           30,           30,
                                                                    2005            2004          2005          2004
                                                               ------------     ----------    ----------     -----------
Contract revenues                                              $      3,900     $      155    $    8,259     $       449
Costs and expenses:
         Cost of sales                                                3,160            180         7,180             687
         Research and development                                        --             --            --               7
         General and administrative                                     568            466         1,529           1,393
         Depreciation and amortization                                   21             20            33             149
                                                               ------------     ----------    ----------     -----------
                  Total costs and expenses                            3,749            666         8,742           2,236
                                                               ------------     ----------    ----------     -----------
Income (loss) from operations                                           151           (511)         (483)         (1,787)
                                                               ------------     ----------    ----------     -----------
Other income (expense):
         Interest expense                                              (159)          (115)         (509)           (295)
         Net gain (loss) on embedded derivative liability                44             --        (8,607)             --
                                                               ------------     ----------    ----------     -----------
                  Net other income (expense)                           (115)          (115)       (9,116)           (295)
                                                               ------------     ----------    ----------     -----------
Income (loss) before income taxes                                        36           (626)       (9,599)         (2,082)
         Income taxes                                                    --             --            --              --
                                                               ------------     ----------    ----------     -----------
         Net income  (loss)                                              36           (626)       (9,599)         (2,082)

         Dividends accrued to preferred stockholders                   (104)           (73)         (262)           (223)
                                                               ------------     ----------    ----------     -----------
         Net loss applicable to common shareholders            $        (68)    $     (699)   $   (9,861)    $    (2,305)
                                                               ============     ==========    ==========     ===========
         Loss per share - basic and diluted                    $      (0.01)    $    (0.11)   $    (1.35)    $     (0.37)
                                                               ============     ==========    ==========     ===========
Number of weighted average shares outstanding (000's)
       basic and diluted                                              7,819          6,364         7,290           6,252
                                                               ============     ==========    ==========     ===========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)

                                                                     Nine months ended
                                                              September 30,     September 30,
                                                                   2005             2004
                                                              -------------     -------------
Cash flows from operating activities:
     Net loss                                                 $      (9,599)    $      (2,082)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                   33               149
         Amortization of debt discount                                   --                22
         Loss on embedded derivative liability                        8,607
         Changes in assets and liabilities:
                Accounts receivable, net                             (3,684)              (33)
                Prepaid assets                                           (9)               (4)
                Checks written in excess of cash                         --               (13)
                Accounts payable                                        695               (25)
                Other liabilities                                     2,779                755
                                                              -------------     -------------
                    Net cash used in operating activities            (1,178)           (1,231)

Cash flows from investing activities:
         Purchase of equipment                                         (105)               (1)
         Advances from (to) related parties                              --                42
                                                              -------------     -------------
                    Net cash used in investing activities              (105)               41

Cash flows from financing activities:
      Increase in (repayment of) line of credit                         317               (57)
      Increase in notes and loans payable                             1,024             1,294
      Proceeds from sale of common stock                                100                --
      Proceeds from exercised warrants                                   --                14
                                                              -------------     -------------
                    Net cash provided by financing activities         1,441             1,251


Increase (decrease) in cash                                             158                61
Cash, beginning of period                                                15                --
                                                              -------------     -------------
Cash, end of period                                           $         173     $          61
                                                              =============     =============

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                               September 30, 2005


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

         On August 29, 2005, at the close of business, the Company effectuated the previously approved reverse stock split with the established a ratio of 1-for 20. Applied common stock began trading on a reverse-split basis on August 30, 2005. As a result of the reverse stock split, every 20 shares of Applied common stock were combined into one share of Applied common stock. As a result of the reverse stock split, the issued and outstanding shares of Applied common stock were reduced from approximately 156 million shares to approximately 7.8 million shares. The number of authorized shares is not reduced.

         The reverse stock split affected all shares of common stock, preferred stock, stock options and warrants of Applied outstanding as of immediately prior to the effective time of the reverse stock split. Fractional shares of common stock of the Company were not issued as a result of the reverse stock split, but instead, holders of pre-split shares of common stock who otherwise would have been entitled to receive a fractional share as a result of the reverse split received one whole share. Shares of Applied common stock trade on the Nasdaq Over the Counter Bulletin Board Market under the symbol CXIA.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2005, and for the years ended December 31, 2004, 2003, and 2002, Applied incurred losses of $9,599,000, $2,404,000; $2,957,000; and $5,972,000, respectively. The Company has also experienced net cash inflows (outflows) from operating activities of ($1,532,000), ($955,000), and ($123,000) for the years ended December 31, 2004,
2003 and 2002 respectively. The condensed consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $376,000 and $376,000 at September 30, 2005 and December 31, 2004, respectively. These allowances are included in other accrued liabilities in the accompanying financial statements.

         In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable options and will be revalued each quarter to determine the effect on operations, if any. During the three and nine months ended September 30, 2005, no expense has been recognized for the variable options as the fair market value of Applied's common stock at September 30, 2005 was lower than the exercise price of the variable options.

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

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant or the date of repricing. No options held by employees were issued or vested during the three and nine month periods ended September 30, 2005 and 2004, therefore, there would be no effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Note B - Supplemental Cash Flow Information

         During the three and nine month periods ended September 30, 2005, 0 and 5,500 shares of Series E Preferred Stock were converted into 0 and 291,629 shares of the Company's common stock, respectively. During the three and nine month periods ended September 30, 2005, the Company accrued all dividends payable on the Series E Preferred Stock. The Company accrued dividends on the Preferred Stock Series E for the three and nine month periods ended September 30, 2005, of $0 and $24,923 respectively, which is included in Other Accrued Liabilities.

         During the three and nine month periods ended September 30, 2005, no shares of Preferred Stock Series F were converted into shares of the Company's common stock. The Company accrued dividends on the Preferred Stock Series F for the three and nine month periods ended September 30, 2005, of $0 and $36,355, respectively, which is included in Other Accrued Liabilities.

         During the three and nine month periods ended September 30, 2005, no shares of Preferred Stock Series H were converted into shares of common stock. The company paid no accrued dividends on Preferred Stock Series H. The Company accrued dividends on Preferred Stock Series H for the three and nine month periods ended September 30, 2005, of $6,000 and $18,000, respectively, which is included in Other Accrued Liabilities.

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

         During the three and nine month periods ended September 30, 2005, 0 and 5,000 shares of Series I Preferred Stock were converted into 0 and 310,174 shares of the Company's common stock, respectively. During the three and nine month periods ended September 30, 2005, the Company paid no dividends on the Series I Preferred Stock. The Company accrued dividends on Preferred Stock Series I for the three and nine month periods ended September 30, 2005, of
$97,575  and  $182,174   respectively,   which  is  included  in  Other  Accrued
Liabilities.

Note C - Other Accrued Liabilities

Other accrued liabilities consist of the following:

                                                 September 30,     December 31,
                                                       2005            2004
                                                 -------------    -------------
                                                   (unaudited)
Compensation and employee benefits                    $  2,114       $  1,876
Subcontractors                                           1,071              -
Accrued interest                                           550            664
Loss reserve                                               376            376
Dividend payable                                           257          1,696
Related parties                                            185            185
Other                                                       91             91
Exit and forbearance fees on notes payable                   -            219
                                                --------------- --------------
                                                      $  4,644       $  5,107
                                                =============== ==============

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

Three Months Ended September 30, 2005
(Dollars in Thousands)

------------------------------------------------------------------------------------------------
                                                                                       Corporate
                                                         Advanced                      Overhead
                                            Total        Sciences       Solution       and Other

Contract revenues                         $   3,900     $     3,900    $      --     $        --

Costs and expenses
     Cost of sales                            3,160           3,160           --              --
     Research and development                    --              --           --              --
     General and administrative                 568             305           --             263
     Depreciation and amortization               21              21           --              --
                                          ---------     -----------    ---------     -----------
              Total costs and expenses        3,749           3,486            0             263
                                          ---------     -----------    ---------     -----------
Income (loss) from operations                   151             414            0            (263)
     Interest expense                          (159)             (5)          --            (154)
     Net gain (loss) on embedded
     derivative                                  44              --           --              44
                                          ---------     -----------    ---------     -----------
Loss before income taxes                         36             409            0            (373)

     Income taxes                                --              --           --              --
                                          ---------     -----------    ---------     -----------
Net income (loss)                         $      36     $       409    $       0     $      (373)
                                          =========     ===========    =========     ===========

Total assets                              $   3,525     $     3,433    $      86     $         6


Expenditures for long-lived assets        $      33     $        31    $      --     $         2



Nine Months Ended September 30, 2005
(Dollars in Thousands)

------------------------------------------------------------------------------------------------
                                                                                       Corporate
                                                         Advanced                      Overhead
                                            Total        Sciences       Solution       and Other

Contract revenues                         $   8,259     $     8,173    $      86     $        --

Costs and expenses
     Cost of sales                            7,180           7,126           54              --
     Research and development                    --              --           --              --
     General and administrative               1,529             495           16           1,018
     Depreciation and amortization               33              33           --              --
                                          ---------     -----------    ---------     -----------
              Total costs and expenses        8,742           7,654           70           1,018
                                          ---------     -----------    ---------     -----------
Income (loss) from operations                  (483)            519           16          (1,018)

     Interest expense                          (509)             (5)          --            (504)

    Net gain (loss) on embedded
       derivative                            (8,607)             --           --          (8,607)
                                          ---------     -----------    ---------     -----------
Income (loss) before income taxes            (9,599)            514           16         (10,129)

     Income taxes                                --              --           --              --
                                          ---------     -----------    ---------     -----------

Net income (loss)                         $  (9,599)    $       514    $      16     $   (10,129)
                                          =========     ===========    =========     ===========

Total assets                              $   3,525     $     3,433    $      86     $         6

Expenditures for long-lived assets        $     105     $       101    $      --     $         4


Three Months Ended September 30, 2004
(Dollars in Thousands)


------------------------------------------------------------------------------------------------
                                                                                       Corporate
                                                         Advanced                      Overhead
                                            Total        Sciences       Solution       and Other

Contract revenues                         $     155     $       155    $      --     $        --

Costs and expenses
     Cost of sales                              180             122           58              --
     Research and development                    --              --           --              --
     General and administrative                 466             156           19             291
     Depreciation and amortization               20              --           20              --
                                          ---------     -----------    ---------     -----------
              Total costs and expenses          666             278           97             291
                                          ---------     -----------    ---------     -----------
Income (loss) from operations                  (511)           (123)         (97)           (291)

     Interest income                             --              --           --              --
     Interest expense                          (115)             --           --            (115)
                                          ---------     -----------    ---------     -----------
Loss before income taxes                       (626)           (123)         (97)           (406)

     Income taxes                                --              --           --              --
                                          ---------     -----------    ---------     -----------
Net income (loss)                         $    (626)    $      (123)   $     (97)    $      (406)
                                          =========     ===========    =========     ===========

Total assets                              $     196     $       196    $      --     $        --

Expenditures for long-lived assets        $       1     $         1    $      --     $        --


Nine Months Ended September 30, 2004
(Dollars in Thousands)

------------------------------------------------------------------------------------------------
                                                                                       Corporate
                                                         Advanced                      Overhead
                                            Total        Sciences       Solution       and Other

Contract revenues                         $     449     $       409    $      40     $        --

Costs and expenses
     Cost of sales                              687             366          321              --
     Research and development                     7              --            7              --
     General and administrative               1,393             279          168             946
     Depreciation and amortization              149              20          129              --
                                          ---------     -----------    ---------     -----------
              Total costs and expenses        2,236             665          625             946
                                          ---------     -----------    ---------     -----------
Income (loss) from operations                (1,787)           (256)        (585)           (946)

     Interest income                             --              --           --              --
     Interest expense                          (295)             --           --            (295)
                                          ---------     -----------    ---------     -----------
Loss before income taxes                     (2,082)           (256)        (585)         (1,241)

     Income taxes                                --              --           --              --
                                          ---------     -----------    ---------     -----------

Net Income (loss)                         $  (2,082)    $      (256)   $    (585)    $    (1,241)
                                          =========     ===========    =========     ===========

Total assets                              $     196     $       196    $      --     $        --

Expenditures for long-lived assets        $       1     $         1    $      --     $        --


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

         Options and warrants to purchase 6,029,463 and 5,900,297 shares of common stock and preferred stock convertible into shares of common stock as of September 30, 2005 and 2004, respectively, were not included in the computation of Diluted EPS. Common stock equivalents from preferred stock convertible into shares of common stock were also not included in the computation of Diluted EPS. The inclusion of the options, warrants and convertible preferred stock would have been anti-dilutive, thereby decreasing net loss per common share.

Note F - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

Note G  - Derivative Liability Expense

         On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to EITF 00-19. Applied recorded a gain of $44,000 and a loss of ($8,607,000) of non-cash income (expense) for the three and nine month periods ended September 30, 2005, respectively. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated as of the reporting date using the Black-Scholes options pricing model.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

         On August 29, 2005, at the close of business, the Company effectuated the previously approved reverse stock split with the established a ratio of 1-for 20. Applied common stock began trading on a reverse-split basis on August 30, 2005. As a result of the reverse stock split, every 20 shares of Applied common stock was combined into one share of Applied common stock. As a result of the reverse stock split, the issued and outstanding shares of Applied common stock was reduced from approximately 156 million shares to approximately 7.8 million shares. The number of authorized shares is not reduced.

         The reverse stock split affected all shares of common stock, stock options and warrants of Applied outstanding as of immediately prior to the effective time of the reverse stock split. Fractional shares of common stock of the Company were not issued as a result of the reverse stock split, but instead, holders of pre-split shares of common stock who otherwise would have been entitled to receive a fractional share as a result of the reverse split received one whole share. Shares of Applied common stock trade on the Nasdaq Over the Counter Bulletin Board Market under the symbol CXIA.

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

Valuation of  Stock, Options and Embedded Derivatives

         We value and account for the issuance of equity instruments, embedded or otherwise, to non-employees to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable. The fair value of stock issued for goods or services is determined based on the quoted market price on the date the commitment to issue the stock has occurred. The fair value of stock options, warrants granted to non-employees for goods or services is calculated on the date of grant using the Black-Scholes options pricing model. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated as of the reporting date using the Black-Scholes options pricing model.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

         Revenues from continuing operations were $3,900,000 and $8,259,000 for the three and nine months ended September 30, 2005 compared to $155,000 and $449,000 for the three and nine months ended September 30, 2004. Such revenues were primarily from the Company's subsidiary Advanced Sciences.

         In the case of Advanced Sciences, revenues were $3,900,000 and $8,173,000 respectively for the three and nine months ended September 30, 2005 as compared with $155,000 and $409,000 for the three and nine months ended September 30, 2004. Advanced Sciences has experienced a significant increase in revenue as the result of the September 2004 award of the eDAM contract in Oak Ridge, TN and overall, more work being performed by Advanced Sciences. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, some of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Advanced Sciences has three major customers, two of which represent more than 10% of total revenue each. The combined revenue for these three customers was $3,900,000 and $8,173,000 respectively (100% of total revenues) for the three and nine months ended September 30, 2005. Cost of sales was $3,160,000 and $7,126,000 respectively for the three and nine months ended September 30, 2005 compared to $122,000 and $366,000 respectively for the three and nine months ended September 30, 2004. The increase in cost of sales can be attributed to an increase in variable costs caused by the eDAM contract and overall, more work being performed by Advanced Sciences.

         In the case of Solution, revenues were $0 and $86,000 respectively for the three and nine months ended September 30, 2005 as compared with $0 and
$40,000 respectively for three and nine months ended September 30, 2004. Solution had one major customer during the three and nine month periods ended September 30, 2005 which accounted for $0 and $86,000, respectively, or 100% of the total revenues for the period. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Cost of sales was $0 and $54,000 respectively for the three and nine months ended September 30, 2005 as compared to $58,000 and $321,000 respectively for the three and nine months ended

September 30, 2004. The cost of sales, when incurred, is attributable to installation, set-up, supplies and salary expenses for the SET technology. The cost of sales also includes other direct sales and proposal expenses when incurred. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three and nine months ended September 30, 2005, the Company incurred research and development costs of $0 and $0 respectively as compared to $0 and $7,000 respectively for the three and nine months ended September 30, 2004. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease in research and development expense is due to the continued commercialization focus of the Company.

         General and administrative expenses for continuing operations for the three and nine months ended September 30, 2005 were $568,000 and $1,529,000 respectively as compared to $466,000 and $1,393,000 respectively for the three and nine months ended September 30, 2004. This difference is primarily due to the deferred salaries for the executives of the Company for the three and nine month periods ended September 30, 2005, the addition of a full time accounting employee, and fees associated with a marketing consultant for the SET technology.

         In the case of Advanced Sciences, general and administrative costs for the three and nine month periods ended September 30, 2005 were $305,000 and $495,000, respectively, compared to $156,000 and $279,000 respectively for the three and nine month periods ended September 30, 2004. This increase is primarily due to the additional administrative costs associated with the eDAM contract in Oak Ridge, TN. Solution incurred general and administrative costs of $0 and $16,000, respectively, for the three and nine month periods ended
September 30, 2005 as compared to $19,000 and $168,000 respectively for the three and nine month periods ended September 30, 2004. This decrease was primarily due to the reassignment of a Solution's employee to CASI field work on the eDAM contract in Oak Ridge, TN.

         Interest expense for continuing operations for the three and nine months ended September 30, 2005 was $159,000 and $509,000, respectively as compared to $115,000 and $295,000, respectively for the three and nine months ended September 30, 2004. The increase in interest expense of $44,000 and $214,000, respectively, is primarily related to an increase in cash interest costs associated with a higher notes payable balance and a higher line of credit balance compared to the prior year.

         On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to EITF 00-19. Applied recorded a gain of $44,000 and a loss of ($8,607,000) of non-cash income (expense) for the three and nine month periods ended September 30, 2005, respectively. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated as of the reporting date using the Black-Scholes options pricing model.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005 and December 31, 2004 Advanced Sciences had a $317,000 and $0 outstanding balance, respectively, on its revolving line of credit.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at September 30, 2005. Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the current principal balance in loans that are currently due or are payable on demand that the Company owes is $818,330 as of September 30, 2005 and remain unpaid as of November 14, 2005. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

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

         For the three and nine month periods ended September 30, 2005, the Company incurred net income (loss) of $36,000 and ($9,599,000) as compared to a net loss of ($626,000) and ($2,082,000) for the three and nine month periods ended September 30, 2004. For the nine month period ended September 30, 2005, and for the years ended December 31, 2004, 2003, and 2002, Applied incurred losses of ($992,000), ($2,404,000), ($2,957,000), and ($5,972,000) respectively.
The Company has also experienced net cash inflows (outflows) from operating activities of ($1,532,000), ($955,000), and ($123,000) for the years ended
December 31, 2004, 2003 and 2002 respectively.

         During the three and nine month periods ended September 30, 2005, the Company converted (i) 0 and 5,500, respectively, shares of Series E Preferred;
(ii) 0 shares of Series F Preferred; and (iii) 0 and 5,000, respectively, shares of Series I Preferred, for 0 and 601,803, respectively, shares of the Company's common stock for the three and nine month periods ended September 30, 2005. For the three and nine month periods ended September 30, 2005, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 125,000 shares of the Company's common stock at an exercise price of $0.57. The current principal balance of the Weiss Group Note is $252,397 as of September 30, 2005 and remains unpaid as of November 21, 2005.

         Effective February 14, 2004, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 75,000 shares at an exercise price of $1.00 per share of the Company's common stock in connection with the Weiss Group Note.

         Effective February 15, 2004, the Company issued warrants to purchase 125,000 shares of its common stock at an exercise price of $0.57 per share to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from May 31, 2002 to January 15, 2005. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         On May 23, 2001, a private investor purchased $250,000 of the Company's common stock at the market price. The Company issued the private investor 98,654 shares of common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 2-year warrant for 25,000 shares of the Company's common stock at an exercise price of $4.40 per share. The Company re-priced this warrant in November 2003 to $0.57 and extended the expiration date of this warrant to November 21, 2005. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. The private investor exercised this warrant on April 7, 2004 and received 25,000 shares of the Company's common stock.

         On June 13, 2001, the Company issued and sold to Milford Capital Management, Inc. and the Shaar Fund, Ltd. (hereinafter known as "Milford/Shaar") one-year, 15% Senior Secured Promissory Notes (the "Milford/Shaar Bridge Loan Notes") in the aggregate principal amount of $1,000,000. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar a five-year warrant for 16,667 shares of the Company's common stock at an exercise price of $4.40 per share. The Company pledged its equipment and SET related intellectual property as collateral for the Milford/Shaar Bridge Loan Notes.

         The Company made all payments on the Milford/Shaar Bridge Loan Notes until November 13, 2001. The Company asked for and received a forbearance of payments on the Milford/Shaar Bridge Loan Notes from November 13, 2001 until December 31, 2005. In connection with the Milford/Shaar Bridge Loan Notes, the Company issued to Milford/Shaar in February 2004, a five-year warrant for 12,500 shares of the Company's common stock at an exercise price of $0.60 per share. The Shaar Fund, Ltd., through the Shaar Bridge Loan, continues to provide cash installments on a periodic basis in the form of additional principal. The Milford/Shaar Bridge Loan Notes were restructured into the New Shaar Convertible Note as of April 11, 2005. Prior to the New Shaar Convertible Note, the current principal balance of the Milford/Shaar Bridge Loan Notes was $3,033,741 as of March 31, 2005. Additionally, as of December 31, 2004, there was $119,073 in accumulated forbearance fees and $100,000 due in exit fees on the Milford/Shaar Bridge Loan Notes.

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 125,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and is payable on demand. The current principal balance of the Blum Demand Note is $312,032 as of September 30, 2005 and remains unpaid as of November 21, 2005.

         On November 19, 2003, the Company issued a warrant to purchase 1,367,790 shares of its common stock at an exercise price of $0.57 per share (the closing price of our common stock on the OTCBB on such date) to the Blum Asset Trust, a company controlled by Bentley Blum, a Director of the Company, in consideration for the loans made to the Company and the usage of office space and personnel of the Blum Asset Trust over the last five years. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         On April 12, 2005, the Company authorized the issuance of 550,000 shares of Series I Convertible Preferred Stock ("Series I Preferred"), par value $0.001 per share, each such share of Series I Preferred having a stated value of $10.00 per share.

         The Series I Preferred shall have the following rights, privileges, and limitations:

         a)   The conversion feature shall be exercisable immediately.
         b) The conversion price of the Series I Preferred shall be determined by the average closing price of Company's common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.57 per share.
         c) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.
         d) The Series I Preferred shall have a non-cumulative annual dividend of 10%, payable in cash or shares of the Company's common stock at the Company's election.
         e) Dividend will be paid quarterly commencing May 15, 2005, to the Holders of record of shares of the Series I Preferred Stock. Dividends until February 14, 2006 shall accrue but shall not be payable until February 15, 2006.
         f) The Company will reserve 3,750,000 shares of its common stock for the conversion of the Series I Preferred.

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

         The New Shaar Convertible Note shall have the following rights, privileges, and limitations:

         a) The New Shaar Convertible Note bears an interest rate of 10% per annum, which is payable in cash or shares of the Company's common stock at the Company's election.
         b) Interest shall accrue on the principal amount for a one year period ("Deferral Period"). On March 22, 2006, the Company will make a single lump sum payment to the holder in an amount equal to all interest that accrued during the Deferral Period
         c) Beginning April 15, 2006, and monthly thereafter on the 15th day of each month until March 22, 2009 ("Maturity Date"), the Company shall pay to Shaar all accrued and unpaid interest ("Interest Payments")on the principal balance of the note accruing during the prior month.
         d) On the Maturity Date, the Company shall make a single lump sum payment to Shaar equal to the outstanding principal balance of the New Shaar Convertible Note ("Principal Balance"), together with all accrued and unpaid interest.
         e) At the option of Shaar, the outstanding Principal Balance may be converted, either in whole or in part, into shares of the Company's common stock.
         f) The conversion price of the payment of the Principal Balance, the Deferral Period, and the Interest Payments shall be determined by the average closing price of Company's common stock in the 10 trading days preceding the conversion date,, but in no event shall the conversion price be more than $0.57 per share ("Conversion Price").
         g) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.
         h) The New Shaar Convertible Note may not be prepaid by the Company prior to the Maturity Date.

         On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to EITF 00-19. Applied recorded a gain of $44,000 and a loss of ($8,607,000) of non-cash income (expense) for the three and nine month periods ended September 30, 2005, respectively.

         The current principal balance of the New Shaar Note is $5,146,233 as of September 30, 2005 and remains unpaid as of November 21, 2005.

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

         On April 27, 2005, a private investor purchased $100,000 of the Company's unregistered common stock at the market price. The Company issued the private investor 500,000 shares of unregistered common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 3-year warrant for 200,000 shares of the Company's common stock at an exercise price of $0.20 per share. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         On August 29, 2005, at the close of business, the Company effectuated the previously approved reverse stock split with the established a ratio of 1-for 20. Applied common stock began trading on a reverse-split basis on August 30, 2005. As a result of the reverse stock split, every 20 shares of Applied common stock was combined into one share of Applied common stock. As a result of the reverse stock split, the issued and outstanding shares of Applied common stock will be reduced from approximately 156 million shares to approximately 7.8 million shares. The number of authorized shares will not be reduced.

         The reverse stock split affected all shares of common stock, stock options and warrants of Applied outstanding as of immediately prior to the effective time of the reverse stock split. Fractional shares of common stock of the Company were not issued as a result of the reverse stock split, but instead, holders of pre-split shares of common stock who otherwise would have been entitled to receive a fractional share as a result of the reverse split received one whole share. Shares of Applied common stock trade on the Nasdaq Over the Counter Bulletin Board Market under the symbol CXIA.

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

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards (the "NOLs") of approximately $36,487,000 as of December 31, 2004, which expire in the years 2010 through 2024. The amount of NOLs that can be used in any one year will be limited by the applicable tax laws that are in effect at the time such NOLs can be utilized. The unused NOLs balances may be accumulated and used in subsequent years. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the NOLs.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

ITEM 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures

         We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

         We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, solely for the reason below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act. This evaluation identified a material weakness in our disclosure controls and procedures with respect to analyzing debt and equity instruments to identify potential embedded derivatives and any required accounting entries and disclosures pertaining to embedded derivatives. Management is taking steps to implement appropriate corrective action in this regard.

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

(b)            Reports on Form 8-K.

         1. The Company filed a Current Report on Form 8-K, dated August 23, 2005, announcing its June 30, 2005 Quarterly earnings.

              The Company also announced that the ongoing months of execution of the EDAM contract at Oak Ridge, TN by its wholly owned subsidiary Commodore Advanced Sciences, Inc. (CASI) have been successful, and that the Company plans to market these services at other DOE sites.

         2. The Company filed a Current Report on Form 8-K, dated August 31, 2005, announcing that the previously approved reverse stock split with the established a ratio of 1-for 20 became effective at the close of business on August 29, 2005. Applied common stock will begin trading on a reverse-split basis on August 30, 2005. As a result of the reverse stock split, every 20 shares of Applied common stock will be combined into one share of Applied common stock. As a result of the reverse stock split, the issued and outstanding shares of Applied common stock will be reduced from approximately 156 million shares to approximately 7.8 million shares. The number of authorized shares will not be reduced.

              The reverse stock split affects all shares of common stock, stock options and warrants of Applied outstanding as of immediately prior to the effective time of the reverse stock split. Fractional shares of common stock of the Company will not be issued as a result of the reverse stock split, but instead, holders of pre-split shares of common stock who otherwise would have been entitled to receive a fractional share as a result of the reverse split will receive one whole share. Shares of Applied common stock will trade on the Nasdaq Over the Counter Bulletin Board Market under the symbol CXIA after the reverse split goes into effect on August 30, 2005.

              The Company also announced that Bechtel Jacobs has recently doubled its two year [2005 & 2006] valuation of the EDAM contract with Commodore/SAIC, from about $7 Million to about $14 million. The contract calls for a duration of two years with an option to extend another two years.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: November 21, 2005        COMMODORE APPLIED TECHNOLOGIES, INC.
                                       (Registrant)


                                By  /s/ James M. DeAngelis
                                --------------------------
                                    James M. DeAngelis - Senior Vice President
                                    and Chief Financial Officer (as both a duly
                                    authorized officer of the registrant and the
                                    principal financial officer of the
                                    registrant)