Form 10-Q/A
period 2005-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2005-11-22
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A



 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005
                                       OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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
                                             -----        ----

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ____ No __X_.


         The number of shares the common stock outstanding at November 21, 2005 was 7,819,185.

                                Explanatory Note



         The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A is to restate the Company's consolidated condensed financial statements for the three and six months ended June 30, 2005 (the "Financial Statements") and to modify the related disclosures. Please see Note B and H to the Financial Statements included in the amended Form 10-Q.

         The restatement arose from the Company's determination that it had not accounted for the embedded conversion option of the Convertible Secured Note and the Series I Convertible Preferred Stock entered into on April 12, 2005 as embedded derivatives. The Company has determined that the fair value of the embedded derivatives should be recorded as a liability, with any changes in the fair value of the embedded derivatives between reporting dates as a derivative loss or gain, as appropriate. The Company has also shown the effects of the reverse stock split effective August 29, 2005, and has also shown separately the effect of dividends accrued to preferred stockholders on loss per share.
Subsequent to the reverse stock split, the effect of dividends accrued to preferred stockholders affected loss per share, due to the reduced number of common shares outstanding.

         This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q, except as required to reflect the effects of the restatement as described in Note B and H to the Financial Statements included in the amended Form 10-Q/A. Additionally, this amended Form 10-Q/A, except for the restatement information and the effects of the reverse stock split, speaks as of the filing date of the original Form 10-Q and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-Q/A and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                   FORM 10-Q/A

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION.................................................1

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
                      June 30, 2005 and December 31, 2004......................1

              Condensed Consolidated Statements of Operations -
                      Three and Six months ended June 30, 2005 and
                      June 30, 2004............................................3

              Condensed Consolidated Statements of Cash Flows -
                      Six months ended June 30, 2005 and
                      June 30, 2004............................................4

              Notes to Condensed Consolidated Financial Statements.............5

Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......24

Item 4.       Controls and Procedures.........................................24

PART II  OTHER INFORMATION....................................................25

SIGNATURES....................................................................27

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)
                                   (unaudited)

                                                               June 30,       December 31,
                               ASSETS                            2005             2004
                                                            -------------    -------------
                                                              (restated)
Current Assets:
         Cash and cash equivalents                          $          32    $          15
         Accounts receivable, net                                   2,364              259
         Prepaid assets and other current receivables                  15                -
                                                            -------------    -------------
                  Total Current Assets                              2,411              274

Property and Equipment, net                                           163               95
                                                            -------------    -------------

                    Total Assets                            $       2,574    $         369
                                                            =============    =============



            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)
                                   (unaudited)


                                                             June 30,         December 31,
                          LIABILITIES AND                      2005               2004
                       STOCKHOLDERS' DEFICIT                -------------    -------------
                                                             (restated)
Current Liabilities:
         Accounts payable                                   $       1,685    $       1,045
         Related party payable                                        255              253
         Line of credit                                               116                -
         Notes payable                                                261              258
         Embedded derivative liability                              8,651                0
         Other accrued liabilities                                  4,132            5,107
                                                            -------------    -------------

                  Total Current Liabilities                        15,100            6,663

Long Term Debt                                                      5,096            3,034
                                                            -------------    -------------

                   Total Liabilities                               20,196            9,697

Commitments and Contingencies                                          --               --

Stockholders' Deficit
         Convertible Preferred Stock, Series I & H
           Par value $0.001 per share,
           10% cumulative dividends, Series I,
           3%  cumulative dividends for Series H
            1,550,000  authorized, 1,190,302 shares
            and 1,001,200 shares issued and
           outstanding as of June 30, 2005
           and December 31, 2004, respectively.
           The shares had an aggregate liquidation
           value of $6,381 and $3,677 at June 30, 2005
           and December 31, 2004, respectively.                         1                1
         Common Stock, par value $0.001 per share,
           300,000,000 shares authorized, 7,819,185
           and 6,717,303 issued and outstanding,
           at June 30, 2005 and December 31, 2004,
           respectively.                                                8                7
         Additional Paid-in Capital                                68,843           67,503
         Accumulated Deficit                                      (86,211)         (76,576)
                                                            -------------    -------------
                                                                  (17,359)          (9,065)
         Treasury Stock, 171,875 shares                              (263)            (263)
                                                            -------------    -------------
                     Total Stockholders' Deficit                  (17,622)          (9,328)
                                                            -------------    -------------
         Total Liabilities and Stockholders' Deficit        $       2,574    $         369
                                                            =============    =============

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited - Dollars in Thousands, except per share data)


                                                            Three months ended             Six months ended
                                                         June 30,        June 30,      June 30,        June 30,
                                                          2005            2004           2005            2004
                                                       -----------      ----------    ---------       ----------
                                                        (restated)                    (restated)
Contract revenues                                      $     2,733      $      112    $   4,359       $      294
Costs and expenses:
         Cost of sales                                       2,631             255        4,020              507
         Research and development                                -               1            -                7
         General and administrative                            401             472          961              918
         Depreciation and amortization                           6              65           12              129
                                                       -----------      ----------    ---------       ----------
                  Total costs and expenses                   3,038             793        4,993            1,561
                                                       -----------      ----------    ---------       ----------

Loss from operations                                          (305)           (681)        (634)          (1,267)
                                                       -----------      ----------    ---------       ----------
Other expense:
         Interest expense                                     (202)            (97)        (350)            (180)
         Net loss on embedded derivative liability          (8,651)             --       (8,651)              --
                                                       -----------      ----------    ---------       ----------
                  Net other expense                         (8,853)            (97)      (9,001)            (180)
                                                       -----------      ----------    ---------       ----------
Loss before income taxes                                    (9,158)           (778)      (9,635)          (1,447)
         Income taxes                                           --              --           --               --
                                                       -----------      ----------    ---------       ----------
         Net loss                                      $    (9,158)     $     (778)   $  (9,635)      $   (1,447)
                                                       ===========      ==========    =========       ==========

         Dividends accrued to preferred stockholders            91              73          158              150

         Net loss applicable to common shareholders         (9,249)           (851)      (9,793)          (1,597)
                                                       ===========      ==========    =========       ==========
Loss per share - basic and diluted                     $     (1.24)     $    (0.13)   $   (1.39)      $    (0.26)
                                                       ===========      ==========    =========       ==========
Number of weighted average shares outstanding (000's)
    basic and diluted                                        7,442           6,362        7,021            6,196
                                                       ===========      ==========    =========       ==========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)

                                                                          Six months ended
                                                                   June 30,           June 30,
                                                                     2005              2004
                                                                  -------------    ------------
                                                                  (restated)
Cash flows from operating activities:
     Net loss                                                     $      (9,635)   $     (1,447)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                       12             129
         Amortization of debt discount                                        -              15
         Loss on embedded derivative liability                             8,651              -
         Changes in assets and liabilities:
                Accounts receivable, net                                 (2,872)            (26)
                Prepaid assets                                              (15)             (4)
                Checks written in excess of cash                              -             (13)
                Accounts payable                                            640              (6)
                Other liabilities                                         2,408             500
                                                                  -------------    ------------
                  Net cash used in operating activities                    (811)           (852)

Cash flows from investing activities:
      Purchase of equipment                                                 (72)              -
                                                                  -------------    ------------
                  Net cash used in investing activities                     (72)              0

Cash flows from financing activities:
      Advances from (to) related parties, net                                 -              43
      Increase in (repayment of) line of credit                             116             (47)
      Increase in notes and loans payable                                   684             863
      Proceeds from sale of common stock                                    100               -
      Proceeds from exercised warrants                                        -              14
                                                                  -------------    ------------
                  Net cash provided by financing activities                 900             873

Increase (decrease) in cash                                                  17              21

Cash, beginning of period                                                    15               -
                                                                  -------------    ------------
Cash, end of period                                               $          32    $         21
                                                                  =============    ============


             See notes to condensed considated financial statements.

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

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2005, and for the years ended December 31, 2004, 2003, and 2002, Applied incurred losses of $9,635,000, $2,404,000; $2,957,000; and $5,972,000, respectively. The Company has also experienced net cash inflows (outflows) from operating activities of ($1,532,000), ($955,000), and ($123,000) for the years ended December 31, 2004,
2003 and 2002 respectively. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

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

         B - Restatement of financial statements

         The Company's previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2005, have been restated to record the accounting of the embedded conversion option of the Convertible Secured Note and the Series I Convertible Preferred Stock, entered into on April 11, 2005, as embedded derivatives with an increase to current liabilities. As a result of this restatement the Company recorded $8,651 of additional current liability related to the fair value of the embedded derivatives for the conversion features of the note and the preferred stock, and an additional expense of $8,651 recorded as loss for the derivative valuation for the three and six months ended June 30, 2005.

         The  following   table   summarizes  the  effect  of  the   restatement
reclassification adjustments on the financial statements as of and for the three and six months ended June 30, 2005 (in thousands).


                                                       Three Months Ended            Six Months Ended
                                                 ------------------------------------------------------------
                                                  June 30,       June 30,         June 30,         June 30,
                                                    2005           2005             2005             2005
                                                 (Restated)     (Previously      (Restated)      (Previously
                                                                 Reported)                        Reported)
                                                 -------------------------------------------------------------
Contract revenues                                $     2,733      $   2,733       $   4,359       $   4,359
Total costs and expenses                               3,038          3,038           4,993           4,993

LOSS FROM OPERATIONS                                    (305)          (305)           (634)           (634)

Other expense:
  Interest expense                                      (202)          (202)           (350)           (350)
  Net loss on embedded derivative liability           (8,651)            --          (8,651)             --
                                                 ------------ -------------- --------------- ---------------
NET LOSS                                         $   (9,158)      $    (507)      $  (9,653)       $   (984)


                                                                     Six Months Ended
                                                                        June 30, 2005
                                                               (Restated)        (Previously
                                                                                  Reported)
                                                              ------------ ------------------
                  Total current liabilities                    $   15,100         $   6,702
                  Total liabilities                                20,196            11,545
                  Accumulated deficit                             (86,211)          (77,560)
                  Total stockholders' deficit                     (17,622)           (8,708)


         The fair value of the conversion features was calculated as of June 30, 2005, using the Black-Scholes pricing model, with the following inputs:

                  Dividend yield                        -
                  Volatility                           236%
                  Useful life (years)                 3.79
                  Risk-free interest rate             3.72%

Note C - Supplemental cash flow information

         During the three and six month periods ended June 30, 2005, 0 and 5,500 shares of Series E Preferred Stock were converted into 0 and 291,629 shares of the Company's common stock, respectively. During the three and six month periods ended June 30, 2005, the Company paid no dividends on the Series E Preferred Stock conversions. The Company accrued dividends on Preferred Stock Series E for the three and six-month periods ended June 30, 2005, of $0 and $24,923 respectively, which is included in Other Accrued Liabilities.

         During the three and six month periods ended June 30, 2005, no shares of Preferred Stock Series F were converted into shares of the Company's common stock. The Company accrued dividends on Preferred Stock Series F for the three and six-month periods ended June 30, 2005, of $0 and $36,355, respectively, which is included in Other Accrued Liabilities.

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

         During the three and six month periods ended June 30, 2005, no shares of Preferred Stock Series H were converted into shares of common stock. The company paid no accrued dividends on Preferred Stock Series H. The Company accrued dividends on Preferred Stock Series H for the three and six-month periods ended June 30, 2005, of $6,000 and $12,000, respectively, which is included in Other Accrued Liabilities.

         During the three and six month periods ended June 30, 2005, 5,000 and 5,000 shares of Series I Preferred Stock were converted into 6,203,473 and 6,203,473 shares of the Company's common stock, respectively. During the three and six month periods ended June 30, 2005, the Company paid no dividends on the Series I Preferred Stock conversions. The Company accrued dividends on Preferred Stock Series I for the three and six-month periods ended June 30, 2005, of $84,598 and $84,598 respectively, which is included in Other Accrued Liabilities.

Note D - Other Accrued Liabilities

         Other accrued liabilities consist of the following (in thousands):

                                              June 30, 2005   December 31, 2004
                                              -------------   -----------------
                                               (unaudited)
Compensation and employee benefits              $  2,102           $  1,876
Dividend payable                                     153              1,696
Accrued interest                                     393                664
Subcontractors                                       674                  -
Loss reserve                                         376                376
Exit and forbearance fees on notes payable             -                219
Related parties                                      185                185
Other                                                249                 91
                                              -----------    ---------------
                                                $  4,132           $  5,107
                                              ===========    ===============
Note E - Segment Information

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


Three Months Ended June 30, 2005
(Dollars in Thousands)

-------------------------------------------------------------------------------------------
                                                                                 Corporate
                                                                                 Overhead
                                              Total       ASI      Solution      and Other
Contract revenues                           $ 2,733    $ 2,664     $     69     $       --

Costs and expenses
     Cost of sales                            2,631      2,578           53             --
     Research and development                    --         --           --             --
     General and administrative                 401         19           --            382
     Depreciation and amortization                6          6           --             --
                                            -------    -------     --------     ----------
              Total costs and expenses        3,038      2,603           53            382
                                            -------    -------     --------     ----------
Income (Loss) from operations                  (305)        61           16           (382)

     Interest income                             --         --           --             --
     Interest expense                          (202)        --           --           (202)
     Net loss on embedded
       derivative                            (8,651)        --           --         (8,651)
     Income taxes                                --         --           --             --
                                            -------    -------     --------     ----------
Net Income (Loss)                           $(9,158)   $    61     $     16     $   (9,235)
                                            =======    =======     ========     ==========

Total assets                                $ 2,574    $ 2,466     $     86     $       22

Expenditures for long-lived assets          $    22    $    20     $     --     $        2


Six Months Ended June 30, 2005
(Dollars in Thousands)


-------------------------------------------------------------------------------------------
                                                                                 Corporate
                                                                                 Overhead
                                              Total       ASI      Solution      and Other
Contract revenues                           $ 4,359    $ 4,273     $     86     $       --

Costs and expenses
     Cost of sales                            4,020      3,966           54             --
     Research and development                    --         --           --             --
     General and administrative                 961        190           16            755
     Depreciation and amortization               12         12           --             --
                                            -------    -------     --------     ----------
              Total costs and expenses        4,993      4,168           70            755
                                            -------    -------     --------     ----------
Loss from operations                           (634)       105           16           (755)

     Interest income                             --         --           --             --
     Interest expense                          (350)        --           --           (350)
     Net loss on embedded
       derivative                            (8,651)                                (8,651)
     Income taxes                                --         --           --             --
                                            -------    -------     --------     ----------
Net Income (Loss)                           $(9,635)   $   105     $     16     $   (9,756)
                                            =======    =======     ========     ==========

Total assets                                $ 2,574    $ 2,466     $     86     $       22

Expenditures for long-lived assets          $    72    $    70     $     --     $        2


Three Months Ended June 30, 2004
(Dollars in Thousands)

-------------------------------------------------------------------------------------------
                                                                                 Corporate
                                                                                 Overhead
                                              Total       ASI      Solution      and Other
Contract revenues                           $   112    $   112     $     --     $       --

Costs and expenses
     Cost of sales                              255        166           89             --
     Research and development                     1         --            1             --
     General and administrative                 472         19           71            382
     Depreciation and amortization               65         11           54             --
                                            -------    -------     --------     ----------
              Total costs and expenses          793        196          215            382
                                            -------    -------     --------     ----------
Loss from operations                           (681)       (84)        (215)          (382)

     Interest income                             --         --           --             --
     Interest expense                           (97)        --           --            (97)
     Income taxes                                --         --           --             --
                                            -------    -------     --------     ----------
Net loss                                    $  (778)   $   (84)    $   (215)    $     (479)
                                            =======    =======     ========     ==========

Total assets                                $   168    $   143     $     11     $       14

Expenditures for long-lived assets          $    --    $    --     $     --     $       --


Six Months Ended June 30, 2004
(Dollars in Thousands)

-------------------------------------------------------------------------------------------
                                                                                 Corporate
                                                                                 Overhead
                                              Total       ASI      Solution      and Other
Contract revenues                           $   294    $   254     $     40     $       --

Costs and expenses
     Cost of sales                              507        244          263             --
     Research and development                     7         --            7             --
     General and administrative                 918        121          151            646
     Depreciation and amortization              129         20          109             --
                                            -------    -------     --------     ----------
              Total costs and expenses        1,561        385          530            646
                                            -------    -------     --------     ----------
Loss from operations                         (1,267)      (131)        (490)          (646)

     Interest income                             --         --           --             --
     Interest expense                          (180)        --           --           (180)
     Income taxes                                --         --           --             --
                                            -------    -------     --------     ----------
Net Loss                                    $(1,447)   $  (131)    $   (490)    $     (826)
                                            =======    =======     ========     ==========

Total assets                                $   168    $   143     $     11     $       14

Expenditures for long-lived assets          $    --    $    --     $     --     $       --


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

         Options and warrants to purchase 6,100,297 and 6,168,515 shares of common stock and preferred stock convertible into shares of common stock as of June 30, 2005 and 2004, respectively, were not included in the computation of Diluted EPS. Common stock equivalents from preferred stock convertible into shares of common stock were also not included in the computation of Diluted EPS. The inclusion of the options, warrants and convertible preferred stock would have been anti-dilutive, thereby decreasing net loss per common share.

Note G - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

Note H  - Derivative Liability Expense

         On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to EITF 00-19. Applied recorded a loss of ($8,651,000) and ($8,651,000) of non-cash income (expense) for the three and six month periods ended June 30, 2005, respectively. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated as of the reporting date using the Black-Scholes options pricing model. See Note B.

Note I  - Subsequent Events

Reverse Split of Applied Common Shares

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

         The Company has retroactively reflected the reverse stock split in its common share and loss per share information.

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

Valuation of Stock, Options and Embedded Derivatives

         We value and account for the issuance of equity instruments, embedded or otherwise, to non-employees to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable. The fair value of stock issued for goods or services is determined based on the quoted market price on the date the commitment to issue the stock has occurred. The fair value of stock options, warrants, and embedded derivatives granted to non-employees for goods or services is calculated on the date of grant using the Black-Scholes options pricing model.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

         Revenues were $2,733,000 and $4,359,000 for the three and six months ended June 30, 2005 compared to $112,000 and $294,000 for the three and six months ended June 30, 2004. Such revenues were primarily from the Company's subsidiary ASI.

         In the case of ASI, revenues were $2,664,000 and $4,273,000 respectively for the three and six months ended June 30, 2005 as compared with $112,000 and $254,000 for the three and six months ended June 30, 2004. Advanced Sciences has experienced a significant increase in revenue as the result of the September 2004 award of the eDAM contract in Oak Ridge, TN and overall, more work being performed by Advanced Sciences. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Advanced Sciences has three major customers, two of which represent more than 10% of total revenue each. The combined revenue for these three customers was $2,664,000 and $4,273,000 respectively, (100% of total revenues) for the three and six months ended June 30, 2005. Cost of sales was $2,578,000 and $3,966,000 respectively for the three and six months ended June 30, 2005 compared to $166,000 and $244,000 respectively for the three and six months ended June 30, 2004. The increase in cost of sales can be attributed to an increase in variable costs caused by the eDAM contract and overall, more work being performed by Advanced Sciences.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $69,000 and $86,000, respectively, for the three and six months ended June 30, 2005 as compared with $0 and $40,000, respectively, for three and six months ended June 30, 2004. Solution had one major customer during the three and six-month periods ended June 30, 2005 which accounted for $69,000 and $86,000, respectively, or 100% of the total revenues for the period. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Cost of sales was $53,000 and $54,000, respectively, for the three and six months ended June 30, 2005 as compared to $89,000 and $263,000 respectively for the three and six months ended June 30, 2004. The cost of sales, when incurred, is attributable to sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the three and six months ended June 30, 2005, the Company incurred research and development costs of $0 and $0, respectively, as compared to $1,000 and $7,000 respectively for the three and six months ended June 30, 2004.

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

         General and administrative expenses for continuing operations for the three and six months ended June 30, 2005 were $401,000 and $961,000, respectively, as compared to $472,000 and $918,000 respectively for the three and six months ended June 30, 2004. This difference is primarily due to the deferred salaries for the executives of the Company for the three and six-month periods ended June 30, 2005, the addition of a full time accounting employee, and fees associated with a marketing consultant for the SET technology.

         In the case of Advanced Sciences, general and administrative costs for the three and six-month periods ended June 30, 2005 were $19,000 and $190,000, respectively, compared to $19,000 and $121,000 respectively for the three and six months ended June 30, 2004. This increase is primarily due to the additional administrative costs associated with the eDAM contract in Oak Ridge, TN. Solution incurred general and administrative costs of $0 and $16,000, respectively, for the three and six-month periods ended June 30, 2005 as compared to $71,000 and $151,000 respectively for the three and six-month periods ended June 30, 2004. This decrease was primarily due to the reassignment of a Solution's employee to CASI field work on the eDAM contract in Oak Ridge, TN.

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

         On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to EITF 00-19. Applied recorded a loss of ($8,651,000) and ($8,651,000) of non-cash income (expense) for the three and six month periods ended June 30, 2005, respectively. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated as of the reporting date using the Black-Scholes options pricing model.

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

         For the three and six month periods ended June 30, 2005, the Company incurred a net loss of $507,000 and $984,000 as compared to a net loss of $778,000 and $1,447,000 for the three-month period ended June 30, 2004. For the six month period ended June 30, 2005, and for the years ended December 31, 2004, 2003, and 2002, Applied incurred losses of ($9,635,000), ($2,404,000),
($2,957,000), and ($5,972,000) respectively. The Company has also experienced net cash inflows (outflows) from operating activities of ($1,532,000), ($955,000), and ($123,000) for the years ended December 31, 2004, 2003 and 2002 respectively.

         During the three and six month periods ended June 30, 2005, the Company converted (i) 0 and 5,500, respectively, shares of Series E Preferred; (ii) 0 shares of Series F Preferred; and (iii) 5,000 and 5,000, respectively, shares of Series I Preferred, for 310,174 and 601,802, respectively, shares of the Company's common stock for the three and six month periods ended June 30, 2005. For the three and six month periods ended June 30, 2005, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

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

         On May 23, 2001, a private investor purchased $250,000 of the Company's common stock at the market price. The Company issued the private investor 1,973,077 shares of common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 2-year warrant for 25,000 shares of the Company's common stock at an exercise price of $4.40 per share. The Company re-priced this warrant in November 2003 to $0.57 and extended the expiration date of this warrant to November 19, 2005. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. The private investor exercised this warrant on April 7, 2004 and received 25,000 shares of the Company's common stock.

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

         On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to EITF 00-19. Applied recorded a loss of ($8,651,000) and ($8,651,000) of non-cash income (expense) for the three and six month periods ended June 30, 2005, respectively. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated as of the reporting date using the Black-Scholes options pricing model.

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

         We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, solely for the reason below, concluded that our disclosure controls and procedures were not effective as of June 30, 2005 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act. This evaluation identified a material weakness in our disclosure controls and procedures with respect to analyzing debt and equity instruments to identify potential embedded derivatives and any required accounting entries and disclosures pertaining to embedded derivatives. Management is taking steps to implement appropriate corrective action in this regard.

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






Date: November 22, 2005       COMMODORE APPLIED TECHNOLOGIES, INC.
                                      (Registrant)


                              By /s/ James M. DeAngelis
                                -----------------------
                                 James M. DeAngelis - Senior Vice President and Chief Financial Officer (as both a duly authorized officer of the registrant and the principal financial officer of the registrant)