Form 10-K
period 2005-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2006-04-17
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       __________________________________

                                    FORM 10-K



      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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



         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                Yes [   ]             No  [ X ]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                Yes [   ]             No  [ X  ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ]             No  [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [   ]       Accelerated filer  [   ]          Non-accelerated filer  [ X ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                           No  [  X ]

As of March 31, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1,864,680.19 based upon the last sale price of the common stock on March 31, 2006 as reported by the NASD Over the Counter Bulletin Board.


                    Class                         Outstanding at April 15, 2006
--------------------------------------------     ------------------------------
  [Common Stock, $0.001 par value per share]            7,948,216 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 None

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS



PART 1............................................................................................................6
         ITEM 1.  BUSINESS........................................................................................6
                  General.........................................................................................6
                  Environmental Management - Commodore Advanced Sciences, Inc.....................................7
                  Soil Decontamination--Commodore Solution Technologies, Inc.....................................12
                  Markets and Customers..........................................................................20
                  Raw Materials..................................................................................22
                  Backlog........................................................................................22
                  Research and Development.......................................................................22
                  Intellectual Property..........................................................................22
                  Competition....................................................................................23
                  Environmental Regulation.......................................................................25
                  Employees......................................................................................26
         ITEM 1A.  RISK FACTORS..................................................................................27
         ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS.................................................................36
         ITEM 2.  PROPERTIES.....................................................................................37
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................38
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................39

PART II..........................................................................................................41
         ITEM 5. MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES  OF
                 EQUITY SECURITIES...............................................................................41
                  Market Information.............................................................................41
                  Issuance of Common Stock Subsequent to December 31, 2005.......................................42
                  Dividend Information...........................................................................42
                  Recent Sales of Unregistered Securities........................................................44
         ITEM 6. SELECTED FINANCIAL DATA.........................................................................48
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........49
                  Overview.......................................................................................49
                  Critical Accounting Policies...................................................................50
                  Results of Operations..........................................................................51
                  Off-Balance Sheet Arrangements.................................................................53
                  Quarterly Results of Operations................................................................54
                  Liquidity and Capital Resources................................................................55
                  Net Operating Loss Carryforwards...............................................................62
                  New Accounting Pronouncements..................................................................62
                  Forward Looking Statements.....................................................................64



         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................65
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................65
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........65
         ITEM 9A. CONTROLS AND PROCEDURES........................................................................66
         ITEM 9B. OTHER INFORMATION..............................................................................66

PART III.........................................................................................................67
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................67
                  Executive Officers and Directors...............................................................67
                  Key Employees..................................................................................71
                  Board Committees...............................................................................71
                  Audit Committee and Financial Expert...........................................................72
                  Compensation of Directors......................................................................72
                  Compliance with Section 16(a) of the Exchange Act..............................................72
         ITEM 11.  EXECUTIVE COMPENSATION........................................................................74
                  Summary Compensation...........................................................................74
                  Stock Options..................................................................................76
                  Employment Agreements..........................................................................77
                  Compensation Committee Interlocks and Insider Participation....................................77
                  Report of the Compensation Committee on Executive Compensation.................................77
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................81
                  Equity Compensation Plan Information...........................................................81
                  Ten Year Option Repricings.....................................................................82
                  Shareholder Return Performance.................................................................84
                  Security Ownership of Certain Beneficial Owners................................................85
                  Security Ownership of Management...............................................................87
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................90
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................92

PART IV..........................................................................................................93
         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................93

SIGNATURES......................................................................................................103

SUPPLEMENTAL INFORMATION........................................................................................104


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

         Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

         o    the  Company's  critical  need  for  additional  cash  to  sustain existing operations and meet existing obligations and capital requirements (the Company's auditor's opinion on our fiscal 2002, 2003, 2004 and 2005 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business);
         o the ability to generate profitable operations from a large scale remediation project;
         o the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner.
         o the timing and award of contracts by the U.S. Department of Energy for the cleanup of waste sites administered by it;
         o the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors;
         o the Company's ability to obtain and perform under other large technical support services projects; developments in environmental legislation and regulation;
         o    developments in environmental legislation and regulation;
         o the ability of the Company to obtain future financing on favorable terms;
         o    other circumstances affecting anticipated revenues and costs;
         o the expiration of the Company's nationwide EPA permit in September 2001 (The Company believes that the permit may be renewed subject to providing additional information. The Company has not resubmitted information for a new permit); and
         o the ability of the Company to replicate on a large scale, economically viable basis, the results of its technology test results.

These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                                     PART I
                                     ------


ITEM 1.  BUSINESS
-------  --------

GENERAL

         Commodore Applied Technologies, Inc. (the "Company") is an environmental solutions company offering a range of engineering and technical services to the public and private sectors related to (i) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste and (ii) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing our Solvated Electron Technology ("SET(TM)").

         The Company's corporate mission is to serve the environmental remediation market from its primary operating center to profitably provide government and industry with engineering and remediation solutions to legacy waste environmental problems. Our strategy focuses the Company on the unique and high profit niches of hazardous materials conversion and waste remediation.

         The Company believes that SET is the only patented, non-thermal, portable and scalable process that is currently available for treating and decontaminating soils, liquids and other materials containing PCBs, pesticides, dioxins, chemical weapons and warfare agents and other toxic contaminants.

         Demand for our environmental technologies is anticipated to arise principally from the following sources:

o Stricter legislation and regulations mandating new or increased levels of air and water pollution control and solid waste management; and

o the need for alternative environmental treatment and disposal methods for toxic substances (such as the SET technology), which involve limited safety risks with respect to air pollution and transportation of hazardous materials and do not result in large volumes of residual waste that require further treatment prior to disposal.

         Our business strategy is to expand our environmental technologies businesses by:

o establishing additional collaborative joint working and marketing arrangements with established engineering and environmental service organizations to pursue commercial opportunities in the public and private sector; and

o implementing the SET technology in selected niche markets within certain strategic environmental market segments, such as government mixed waste remediation and chemical weapons demilitarization.

         The Company currently has identified two operating segments. These two segments are as follows: Commodore Advanced Sciences, Inc., which primarily provides various engineering, sampling, and public relations services to Government agencies on a fixed rate and lump sum basis; and Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous wastes.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at December 31, 2005.

         The report of our independent registered public accounting firm on our fiscal 2003, 2004 and 2005 consolidated financial statements contains a "going concern" qualification in which they express substantial doubt about our ability to continue in business.

         Additional information regarding the business of each segment is set forth below, and the information in Note 16 to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated into this Part I by reference.

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

         The Company's strategy in acquiring Advanced Sciences in 1996 was to incorporate its process technology into the products and services offered to Advanced Sciences' customers, with a view to increasing the quality and scope of services offered and providing the Company with a broader customer base for its technology.

Services

         Environmental Services. Advanced Sciences is a nationwide firm specializing in environmental engineering and technical support and waste management. Advanced Sciences was acquired by the Company in 1996 and is headquartered in Richland, Washington. Advanced Sciences operates out of three offices across the country, and qualifies as a small business under seven NAICS codes. Advanced Sciences employs over 30 professionals who are expert in providing environmental sample collection, transportation, and analyses, meeting rigorous quality assurance requirements for data validation, while performing in accord with equally rigorous personnel health and safety requirements. Advanced Sciences currently has ten commercial analytical laboratories under contract to provide environmental sample analyses in support of regulatory compliance and industrial hygiene.

         Advanced Sciences' record of program management and technical services include:

- Environmental Site Restoration Planning            - D & D Planning & Implementation Support

- Preliminary Assessments/Site Investigations        - Waste Minimization

- Environmental Audits & Assessments                 - Health & Safety Oversight & Planning

- Underground-Storage-Tank Site Investigation        - Biological Sampling and Characterization

- Environmental Impact Assessments & Statements & Remediation

- Structural Engineering Analysis                    - Remedial Investigations/Feasibility Studies

- Deconstruction Planning                            - Environmental Pollution Control

- Regulatory Compliance                              - Hazardous, Radioactive, Toxic & Mixed-Waste

- Federal & State Agency Coordination Management Including Treatment

- Public Involvement Support                         - Hazardous Waste Site Remediation


         The two most significant clients Advanced Sciences has had over the past 10 years have been the Department of Defense (DOD) and the Department of Energy (DOE), while also providing services to private industry. Advanced Sciences' largest office provides environmental characterization and management, building decontamination and decommissioning (D&D), environmental protection, remediation, restoration, safety & health, and environmental regulatory compliance for the Department of Energy's Oak Ridge Complex.

         Advanced Sciences has 31 technical staff, all extensively trained in proper procedures for handling multifarious waste materials and environmental media. Advanced Sciences' technical staff have more than 500 years of combined experience performing environmental and waste sampling tasks. Ten of our personnel hold DOE security clearances.

         All Advanced Sciences' sampling personnel maintain currency in the following minimum training requirements:

         o OSHA 40-hour Hazardous Waste Operations and Emergency Response (HAZWOPER)
         o    OSHA 8-hr Annual HAZWOPER Refresher
         o    OSHA HAZWOPER Supervisor
         o    Hazard  Communication   (HAZCOM)/Hazardous  Materials  Information
              System (HMIS) training
         o    Radiation Worker II

         o    First Aid/CPR
         o    Annual Medical Monitoring
         o    Respirator Fit Testing
         o    General Safety
         o    Hazardous Energy Control (Lockout/Tagout)
         o    Work Control Process
         o    Excavation/Penetration Permit
         o    Construction Equipment Inspection & Maintenance Program
         o    Hotwork (welding safety)
         o    Confined Space Program
         o    Asbestos and Other Fibrous Materials
         o    Chronic Berylium Disease Prevention
         o    IATA Dangerous Good Awareness Certificate
         o    Workplace Substance Abuse Prevention Program participation

         From 1996-2002, Advanced Sciences performed waste characterization sampling and decontamination and decommissioning (D&D) support sampling in compliance with RCRA and CERCLA requirements. The Advanced Sciences' Sample Team operated in the most hazardous locations at Rocky Flats--highly contaminated radioactive and hazardous areas, including glove boxes, confined-space conditions, and poisonous atmospheres--with zero lost-time accidents or injuries. The Advanced Sciences' Sample Team was in compliance with all Occupational Safety and Health Act of 1970 (OSHA), U. S. Environmental Protection Agency (EPA), and DOE requirements, including conduct of operations, nuclear/criticality safety, waste generator/certification, and material handling/safety requirements.

         From 1996-2002, Advanced Sciences performed the Rocky Flats Environmental Technology Site (RFETS) site-wide surface water sampling program, which included collection of year-round daily samples from streams, ponds, and the site Sewage Treatment Plant (STP) in compliance with the National Pollutant Discharge Elimination System (NPDES) Permit. Advanced Sciences' personnel also collected drinking water, sediment, and soil samples for Safe Drinking Water Act of 1974 (SDWA) and Rocky Flats Cleanup Agreement (RFCA) compliance.

         From 1996 to present, Advanced Sciences' water resources personnel have managed and performed the Chatfield Basin Water Quality Monitoring Program involving all major and minor tributaries of the South Platte River in the Chatfield Basin Watershed, as well as water quality monitoring of Chatfield Reservoir, located southwest of Denver, CO. Data are reported monthly to the Chatfield Watershed Authority and annually to the U. S. Army Corps of Engineers (USACE) and the state of Colorado Water Quality Control Commission (WQCC). Advanced Sciences has procured and managed all analytical services for this project, involving five different laboratories per year. Advanced Sciences personnel perform laboratory audits, resolution of data quality objective (DQO) and QA issues, data management and reporting, and accruals and invoicing involving the labs.

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

Contracts

         EDAM - Advanced Science was awarded an Environmental Data Acquisition and Management contract ("EDAM") by Bechtel Jacobs Company LLC of Oak Ridge, TN ("BJC") in September 2004. Advanced Sciences is the lead small business member of the Commodore Advanced Sciences Team ("CAST"), which also includes team members Science Applications International, Inc. (SAIC), and RCS Corporation
(RCS).

         CAST is currently performing and managing the EDAM contract. This is a 4-year, $21 million contract that includes sampling, sample management, and data management of environmental surveillance and regulatory compliance data. EDAM is a program that supports nearly all of DOE-OR environmental monitoring and accelerated site closure activities. This program is continuously monitored and audited for safety, quality, productivity, efficiency, and value to BJC and DOE-OR.

         As part of the routine performance of this contract, CAST coordinates work with multiple organizations, including other BJC Subcontractors such as:

         o    Safety and Ecology Corporation for radiological control support,
         o Duratek Federal Services for Y-12 Surveillance and Maintenance Program maintenance and Environmental Management Waste Management Facility (EMWMF) monitoring,
         o other samplers (e.g., Biological Monitoring and Abatement (BMAP) samplers at Oak Ridge National Laboratory (ORNL), BWXT samplers),
         o    Y-12 National Security Complex Waste Operations, and
         o WesKem, LLC, and other Decontamination & Decommission contractors on Site Closure projects.

         Sampling activities under the EDAM contract include collection of multiple sample types from hundreds of monitoring locations and packaging and shipping of samples to appropriate analytical laboratories for analysis. Locations and environments include abandoned burial grounds and hazardous waste sites, fields and forests, streams, lakes, and ponds. Sampling tasks support a variety of ongoing monitoring programs, including the Water Resource Restoration Program (WRRP) to determine the effectiveness of remedial actions conducted under CERCLA and the ETTP Environmental Monitoring Program. Regulatory compliance data acquisition and management projects include Resource Conservation and Recovery Act (RCRA) and National Pollution Discharge Elimination System (NPDES) permit compliance, the Biological Monitoring and Abatement Program, and Stormwater Pollution Prevention Program (SWPPP) activities. All of these compliance sampling programs are closely monitored by regulators, stakeholders, BJC, and DOE-OR.

         Advanced Sciences maintains a daily log of all sampling and inspection activities, and formal records of all monitoring and inspection activities. CAST has subcontracted laboratories participating in the DOE Consolidated Audit Program (DOECAP) to provide acceptable data from both chemical and radiological analyses within the client's requested timeframe. Subcontracts have also been established with laboratories capable of performing biological species identification and enumeration.

         The Company believes the EDAM contract may attract more DOE client groups than are contemplated in the base scope of the contract. The Company is seeking to extend its environmental monitoring service capabilities to other DOE sites, such as Portsmouth, OH and Paducah, KY. The current contract backlog for work is $9.7 million in 2006.

         Duratek- Advanced Sciences was awarded a one-year contract from Duratek Federal Services, Inc. beginning in January 2005, which was renewed in January 2006 for an additional one-year period, to perform environmental monitoring services at two engineered landfills on the Oak Ridge Reservation. Environmental monitoring services will include sample collection, packaging and shipping to offsite analytical laboratories. Samples will be collected from surface water, groundwater, and landfill leachate collection locations on storm event, weekly, monthly, and quarterly bases.

         UT Battelle: Advanced Sciences provides one engineering person on a time and material basis to UT Battelle, supporting the site closure at Oak Ridge National Laboratories (ORNL). The Advanced Sciences personnel provide structural engineering assessment services under this contract. The time and material contract remains on-going through 2006.

         Denver Regional Water Council of Governments: Advanced Sciences is contracted annually to sample surface waters, streams, groundwater wells and watersheds to Chatfield Watershed Authority located southwest of Denver. The contract is ongoing through 2006. A similar and ongoing contract for Cherry Creek Basin Water Authority is also ongoing.

         Tetra Tech Contract: Advanced Sciences provides engineering support under Tetra Tech's general engineering support contract with Bechtel Jacobs Co, LLC. Bechtel Jacobs is responsible for environmental oversight of the U.S. DOE's Oak Ridge, TN site. Advanced Sciences provides 1 to 3 engineering personnel on a time and material basis to Tetra Tech on a contract basis which is expected to continue through June 30, 2006.

         WESKEM - Advanced Sciences was awarded a one-year contract in March 2005 from WESKEM LLC., of Oak Ridge to support their sampling efforts with the Waste Disposition Services Project. The Sample Management Office (SMO) services required to meet the needs of this project are: (i) Assistance with the preparation of analytical statement of works (SOW), (ii) Maintenance of laboratory performance metrics, (iii) Procurement of best value laboratories,
(iv) Performance of contract verification of data, and (v) Tracking of samples and sample residue. This contract is ongoing and has been extended through September 2006.

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

         The Company's smallest SET systems are bench scale, capable of treating materials in up to one kilogram quantities utilized in laboratory tests and feasibility studies. This equipment has been shipped to third party facilities with permits to receive and test radioactive materials, such as Mountain States Analytical Laboratories. In 1995 the Company constructed two mobile, trailer mounted treatment systems. These systems are capable of being mobilized to waste sites and operated to test SET's applicability at actual waste sites, such as New Bedford Harbor, MA and Port Hueneme, CA. The Company's first pilot scale system, the S/4, was constructed in 1995. It was used to test larger masses of heterogeneous contaminated materials, up to 500 pounds per batch.

         In December 1995, the Company received its first commercial contract for application of the SET technology. The Company teamed with Ionics RCC in Bellevue, WA to apply their combined processes to the potential remediation of 18,000 cubic yards of PCB contaminated sediments dredged from the Acushnet River and stored at the New Bedford Harbor Superfund Site. Ionics RCC's B.E.S.T.

process solvent-extracted contaminants from the sediments, leaving a highly contaminated heavy residue which was successfully treated by SET. The residue contaminants included PCBs with levels as high as 70,000 ppm, as well as dibenzodioxins and dibenzofurans with toxic equivalents as high as 35,000 ppt. The tests were performed as part of a treatability study to determine which of three alternatives were more economically feasible - thermal desorption, vitrification, and the Company's SET process. Foster Wheeler Environmental Corporation, who conducted the tests at the site for EPA, concluded in its formal report that SET was effective and more economical than the other processes.

         In early 1996, the Company began construction of its first commercial scale SET system, the L1200, at a previously rented facility in Marengo, Ohio. This machine is capable of treating 1200 gallons of contaminated liquids per day. In July, 1997, this machine was demonstrated to EPA as a chemical destruction system for PCBs. In the tests conducted, waste oils contaminated with PCBs at levels exceeding 20,000 ppm were consistently rendered non-detectable for PCBs. The nationwide EPA operating permit was issued for this machine as a result of the test program. Two of these units have been constructed.

         In September 1996, the Company's SET technology was selected as one of ten innovative technologies to participate in the Department of Commerce's Rapid Commercialization Initiative. The Department of Defense provided a test site at the Navy Construction Battalion base at Port Hueneme, CA. Various test matrices from several facilities around the world were provided for SET processing. Included were materials contaminated with pesticides and PCBs, as well as activated charcoal - the by-product of a soil washing process. The Company mobilized its mobile 15 liter reactor system (CMDU2) to the site, and was successful in treating six solid matrix waste streams.

         In September  1997,  the  Department  of Energy  ("DOE")  contacted the
Company regarding a application of the SET process at its Weldon Spring Superfund Site near St. Louis, MO. Through its Project Management Contractor, MK-Ferguson, the Company was contracted to treat 40 drums of materials contaminated with PCBs, pesticides, uranium/thorium, and various RCRA materials including MEK, benzene, TCE, and TCA. The Company mobilized its S/4 unit to the Weldon Spring site and successfully treated this material to CERCLA requirements for on site land disposal. During the project, in late March of 1998, Commodore once again successfully demonstrated the process to EPA.

         In 1999 the Company constructed a mobile system capable of treating many matrices in up to 100 pound batches; the SL-2. It was specifically designed and built as a stand alone skid mounted system, requiring only electrical hookup for operation enabling the SL-2 to may be shipped in sea land containers or on a single truck. This system has operated at three rad/RCRA/TSCA permitted facilities, successfully treating low-level mixed wastes.

         In 1999 the Company introduced its largest current commercial SET system, the S-10, capable of treating various matrices in batch sizes of up to 3,500 pounds with throughputs up to 1 ton per hour. The S-10 was first used to treat PCB contaminated soils for a Department of Defense ("DOD") site in Harrisburg, Pennsylvania (project completed in July, 2001).

         In October 1999 the Company's SL-2 treatment system was shipped to the Rad/RCRA/TSCA permitted Waste Control Specialists LLC site near Andrews, TX, where it successfully treated Freon still bottoms and other miscellaneous matrices, including NaK, that were also contaminated with LLRW. This was a commercial application, resulting in the removal of RCRA components such that over 4,000 pounds of treated materials could be subsequently buried at the Envirocare Utah facility.

         In February 2000 the Company's SL-2 treatment system was utilized in a treatability study at the Envirocare Utah facility. The solid waste provided for the treatability study contained low-level radioactive sludge contaminated with RCRA listed halocarbons. The SET process was very effective in removing the RCRA materials to sub-ppm quantities, well below regulatory levels for land disposal.

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

         In July 2002 the Company acquired all the SET equipment formerly associated with Teledyne-Commodore LLC. The Company plans to utilize this equipment for treating Department of Energy ("DOE") legacy mixed waste materials for disposal at major DOE sites in the United States. The Company has not utilized this equipment to date.

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

The SET Technology

         Beginning in the early 1980's, a small research and development company, A. L. Sandpiper Corporation, began experimenting with solvated electron solutions using a different approach from that applied in laboratories for decades.

         In addition to the usual surrogates and spiked laboratory materials, Sandpiper also obtained and experimented with actual contaminated soil samples using bench scale metal pressure vessels. Sandpiper improved the process, discovered that it could be applied to many recalcitrant remediation problems, and obtained several U.S. patents for the application of solvated electron solutions (the "SET" technology) to environmental cleanup. Sandpiper was acquired by Commodore Environmental Services, Inc., in 1993. Since then
Commodore Environmental Services and Commodore Applied Technologies have invested additional resources in the technology, developing it into commercial application.

         The process is based upon a chemical phenomenon discovered by Sir Humphrey Davy in 1865, shown below for the liquid phase of a sodium and potassium solution:

            Na(0) + K(0)   NH(3)      Na+ + K+ + 2e - (the solvated solution)

         The solution has been called solvated electrons since the dissolved metal releases electrons to the solution in huge numbers. These electrons, also know as free radicals, are the most powerful reducing agents known, quickly reacting with many compounds. Most of the alkali metals readily dissolve in anhydrous ammonia releasing their valance electrons into the ammonia in a relatively rare but stable state unassociated with any atom. In this state, both the electrons and the metal atoms are available to react with other elements and compounds.

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

         EPA Nationwide Permit. In order to treat PCBs within the United States on all non-Superfund sites, a treating entity must obtain a permit from the EPA. Most EPA permits granted to date for PCB destruction are solely for single-site incineration treatment centers. In August 1995, SET was demonstrated to the EPA in order to obtain the Nationwide Permit, which was issued to the Company in March 1996. The permit authorized treatment of soils at contamination levels greater than 1,000 ppm PCBs, and also authorized treatment of miscellaneous metallic materials. Commodore's initial EPA Nationwide Permit was the first (and only) to be issued for nationwide use as a totally enclosed, non-thermal, chemical destruction process for PCB contaminated organic material. The test results, confirmed by EPA's contract program laboratory, indicated organics contaminated with weathered PCBs exceeding 5,000 ppm, were treated to non-detect levels of PCBs. In addition to soil treatment, the Nationwide Permit allows the Company to treat PCB contaminated metallic surfaces and waste oils, as well as wastewater (the wastewater is treated by a non-SET process). The Company has also successfully demonstrated SET as a treatment process for organic materials contaminated with PCBs and radionuclides and has received a draft revised EPA permit for these matrices. This permit revision covers the destruction of PCBs in soils, waste oils, organic materials, water, and on metallic surfaces.

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

         Test Results. The Company has performed treatability studies and actual commercial applications of the SET process that have resulted in successful treatment of over 120 regulated compounds. In more than 1,500 tests using SET, various high levels of contaminants, including PCBs, were reduced to levels approaching non-detectable with the destruction process occurring in a matter of minutes.

         The Company has performed various treatability studies and processed commercial quantities of waste utilizing the SET process. This activity has resulted in the successful treatment of over 120 regulated compounds. Additionally, the Company has conducted several thousand tests of the SET technology on limited quantities of contaminated material, and there can be no assurance that SET will be able to replicate any of these test results on a large-scale commercial basis or on any specific project.

         The following test results of the Company's SET technology are provided below from the analytical results from several of the treatability studies and commercial applications mentioned above.

    Destruction of Organics by the SET Technology in Various Solid Materials

----------------------------- --------------- ----------------------- --------------------- ------------------
                                                                          Pre Treatment       Post-Treatment
     Source of Material           Analyte          Material Type             (mg/kg)              (mg/kg)
----------------------------- --------------- ----------------------- --------------------- ------------------
Harrisburg, PA                     PCB        Sand, clay                        777                 <1.0
----------------------------- --------------- ----------------------- --------------------- ------------------
Los Alamos, NM                     PCB        Sand, silt, clay                   77                 <2.0
----------------------------- --------------- ----------------------- --------------------- ------------------
New York                           PCB        Sand, silt                      1,250                 <2.0
----------------------------- --------------- ----------------------- --------------------- ------------------
Monroe, LA                         PCB        Sand, silt, clay                  8.8                 <1.0
----------------------------- --------------- ----------------------- --------------------- ------------------
Hawaii                             PCB        Volcanic Soil                     102                  0.2
----------------------------- --------------- ----------------------- --------------------- ------------------
North Island Naval Shipyard        PCB        Activated Carbon                  512                 0.93
----------------------------- --------------- ----------------------- --------------------- ------------------
ConTech                            PCB        Solid Resin                     1,212                  0.5
----------------------------- --------------- ----------------------- --------------------- ------------------
New Bedford, MA                    PCB        Sludge                         32,800                  1.3
----------------------------- --------------- ----------------------- --------------------- ------------------
New Bedford, MA                   Dioxin      Sludge                            .04                   ND
----------------------------- --------------- ----------------------- --------------------- ------------------
Dahlgren, VA                       DDD        Clay                               15                 <.02
----------------------------- --------------- ----------------------- --------------------- ------------------
Weldon Spring, MO                  TCE        Corn cob                        6,400                 <0.5
----------------------------- --------------- ----------------------- --------------------- ------------------
Weldon Spring, MO                  PCB        Metal Capacitors                  5.6                 <0.2
----------------------------- --------------- ----------------------- --------------------- ------------------
Los Alamos                         RDX        Soil                            3,850                 <1.0
----------------------------- --------------- ----------------------- --------------------- ------------------
Eastern Utility                    TCE        Soil                           48,000                  0.5
----------------------------- --------------- ----------------------- --------------------- ------------------


                Compounds Successfully Treated by SET Technology

---------------------------------------------- ------------------------------------------- --------------------------------------
1,1,1-Trichloroethane                          bis(2-Chloroethyl)ether                     m-Dichlorobenzene
---------------------------------------------- ------------------------------------------- --------------------------------------
1,1,2-Trichloro-1,2,2-trifluoroethane          bis(2-Chloroisopropyl) ether                Methoxychlor
---------------------------------------------- ------------------------------------------- --------------------------------------
1,1-Dichloroethane                             Bromacil                                    Methylethyl ketone
---------------------------------------------- ------------------------------------------- --------------------------------------
1,1-Dichloroethylene                           Bromodichloromethane                        Methylisobutyl ketone
---------------------------------------------- ------------------------------------------- --------------------------------------
1,2-Dinitrotoulene                             Bromomethane/Methylbromide                  Methyl methacrylate
---------------------------------------------- ------------------------------------------- --------------------------------------
1,2,3,5-Tetrachlorobenzene                     Butyl alcohol                               Methylethyl ketone
---------------------------------------------- ------------------------------------------- --------------------------------------
1,2,3-Trichloropropane                         Butyl benzyl phthalate                      Naphthalene
---------------------------------------------- ------------------------------------------- --------------------------------------
1,2,4-Trichlorobenzene                         Carbofuran phenol                           Nitrobenzene
---------------------------------------------- ------------------------------------------- --------------------------------------
1,2-Dibromoethane/Ethylene dibromide           Carbon disulfide                            o-Dichlorobenzene
---------------------------------------------- ------------------------------------------- --------------------------------------
1,2-Dichloroethane                             Carbon tetrachloride                        o-Nitroaniline
---------------------------------------------- ------------------------------------------- --------------------------------------
1,2-Dichloropropane                            Chlorobenzene                               o-Nitrophenol
---------------------------------------------- ------------------------------------------- --------------------------------------
1,4 Dioxane                                    Chlorobenzilate                             p-Chloroaniline
---------------------------------------------- ------------------------------------------- --------------------------------------
2,4,5-Trichlorophenol                          Chlorodane                                  p-Chloro-m-cresol
---------------------------------------------- ------------------------------------------- --------------------------------------
2,4,5-Trichlorophenoxyacetic acid/2,4,5-T      Chlorodibromomethane                        p-Dichlorobenzene
---------------------------------------------- ------------------------------------------- --------------------------------------
2,4,6-Tribromophenol                           Chloroethane                                p-Dimethylaminoazobenzene
---------------------------------------------- ------------------------------------------- --------------------------------------
2,4,6-Trichlorophenol                          Chrysene                                    Pentachlorobenzene
---------------------------------------------- ------------------------------------------- --------------------------------------
2,4-Dichlorophenoxyacetic acid/2,4-d           cis-1,3-Dichloropropylene                   Pentachlorophenol
---------------------------------------------- ------------------------------------------- --------------------------------------
2,4-Dinitrophenol                              Cresols                                     PETN
---------------------------------------------- ------------------------------------------- --------------------------------------
2,4-Dinitrotoluene                             Dalapon                                     Phenanthrene
---------------------------------------------- ------------------------------------------- --------------------------------------
2,6-Dichlorophenol                             DDD                                         p-Nitroaniline
---------------------------------------------- ------------------------------------------- --------------------------------------
2,6-Dinitrotoluene                             DDE                                         Polychlorinated biphenyls (all)
---------------------------------------------- ------------------------------------------- --------------------------------------
2-Chloro-1,3-butadiene                         DDT                                         Pyrene
---------------------------------------------- ------------------------------------------- --------------------------------------
2-Chloroethyl vinyl ether                      Decamba                                     Silvex/2,4,5-TP
---------------------------------------------- ------------------------------------------- --------------------------------------
2-sec-Butyl-4,6-dinitrophenol/Dinoseb          Dibenzo(a,h)anthracene                      Tetrachloroethane
---------------------------------------------- ------------------------------------------- --------------------------------------
3-Methylcholoanthrene                          Dibromomethane                              Tetrachloroethylene
---------------------------------------------- ------------------------------------------- --------------------------------------
4,4-Methylene bis (2-chloroaniline)            Dichlorobenzene                             Tetryl
---------------------------------------------- ------------------------------------------- --------------------------------------
4,6-Dinitro-o-cresol                           Dichlorodifluoromethane                     Toxaphene
---------------------------------------------- ------------------------------------------- --------------------------------------
4-Bromophenyl phenylether                      DieldrinTetrachlorobenzene                  trans-1,2-Dichloroethylene
---------------------------------------------- ------------------------------------------- --------------------------------------
5-Nitro-o-toluidine                            Dioxins (all)                               trans-1,3-DichloropropyleneDieldrin
---------------------------------------------- ------------------------------------------- --------------------------------------
Acenaphthene                                   Ethylbenzene                                Tribromomethane/Bromoform
---------------------------------------------- ------------------------------------------- --------------------------------------
Acenaphthlene                                  Fluoranthene                                Trichloroethane
---------------------------------------------- ------------------------------------------- --------------------------------------
Anthracene                                     Freon (all)                                 Trichloroethylene
---------------------------------------------- ------------------------------------------- --------------------------------------
Atrazine                                       Furans (all)                                Trichlorofluoromethane
---------------------------------------------- ------------------------------------------- --------------------------------------
Benomyl                                        Halons (all)                                tris-(2,3-Dibromopropyl) phosphate
---------------------------------------------- ------------------------------------------- --------------------------------------
Benzal chloride                                Heptachlor                                  Vernolate
---------------------------------------------- ------------------------------------------- --------------------------------------
Benzo(a)anthracene                             Heptachlor epoxide                          Vinyl chloride
---------------------------------------------- ------------------------------------------- --------------------------------------
Benzo(a)pyrene                                 Hexachlorobenzene                           Xylenes-mixed isomers
---------------------------------------------- ------------------------------------------- --------------------------------------
Benzo(b)fluoranthene                           Hexachlorobutadiene
---------------------------------------------- ------------------------------------------- --------------------------------------
Benzo(b)fluoranthene                           Hexachlorocyclopentadiene
---------------------------------------------- ------------------------------------------- --------------------------------------
Benzo(g,h,I)perylene                           Chemical warfare agents
---------------------------------------------- ------------------------------------------- --------------------------------------
Benzo(g,h,i)perylene                           Hexachloroethane
---------------------------------------------- ------------------------------------------- --------------------------------------
Malathion                                      Idomethane
---------------------------------------------- ------------------------------------------- --------------------------------------
Benzo(k)fluoranthene                           Indeno(1,2,3-cd)pyrene
---------------------------------------------- ------------------------------------------- --------------------------------------
bis(2-Chloroethoxy)methane                     Isosafrole
---------------------------------------------- ------------------------------------------- --------------------------------------


      Destruction of Halogenated Materials in Liquids by the SET Technology

------------------------- ------------------------ --------------------- --------------------
                                                        Pre-Treatment        Post-treatment
      Material                    Analyte                 (mg/L)                 (mg/L)
------------------------- ------------------------ --------------------- --------------------
Used Motor oil                      PCB                   23,339                 <1.0
------------------------- ------------------------ --------------------- --------------------
Transformer oil                     PCB                  509,000                   20*
------------------------- ------------------------ --------------------- --------------------
Mineral Oil                         PCB                    5,000                 <0.5
------------------------- ------------------------ --------------------- --------------------
Hexane                              PCB                  100,000                  0.5
------------------------- ------------------------ --------------------- --------------------
Aqueous sludge                   Freon 113                   276                   ND
------------------------- ------------------------ --------------------- --------------------
Aqueous sludge                      TCE                      262                   ND
------------------------- ------------------------ --------------------- --------------------
Oil                                 CCl                  200,000                 <0.5
------------------------- ------------------------ --------------------- --------------------
Refrigerant                        R 23                  999,999                   ND
------------------------- ------------------------ --------------------- --------------------
Oil                               Dioxin                     0.4              .000002
------------------------- ------------------------ --------------------- --------------------
Oil                              Malathion               900,000                   ND
------------------------- ------------------------ --------------------- --------------------
Freon                             Acetone                  7,600                < LDR
------------------------- ------------------------ --------------------- --------------------
Freon                           Carbon Tet                    14                < LDR
------------------------- ------------------------ --------------------- --------------------
Freon                          Ethylbenzene                  287                < LDR
------------------------- ------------------------ --------------------- --------------------
Freon                       Methylene Chloride             1,600                < LDR
------------------------- ------------------------ --------------------- --------------------
Freon                           1,1,1, TCA                    69                < LDR
------------------------- ------------------------ --------------------- --------------------
Freon                               TCE                       41                < LDR
------------------------- ------------------------ --------------------- --------------------
Freon                             Toluene                     77                < LDR
------------------------- ------------------------ --------------------- --------------------
Freon                             Xylenes                    690                < LDR
------------------------- ------------------------ --------------------- --------------------
Freon                            Freon-113               600,000                < LDR
------------------------- ------------------------ --------------------- --------------------


MARKETS AND CUSTOMERS

General

         The Company markets its services and technologies to governmental and industrial customers throughout the United States. The Company also plans to target customers in markets abroad, particularly in Eastern Europe and the Middle East. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. During the year ended December 31, 2005, sales of approximately 100% of the Company's environmental management services were derived from contracts with federal, state and municipal government agencies. Contracts with governmental customers generally may be terminated at any time at the option of the customer. In 2005, Advanced Sciences' Oak Ridge Contracts, Aurora, CO contracts and ToxCo contracts accounted for approximately 98.5%, 0.5% and 1%, respectively of the Advanced Sciences' sales. In 2004, the Company had three customers which accounted for 38%, 28%, and 19%, respectively of the Advanced Sciences' sales. In 2003, the Company had three customers which accounted for 24%, 20%, and 15%, respectively of the Advanced Sciences' sales. The Company has benefited from its long-term relationships with many of its customers that result in repeat business.

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

BACKLOG

         At December 31, 2005, total potential backlog for the Company was approximately $9,761,000 as compared with approximately $5,400,000 as of December 31, 2004. The total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. The Company estimates that all of the total backlog represents work that will be completed in the next 12 months. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were $5,000, $9,000, and $70,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

INTELLECTUAL PROPERTY

         The Company currently has sixteen (16) issued U.S. and foreign patents. The average life expectancy for the currently issued patents is 11.67 years. As patents are issued, the U.S. Patent and Trademark Office assigns the Company a twenty (20) year patent-life for each patent issued.

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

COMPETITION

         Soil Decontamination

         The Company anticipates that the market for commercial private sector applications of SET will be hazardous and non-hazardous waste and industrial by-products treatment and disposal, in particular the more recalcitrant "mixed" wastes (wastes containing a radioactive element). Several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than the Company, compete with the Company in this market. The Company primarily competes in the hazardous waste treatment market in the U.S., a market valued at over $3.7 billion for 2005. The top ten competitors in this market account for over 70 percent of the revenues for this market sector. The dominant companies in this sector include companies with permitted waste treatment and disposal sites, including Energy Solutions, Pacific EcoSolution, and American Ecology, as well as other treatment companies such as Duratek and PermaFix. The Company's revenues for 2005 account for less than 1 percent of the dollar volume of the hazardous waste market. Any one or more of the Company's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by the Company. To the extent that the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, the Company's ability to compete effectively could be adversely affected.

         The domestic and international governmental public sector of the market is dominated by many large multinational corporations who are presently engaged in providing incineration and other conventional technologies in decontaminating chemical weapons and warfare agents, concentration of nuclear wastes and the decontamination of military vessels and other hardware. These competitors include Raytheon Corporation (the current general contractor for the Johnston Atoll incinerator), EG&G, Inc. (the general contractor for the Tooele Army Depot), Mason and Hanger (the general contractor for the Newport News Naval Facility), Waste Management Corporation (a bidder for domestic "large burial" stockpile weapons decontamination), and others, including Browning-Ferris Industries, Inc., Jacobs Engineering, Inc., Fluor Daniel Corporation and Lockheed Martin Marietta Corporation. All of these corporations have substantially greater financial, personnel and other resources than the Company. In addition, many prospective users of SET have already committed substantial resources to other forms of environmental remediation technology, including incineration, plasma arc, vitrification, bio-remediation, molten salt, chemical neutralization, catalytic electrochemical oxidation and supercritical wet oxidation.

         The Company believes that its ability to compete in both the commercial private and governmental public sectors is dependent upon SET being accepted in these sectors as a superior, more cost-effective method to achieve decontamination of a variety of materials.

Environmental Management

         Advanced Sciences has been primarily engaged in providing environmental consulting and scientific support services to United States government agencies, such as the DOE and DOD. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to continue its spending level for environmental services at approximately $9 to $10 billion for 2006. The DOE and DOD are expected to account for approximately 66% of such expenditures. Commodore Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environmental services to the United States government.

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

EMPLOYEES

         As of December 31, 2005, the Company (including all of its direct and indirect subsidiaries) had a total of 36 full-time and 2 part-time employees, of which approximately 30 are engineers, scientists, environmental technicians and other professionals. None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.

OTHER INFORMATION

         See Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information regarding revenue from customers, a measure of profit or loss and total assets for each of the Company's segments for the last 3 fiscal years.

ITEM 1A.  RISK FACTORS
----------------------

         Investing in our securities involves a material degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth below as well as other information we include or incorporate by reference in this annual report and the additional information in the other reports we file with the U.S. Securities and Exchange Commission ("SEC").

         Credit and Business Risks

The documents governing our indebtedness restrict our ability and the ability of our subsidiaries to engage in some business transactions.

         We have entered into a loan arrangement with the Shaar Fund, Ltd that is secured by essentially all the assets in the Company that are not related to the receivable line of credit facility with Commerce Funding Corporation (the "New Shaar Note"). The New Shaar Note is used to fund working capital and general corporate requirements. As of December 31, 2005, the outstanding balance was $5,426,233. The agreements governing the Shaar Loan restricts our ability and the ability of our subsidiaries to, among other things, engage in the following actions:

         o declare or pay dividends on and redeem or repurchase capital stock;

         o transfer assets or make loans between us and some of our subsidiaries;

         o    make material changes in the nature or conduct of our business;

         o merge or consolidate with, acquire substantially all of the stock or assets of any other companies; and

         o    transfer or sell assets.

         Our failure to comply with obligations under the New Shaar Note could result in an event of default. A default, if not cured or waived, could permit acceleration of our indebtedness. We cannot be certain that we will be able to remedy any default. If our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Our Receivables Line of Credit may restrict our ability and the ability of our subsidiaries to engage in some business transactions.

         We have entered into a secured credit facility (the "Credit Facility") which consists of a one-year, $2 million receivables financing line of credit to fund working capital and general corporate requirements. As of December 31, 2005, the outstanding balance was $141,000.

         Our failure to comply with obligations under the Credit Facility could result in an event of default under the facility. A default, if not cured or waived, could permit acceleration of our indebtedness. We cannot be certain that we would be able to remedy any default. If our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

We Have Liquidity Problems and are Uncertain of Our Continued Access to Loans

         Our current monthly operating expenses exceed cash revenues by approximately $80,000. Currently, this cash shortfall is being covered by loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. may discontinue these loans at any time and for any reason. If that happened, we would not be able to meet our current obligations and would be unable to continue operations unless alternative funding was obtained.

         In addition, we owe $888,000 in loans that are currently due or are payable on demand. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

         If we are able to obtain financing to cover these obligations, it probably would involve additional dilution to shareholders or additional financial risk to the Company.

Our Ability to Operate as a Going Concern is in Doubt

         The report of our independent registered public accounting firm on our fiscal 2003, 2004 and 2005 consolidated financial statements contains a "going concern" qualification in which they express substantial doubt about our ability to continue in business.

         As shown in the consolidated financial statements for the years ended December 31, 2005, 2004, and 2003, the Company incurred losses of $2,714,000, $2,404,000, and $2,957,000, respectively. The Company has also experienced net cash inflows (outflows) from operating activities of ($1,337,000), ($1,532,000), and ($955,000) for the years ended December 31, 2005, 2004 and 2003 respectively. At December 31, 2005 and 2004 the Company had working capital (deficit) of ($4,586,000) and ($6,389,000) respectively. Overall, the Company has experienced significantly greater revenues and has improved its income/(loss) from operations from (988,000) to (2,000,000) for the year ended December 31, 2005 compared to the year ended December 31, 2004.

         Our losses have resulted from a combination of:

         o costs associated with expansion of our environmental management services business.

         o large expenditures for infrastructure to support our anticipated future growth;

         o    significant   costs   associated   with   our    commercialization
              activities;

         o    financing and interest expenses;

         o    inadequate  revenues due to  significant  delays in our  obtaining
              material  project   contracts  from  potential   governmental  and
              private-sector customers; and

         o    general and administrative expenses.

         Until we are able to obtain additional significant environmental services contracts, or one or more large projects for our SET technology, we will continue to experience losses.

Our Business Strategy Depends on Business Collaborations

         In the environmental services and hazardous waste treatment markets, the Company may not be able to enter into favorable business collaborations and might thus be required to bid upon projects for its own account. If such bids were successful, the Company would be required to make significant expenditures on personnel and capital equipment which would require significant financing.

         Even if the Company is successful in achieving favorable business collaborations, the implementation of such arrangements and the expansion of the Company's business may require the commitment of significant capital resources toward the hiring of technical and operational support personnel, the development of a waste treatment facility for SET, and the building of equipment for on-site remediation of contaminated elements. In the event the Company is presented with one or more significant environmental services contracts, reclamation or clean-up projects, individually or in conjunction with collaborative working partners, it may require additional capital to take advantage of such opportunities. There can be no assurance that such financing will be available or, if available, that it will be on favorable terms.

Our previously reported losses could increase due to our inability to accurately estimate the overall risks, revenue, or costs on a contract.

         We generally enter into three principal types of contracts with our clients: firm fixed-price, fixed-unit-rate, and time-and-materials award. Under our firm fixed-price and fixed-unit-rate contracts, we receive a fixed price regardless of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Under our time-and-materials contracts, we are paid for labor and costs incurred at negotiated contractual rates. Profitability on these contracts is driven by the extent of utilization of our billable personnel and cost control.

         Accounting for a contract requires judgment relative to assessing the contract's estimated risks, revenue, and costs, and on making judgments on other technical issues. Due to the size and nature of several of our contracts, the estimation of overall risks, revenue and costs at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances, or estimates may also adversely affect future period financial performance.

We may continue to encounter difficulties in pursuing our growth objectives.

         Although the Department of Energy has indicated that a number of new contracts will be awarded in 2006 and 2007, governmental awards are frequently delayed. Additionally, we cannot predict whether we will be successful in obtaining new federal services business awards. In some instances, we may choose to bid as the lead of a prime contractor team. In the past, we have operated mainly as a subcontractor or in a minority position on the prime contractor team. We expect to be bidding against organizations that have substantially greater resources and experience in being the leading prime contractor or sub-contractor for these kinds of projects.

         In light of these uncertainties for new business awards in our commercial and federal services business units, our growth plan anticipates pursuing new opportunities for providing services with respect to sampling and data management, low-level radioactive waste treatment at DOE sites in the United States. In many of these potential opportunities, we may not have experience comparable to our current and past experience in our federal and commercial businesses. Thus, we may be subject to a range of risks in obtaining and performing these types of businesses, the adequacy and experience of management, and the adequacy of operational resources and technical capabilities needed to perform these mandates successfully. We cannot predict whether we will be successful in obtaining or performing any new business initiatives in these new business areas.

         Government Contracting Risks

The U.S. government can audit and disallow claims for compensation under our government contracts, and can terminate those contracts without cause.

         Our government contracts, which are primarily with the DOE and DoD, are, and are expected to continue to be, a significant part of our business. We derived approximately 100% of our consolidated revenues in 2005 and 96% of our consolidated revenues in 2004 from contracts funded by the DOE. The work that we performed for customers that represented greater than 10% of the Company's segment revenues were with a prime contractor, Bechtel Jacobs Engineering. Allowable costs under government contracts are subject to audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with Federal government regulations, we could be required to reimburse the U.S. government for amounts previously received. In addition, if we were to lose and not replace our revenues generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations, and cash flows could be adversely affected.

         We have a number of contracts and subcontracts with agencies of the U.S. government, principally for environmental services and data management, that extend beyond one year and for which additional government funding has not yet been appropriated. We cannot be certain that the U.S. government will appropriate such funds.

         All contracts with agencies of the U.S. government are subject to unilateral termination at the option of the customer. In the event of a termination, we would not receive projected revenues or profits associated with the terminated portion of those contracts; however, all costs incurred prior to termination are recoverable in accordance with Federal Acquisition Regulations.

         In addition, government contracts are subject to specific procurement regulations, contract provisions, and a variety of other socioeconomic requirements relating to the formation, administration, performance, and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements, or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of these regulations, requirements, or statutes, our existing government contracts could be terminated, we could be suspended from government contracting or subcontracting, including federally funded projects at the state level, and our ability to participate in foreign projects funded by the United States could be adversely affected. If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer a significant reduction in expected revenues.

Most of our government contracts are awarded through a regulated competitive bidding process. The inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

         Most of our government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. In addition, government clients can generally terminate or modify their contracts at their convenience. Moreover, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. The inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project.

         We perform projects jointly with outside partners, entering into subcontracts, joint ventures, and other contractual arrangements so that we can jointly bid and perform on particular projects. Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner's shortfall. If we are unable to adequately address our partner's performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation, and reduced profit or loss on the project.

         Our future success will likely depend, in part, on the success of our existing collaborative relationships. Collaborative arrangements involve risks that the participating parties may disagree on business decisions and strategies resulting in potential delays, additional costs, and risks of litigation. Our inability to successfully maintain existing collaborative relationships or enter into new collaborative arrangements could have a material adverse effect on our results of operations.

         Regulatory Risks

Our services expose us to significant risks of liability and our insurance policies may not provide adequate coverage.

         When we perform our hazardous waste treatment services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. Although we are committed to a policy of operating safely and prudently, we may be subject to liability claims by employees, customers, and third parties as a result of such exposures. In addition, we may be subject to fines, penalties, or other liabilities arising under environmental or safety laws. To date, we have been able to obtain liability insurance for the operation of our business. However, there can be no assurance that our existing liability insurance is adequate or that it will be able to be maintained or that all possible claims that may be asserted against us will be covered by insurance. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and financial condition.

We operate in a highly regulated industry requiring our customers and us to have and comply with federal, state, and local government permits and approvals.

         We and our customers operate in a highly regulated environment. Facilities utilizing our hazardous waste treatment technology are required to have federal, state, and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation, or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals or with environmental and safety laws may adversely affect our operations and may subject us to penalties and other sanctions.

         In addition to regulatory requirements, environmental laws impose joint and several liabilities for the cleanup of contamination upon the current and former owners and operators of contaminated property and on any party who arranges for the disposal or treatment of hazardous substances at a facility that is or becomes contaminated. Such liability is imposed without regard to fault and regardless of knowledge or compliance with environmental requirements. There can be no assurance that we will not face such liability in the future.

         In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we or our customers may be required to obtain additional operating permits or approvals. Changes in environmental requirements also may require us to change or improve our waste management technologies and services and incur additional expenses. There can be no assurance that we will be able to meet all of the applicable regulatory requirements.

Changes in existing environmental laws, regulations, and programs could reduce demand for our environmental services, which could cause our revenues to decline.

         A significant amount of our engineering services and hazardous waste treatment business is generated either directly or indirectly as a result of existing Federal and state laws, regulations, and programs related to pollution and environmental protection. Federal, state, and local environmental legislation and regulations require substantial expenditures and impose liabilities for noncompliance. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for environmental services that may have a material adverse effect on our revenue.

         Competition Risks

We face increasing competition in the provision of environmental services and waste treatment technologies.

         The environmental services and hazardous waste treatment industry is characterized by several large companies and numerous small companies. Any of these companies may possess or develop technologies superior to our technologies. In addition, we compete with companies offering environmental services and hazardous waste treatment technologies alternatives. In our services business, our competitors range from major national and regional environmental service and consulting firms with large environmental services staffs to small local firms. To the extent that our competitors offer more cost-effective management technology alternatives or offer comparable services at lower prices, our ability to compete effectively could be adversely affected.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

         We are dependent upon our ability to attract and retain highly qualified managerial and business development personnel, skilled technical specialists, and experts in a wide range of scientific, engineering, and health and safety fields. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, business development, and technical personnel or that we will attract or assimilate key personnel in the future. Failure to retain or attract such personnel could materially adversely affect our businesses, financial position, results of operations, and cash flows.

         We are also highly dependent upon the technical expertise and management experience of our senior management. The loss of the services of any of these individuals could have a material adverse effect on our results of operations and financial condition. Senior management is not subject to employment agreements. There are no "key man" life insurance policies on any members of senior management or any other personnel.

         Other Risks

Certain Anti-Takeover Provisions and Potential Adverse Effect on Market Price of Securities from Issuance of Preferred Stock

         The Company's certificate of incorporation, as amended (the "Certificate of Incorporation"), and by-laws (the "By-laws") contain certain provisions that could have the effect of delaying or preventing a change of control of the Company, which could limit the ability of security holders to dispose of their shares in such transactions. The Certificate of Incorporation authorizes the Board of Directors to issue one or more series of preferred stock without stockholder approval. Such preferred stock could have voting and conversion rights that adversely affect the voting power of the holders of Convertible Preferred Stock or Common Stock, or could result in one or more classes of outstanding securities that would have dividend, liquidation or other rights superior to those of the Convertible Preferred Stock or Common Stock. Issuance of such preferred stock may have an adverse effect on the then prevailing market price of the Convertible Preferred Stock or Common Stock. Additionally, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware general corporate law (DGCL), which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Section 203 of the DGCL could have the effect of delaying or preventing a change of control of the Company.

Our Charter Contains Authorized, Unissued Preferred Stock That May Inhibit A Change Of Control Of Our Company Under Circumstances That Could Give You An Opportunity To Realize A Premium Over Prevailing Market Prices Of Our Securities.

         Our certificate of incorporation and by-laws contain provisions that could make it more difficult for a third party to acquire the company under circumstances that could give stockholders an opportunity to realize a premium over then-prevailing market prices of our securities. Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval and upon terms as it may determine. The rights of holders of our common stock are subject to, and may be adversely affected by, the rights of future holders of preferred stock. In addition, our by-laws require stockholders to provide advance notice to nominate candidates for election as directors and to submit proposals for consideration at stockholder meetings.
Section 203 of the Delaware General Corporation Law makes it more difficult for an "interested stockholder" (generally a 15% stockholder) to effect various business combinations with a corporation for a three-year period after the stockholder becomes an "interested stockholder." In general, these provisions may discourage a third party from attempting to acquire our company and, therefore, may inhibit a change of control of our company

The value of our Common Stock could continue to be volatile.

         Our Common Stock has experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our Common Stock may continue to fluctuate greatly. The trading price of our Common Stock may be significantly affected by various factors, including:

         o quarter-to-quarter variations in our financial results, including revenue, profits, and other measures of financial performance or financial condition;

         o ability to continue to finance any shortfalls in cash flows which currently average $80,000 per month:

         o conversion of our convertible debt and preferred stock instruments into the Company's common stock will be dilutive;

         o    announcements of new contracts or technological development;

         o    announcements   by   us  or   our   competitors   of   significant
              acquisitions;

         o    resolution of threatened or pending litigation;

         o    status of our collaborative arrangements or those of competitors;

         o changes in investors' and analysts' perceptions of our business or any of our competitors' businesses;

         o investors' and analysts' assessments of reports prepared or conclusions reached by third parties;

         o    changes in environmental legislation;

         o    patent or proprietary rights developments;

         o    broader market fluctuations; and

         o    general economic or political conditions.

         Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options, the value of which are dependent on the performance of our stock price.

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our Common Stock.

         Our quarterly revenue, expenses, and operating results may fluctuate significantly because of a number of factors, including:

         o unanticipated changes in contract performance that may affect profitability, particularly with contracts that have funding limits;
         o the timing of resolutions on requests for equitable adjustments ("REAs"), and other contract adjustments;
         o the seasonality of the spending cycle of our public sector clients, notably the Federal government, and the spending patterns of our commercial sector clients;
         o    employee staff levels and utilization rates;
         o the ability of our clients to terminate engagements without penalties;
         o    delays incurred in connection with an engagement;
         o    the size and scope of engagements;
         o    changes in the prices of services offered by our competitors;
         o    changes in accounting rules; and
         o    general economic or political conditions.

         Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.

Absence of Dividends on Common Stock

         The Company has never declared or paid any dividends on its Common Stock. The declaration and payment in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board of Directors of the Company and will depend upon a variety of factors, including the ability of the Company to service its outstanding indebtedness, the Company's future earnings, if any, capital requirements, financial condition and such other factors as the Company's Board of Directors may consider to be relevant from time to time. Pursuant to the terms governing the Convertible Preferred Stock, the Company's Board of Directors may not declare dividends payable to the holders of Common Stock unless and until all accrued cash dividends through the most recent past annual payment date have been paid in full to the holders of the Convertible Preferred Stock. Earnings of the Company, if any, not paid as dividends to holders of the Convertible Preferred Stock are expected to be retained for use in expanding the Company's business. Accordingly, the Company does not expect to declare or pay any dividends on its Common Stock in the foreseeable future.

Potential Adverse Effect on Market Price of Securities from Future Sales of Common Stock

         Assuming the conversion of all securities convertible into Common Stock and the exercise of all warrants and options to purchase Common Stock using the closing stock quote as April 5, 2006, the Company will have approximately 51,214,691 shares of Common Stock outstanding as of December 31, 2005. Of such shares, 27,814,469 shares of Common Stock will be freely tradable without restriction or further registration under the Securities Act, subject, if purchased by "affiliates" of the Company, to the volume and certain other limitations of Rule 144 promulgated under the Securities Act. The remaining 23,400,222 shares of Common Stock are "restricted securities" as defined in Rule 144 promulgated under the Securities Act, and may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 or another exemption from registration under the Securities Act. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock (including shares of Common Stock issued upon the conversion of the Convertible Preferred Stock and the exercise of outstanding warrants and stock options), or the perception that such sales could occur, could adversely affect prevailing market prices for the Common Stock. If such sales reduce the market price of the Common Stock, the Company's ability to raise additional capital in the equity markets could be adversely affected.

Future Sales Of Our Common Stock May Have A Depressive Effect On The Market Price Of Our Stock

         Sales of substantial amounts of our common stock, or the perception that those sales could occur, could adversely affect prevailing market prices for our common stock. On a fully-diluted basis (not including the shares of our common stock underlying any of our outstanding convertible preferred stock or the conversion feature of the New Shaar Note), approximately 13,977,679 shares of our common stock would be outstanding as of December 31, 2005. Of such shares, 12,282,389 shares would be freely tradable without restriction or further registration under the Securities Act, except to the extent those shares are held by our "affiliates." The remaining 1,695,290 shares are "restricted securities" as defined in Rule 144 promulgated under the Securities Act, and may only be sold in the public market if those shares are registered under the Securities Act of 1933, as amended, or sold in accordance with Rule 144 or another exemption from registration.

Our Stock Price Could Decline Due to Sales of Shares Issued upon Conversion of the Series J Convertible Preferred Stock or the New Shaar Note or by Short Sales.

         To the extent the Series J convertible preferred stock and/or the balance of the New Shaar Note are converted into shares of our common stock, or dividends in respect of those securities are paid in shares of our common stock rather than cash, a significant number of additional shares of common stock may be sold into the market, which could decrease the price of our common stock due to additional supply of shares relative to demand in the market. In that case, we could be required to issue an increasingly greater number of shares of our common stock upon future conversions of Series J convertible preferred stock and /or the exercise of the conversion feature on the New Shaar Note, sales of which could further depress the price of our common stock and have a material adverse effect on the value of your investment. Moreover, since the conversion prices of the Series J convertible preferred stock and the conversion feature on the New Shaar Note will be based on the average of the closing prices of our common stock over a period of ten trading days prior to conversion, but in no case greater than $0.50 per share or less than $0.05 per share, the conversion prices could be less than the actual market price of our common stock on the date of conversion.

         If the sale of a large amount of shares of our common stock upon conversion of the Series J convertible preferred stock and the exercise of the conversion feature on the New Shaar Note results in a decline in the price of our common stock, this event could encourage short sales of our common stock by stockholders, or margin calls upon investors in our common stock. Short sales or margin calls could place further downward pressure on the price of our common stock.

         No corporation actions requiring stockholder approval can take place without the approval of our controlling stockholders. The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 42 percent of our voting stock. These stockholders acting together or with others would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES.
-------  -----------

         The Company's principal executive offices are located in New York, New York. The Company leases approximately 2,000 square feet of office space in New York from an affiliate of Bentley J. Blum, a director and principal stockholder of Commodore Environmental Services, Inc. ("Environmental") and a director of the Company, Solution, Commodore Separation Technologies, Inc. ("Separation"), Advanced Sciences and certain other subsidiaries and affiliates of the Company. Such space also serves as the principal executive offices of Environmental and certain of its affiliates. Although the Company's lease for the New York City space expired in December 1998, the Company has been permitted to use the New York City office space during 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006 in exchange for providing general and director & officer insurance coverage to Environmental and Separation under its policy. In November 2003 the Company issued 1,367,790 warrants to Mr. Blum for consideration for the loans made to the Company, the usage of office space and personnel of the Blum Asset Trust over the last five years, and debt forbearance on the Blum Demand Note.

         In addition to the New York, New York facilities, since April 2000, the Company has leased approximately 1,600 square feet of space in Alexandria, Virginia from Dr. Shelby T. Brewer, a director and executive officer of the Company, on a month-to-month basis, for a rental payment in the amount of $1,700 per month.

         The Company leases approximately 400 square feet of laboratory, office and storage space at Kirtland Air Force Base in Albuquerque, New Mexico for rental payments in the amount of $735 per month, pursuant to a month-to-month lease arrangement.

         The Company leases approximately 1000 square feet of exterior covered storage space for the Company's industrial and waste processing equipment in Hobbs, New Mexico for rental payments in the amount of $263 per month, pursuant to a month-to-month lease arrangement.

         The Company leases approximately 1500 square feet of storage for various pieces of the Company's industrial and waste processing equipment from Mr. Jon Rogers, an employee of the Company, in Mount Gilead, Ohio for rental payments in the amount of $500 per month, pursuant to a month-to-month lease arrangement.

         The Company leases approximately 500 square feet of storage for raw materials to be used in the Company's waste processing equipment in Mobile, Alabama for rental payments in the amount of $172 per month, pursuant to a month-to-month lease arrangement.

         Advanced Sciences' principal executive and administrative offices are located in Richland, Washington. Advanced Science leases approximately 3,750 square feet of space for rental payments in the amount of $3,500 per month under a yearly lease.

         In addition to the Richland, Washington facilities, Advanced Sciences has leased approximately 1,600 square feet of space in Oak Ridge, TN for its administrative functions, on a three year lease, for a rental payment in the amount of $1,900 per month. Additionally, Advanced Sciences leases approximately

5,500 square feet of space at K-1035, at a DOE facility in Oak Ridge for its operational staff for the EDAM contract, on a three year lease, for a rental payment in the amount of $3,385 per month.

         Advanced Sciences also leases approximately 1,000 square feet of space for field operations in Wheat Ridge, Colorado for a rental payment in the amount of $840 per month.

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

         As of April 15, 2006, no litigation has been filed against the Company, or any of the Company's subsidiaries with respect to this indemnification issue. The Company is currently investigating all of the relevant facts and circumstances in connection with the Surety's potential claim or cause of action. No amount has been recorded in the financial statements as the Company is unable to determine a loss amount, if any, on the issue of indemnification.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         Note: Share information presented in Item 14 is not adjusted for the 1:20 reverse split effective August 29, 2005.

  Commodore Applied Technologies, Inc. (CXII:OTCBB) 2003 Annual Meeting Results
                              The Fitzpatrick Hotel
                    687 Lexington Avenue, New York, NY 10015
                        February 8, 2005 - 11:00 a.m. EST
--------------------------------------------------------------------------------


Number of Outstanding Shares - 134,346,053
Shares Eligible to Vote - 130,908,553
Shares Voted in Person or by Proxy - 122,364,910 (93.41%)

This Report indicates that stockholders owning a majority of the issued and outstanding shares of the Company's Common Stock have voted:

         1. to elect Bentley J. Blum, Shelby T. Brewer, Frank E. Coffman, James M. DeAngelis, Paul E. Hannesson, O. Mack Jones, VADM Michael
              P. Kalleres and William A. Wilson as Directors;
         2. to authorize our Board of Directors in its discretion, to amend our Certificate of Incorporation to effect a reverse stock split in a ratio of between 1-for-10 and 1-for-20, without further approval of our stockholders; and
         3. to ratify Tanner + Co. as the Company's independent auditors for the year ended December 31, 2004.

REPORT OF INSPECTORS OF ELECTION
--------------------------------

         David Rillera and Thomas Kamish certified that they were the duly appointed Inspectors of Election for the Annual Meeting of Stockholders held on February 8, 2005 (the "Meeting") of Commodore Applied Technologies, Inc., a Delaware corporation, and that the results of the votes cast at the Meeting were as follows:

PROPOSAL 1.       Election of Directors
-----------       ---------------------
                                 For                         Withheld
                           -----------------             ------------------
Bentley J. Blum              120,830,686       98.7%         1,534,224      1.3%
                           -----------------             ------------------
Shelby T. Brewer, PhD        121,407,115       99.2%          957,795       0.8%
                           -----------------             ------------------
Frank E. Coffman, PhD        120,994,640       98.5%         1,370,270      1.1%
                           -----------------             ------------------
James M. DeAngelis           120,018,765       98.1%         2,346,145      1.9%
                           -----------------             ------------------
Paul E. Hannesson            120,935,901       98.8%         1,429,009      1.2%
                           -----------------             ------------------
O. Mack Jones                120,935,701       98.8%         1,429,209      1.2%
                           -----------------             ------------------
VADM Michael P. Kalleres     120,997,190       98.9%         1,367,720      1.1%
                           -----------------             ------------------
William A. Wilson            120,996,190       98.9%         1,368,720      1.1%
                           -----------------             ------------------

PROPOSAL 2.       To  authorize  our board of directors  in its  discretion,  to amend our certificate of incorporation to effect a reverse stock split in a ratio of between 1-for-10 and 1-for-20, without further approval of our stockholders.



        For                          Against                      Abstain
--------------------            ------------------           -------------------
    111,466,595        85.1%       10,841,095        8.3%          57,220
--------------------            ------------------           -------------------



PROPOSAL 3.       Ratification  of  Appointment  of Tanner + Co. as  Commodore's
                  Independent Auditors for the Year Ending December 31, 2004.


        For                         Against                     Abstain
--------------------             ---------------            --------------------
    120,688,393        99.75%       298,317        0.25%       1,378,260
--------------------             ---------------            --------------------

                                     PART II
                                     --------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY A ND RELATED STOCKHOLDER  MATTERS
         -----------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES.
         ------------------------------------------

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

         On August 29, 2005, at the close of business, the Company effectuated the previously approved reverse stock split with the established ratio of 1-for
20. Applied common stock began trading on a reverse-split basis on August 30, 2005. As a result of the reverse stock split, every 20 shares of Applied common stock were combined into one share of Applied common stock. As a result of the reverse stock split, the issued and outstanding shares of Applied common stock were reduced from approximately 156 million shares to approximately 7.8 million shares. The number of authorized shares is not reduced. Shares of Applied common stock trade on the Nasdaq Over the Counter Bulletin Board Market under the symbol CXIA. As of March 31, 2006, there were 283 record holders of the Company's common stock.

         The following table sets forth, for the fiscal periods shown, the high and low sale prices (rounded to the nearest cent) for the Company's common stock as reported on the AMEX (prior to March 6, 2003) and on the OTCBB (after March 6, 2003).

                                                   Common Stock
                                                 ----------------
                                                 High         Low
                                                 ----         ---
Fiscal 2005
      First Quarter..........................    $0.34        $0.12
      Second Quarter.........................     0.21         0.10
      Third Quarter..........................     0.30         0.12
      Fourth Quarter.........................     0.27         0.09

Fiscal 2004
      First Quarter..........................    $0.60        $0.20
      Second Quarter.........................     1.00         0.40
      Third Quarter..........................     0.60         0.40
      Fourth Quarter.........................     0.40         0.20

All stock quotes have been adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

ISSUANCE OF COMMON STOCK SUBSEQUENT TO DECEMBER 31, 2005

         None.

DIVIDEND INFORMATION

Exchange Agreement of Series E Preferred Stock and Series F Preferred Stock

         On April 12, 2005, the Company authorized the issuance of 550,000 shares of Series I Convertible Preferred Stock ("Series I Preferred"), par value $0.001 per share, each such share of Series I Preferred having a stated value of $10.00 per share. These preferred shares are convertible into common stock at the rate of the average closing price of the Company's common stock for the previous ten trading days, and the conversion rate is not to exceed $0.57 per share. Non-cumulative dividends accrue at ten percent, and will be payable quarterly beginning February 2006. The Company has reserved 3,750,000 shares of common stock for the potential conversion of the Series I Convertible Preferred Stock into common stock.

         Also on April 12, 2005, a Series E and F preferred stockholder agreed to exchange all of their Series E and F preferred stock and all accrued and unpaid dividends thereon, for 395,302 shares of Series I Convertible Preferred Stock. Effective October 1, 2005, 388,302 shares of Series I Preferred were exchanged for 388,302 shares of Series J Preferred. The preferred stockholder has 0 shares of Series I preferred stock at December 31, 2005.

Exchange Agreement of Series I Preferred Stock for Series J Preferred Stock

         Effective October 1, 2005, the Company authorized the issuance of 550,000 shares of Series J Convertible Preferred Stock ("Series J Preferred"), par value $0.001 per share, each such share of Series J Preferred having a stated value of $10.00 per share. These preferred shares are convertible into common stock at the rate of the average closing price of the Company's common stock for the previous ten trading days, and the conversion rate no less than $0.05 and no more than $0.50 per share. Non-cumulative dividends accrue at ten percent, and will be payable quarterly beginning February 2006. The Company has reserved 40,000,000 shares of common stock for the potential conversion of the Series J Convertible Preferred Stock and the Amended and Restated Shaar Note into common stock.

         Also, effective October 1, 2005, a Series I Preferred stockholder agreed to exchange 388,302 shares of their Series I Preferred, excluding all accrued and unpaid dividends thereon, for 388,302 shares of Series J Preferred. The preferred stockholder has 388,302 shares of Series J Preferred at December 31, 2005.

         Series H Preferred Stock
         ------------------------

         The holders of the Company's Series H Convertible Preferred Stock, par value ($0.001) per share (the "Series H Preferred"), are entitled to a dividend rate of 3% over the term of the securities. Through December 31, 2005, the Company had not paid cash dividends and the Company has accrued $80,789 in unpaid dividends. The Company has the option to pay the dividends accrued in all periods in additional shares of Series H Preferred.

         Series I Preferred Stock
         ------------------------

         The holders of the Company's Series I Convertible Preferred Stock, par value ($0.001) per share (the "Series I Preferred"), are entitled to a dividend of 10% over the term of the securities. Through December 31, 2005, the Company has accrued $183,697 in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after March 31, 2006 in the Company's common stock rather than cash. During 2005 the Company has not paid any of the accrued dividends on all of the converted Series I Preferred shares to date.

         Series J Preferred Stock
         ------------------------

         The holders of the Company's Series J Convertible Preferred Stock, par value ($0.001) per share (the "Series J Preferred Stock"), are entitled to a dividend of 10% over the term of the securities. Through December 31, 2005, the Company has accrued $96,632 in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after March 31, 2006 in the Company's common stock rather than cash. During 2005, no shares of the Company's Series J Preferred Stock were converted.

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

RECENT SALES OF UNREGISTERED SECURITIES

Exchange Agreement of Series I Preferred Stock for Series J Preferred Stock

         Effective as of October 1, 2005, the Company authorized the issuance of 550,000 shares of Series J Convertible Preferred Stock ("Series J Preferred"), par value $0.001 per share, each such share of Series J Preferred having a stated value of $10.00 per share.

         The Series J Preferred shall have the following rights, privileges, and limitations:

         a)   The conversion feature shall be exercisable immediately.
         b) The conversion price of the Series J Preferred shall be determined by the average closing price of Company's common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.50 per share or less than $0.05 per share.
         c) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.
         d) The Series J Preferred shall have a non-cumulative annual dividend of 10%, payable in cash or shares of the Company's common stock at the Company's election.
         e)   Dividend will be paid quarterly  commencing March 31, 2006, to the
              Holders of record of shares of the Series J Preferred Stock.
         f)   The Company has reserved 40,000,000 shares of its common stock for the conversion of the Series J Preferred and the Amended New Shaar Convertible Note.

         Effective as of October 1, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "New Shaar Exchange Agreement"). Under terms of the New Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series I Preferred (excluding all other accrued and unpaid dividends thereon) for 388,302 shares of the Company's Series J Preferred. See "MD&A - Liquidity and Capital Resources."

2005 Amended New Shaar Convertible Note

         Effective as of October 1, 2005, Shaar and the Company have agreed to amend the New Shaar Convertible Note (the "Amended New Shaar Convertible Note").

         The Amended New Shaar Convertible Note shall have the following rights, privileges, and limitations:

         a) The Amended New Shaar Convertible Note bears an interest rate of 10% per annum, which is payable in cash or shares of the
                  Company's common stock at the Company's election.
         b) Interest shall accrue on the principal amount for a one year period ("Deferral Period"). On March 22, 2006, the Company will owe a single lump sum payment to the holder in an amount equal to all interest that accrued during the Deferral Period. This lump sum payment has not been made as of April 17, 2006.
         c) Beginning April 15, 2006, and monthly thereafter on the 15th day of each month until March 22, 2009 ("Maturity Date"), the Company shall pay to Shaar all accrued and unpaid interest ("Interest

              Payments")on the principal balance of the note accruing during the prior month.
         d) On the Maturity Date, the Company shall make a single lump sum payment to Shaar equal to the outstanding principal balance of the Amended New Shaar Convertible Note ("Principal Balance"), together with all accrued and unpaid interest.
         e) At the option of Shaar, the outstanding Principal Balance may be converted, either in whole or in part, into shares of the Company's common stock.
         f) The conversion price of the payment of the Principal Balance, the Deferral Period, and the Interest Payments shall be determined by the average closing price of Company's common stock in the 10 trading days preceding the conversion date, but in no event shall the conversion price be more than $0.50 per share or less than $0.05 per share ("Conversion Price").
         g) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.
         h) The Amended New Shaar Convertible Note may not be prepaid by the Company prior to the Maturity Date.
         i) The Company has reserved 40,000,000 shares of its common stock for the conversion of the Amended New Shaar Convertible Note and the Series J Preferred.

2005 Exchange Agreement of Series E Preferred Stock and Series F Preferred Stock

         Effective as of April 12, 2005, the Company authorized the issuance of 550,000 shares of Series I Convertible Preferred Stock ("Series I Preferred"), par value $0.001 per share, each such share of Series I Preferred having a stated value of $10.00 per share.

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

         Effective as of April 12, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "Shaar Exchange Agreement"). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E Preferred and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company's Series I Preferred. Effective October 1, 2005, 388,302 shares of Series I Preferred were exchanged for 388,302 shares of Series J Preferred

April 2005 New Shaar Convertible Note

         Additionally, under the Shaar Exchange Agreement, the Company issued an Amended and Restated Secured Promissory Note of the Company, amending and restating a note originally issued June 13, 2001, which such Note has an outstanding principal balance as of April 12, 2005 of $3,251,585.35 ("Old Shaar Note").

         Effective as of April 12, 2005 Shaar executed a purchase agreement ("Milford Capital Purchase Agreement") to Milford Capital & Management ("Milford"). In accordance with the terms of the Milford Capital Purchase Agreement, Shaar purchased a secured promissory note of the Company, initially issued to Milford on June 13, 2001, in the original principal amount of $500,000, which had an outstanding principal balance on March 31, 2005 of $188,149 ("Old Milford Note"), together with (i) all interest, additional obligations, forbearance fees, exit fees, penalties and other amounts due and payable from time to time under or in connection with the Old Milford Note, and
(ii) the Forbearance Amount in connection with the Forbearance Agreement, dated January 30, 2004, between Milford and the Company, and Shaar in which Shaar agreed to forgive payment from the Company to Shaar of $300,000 of accrued and unpaid dividends on shares of the Company's Series E Preferred held by Shaar ("Forgiven Dividends") and consented to the transfer of the dollar value of the Forgiven Dividends to Milford as part of the forbearance fee payable to Milford under the Forbearance Agreement of 2004.

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

         The New Shaar Convertible Note shall have the following rights, privileges, and limitations:

         a) The New Shaar Convertible Note bears an interest rate of 10% per annum, which is payable in cash or shares of the Company's common stock at the Company's election.
         b) Interest shall accrue on the principal amount for a one year period ("Deferral Period"). On March 22, 2006, the Company will owe a single lump sum payment to the holder in an amount equal to all interest that accrued during the Deferral Period. This lump sum payment has not been made as of April 17, 2006.
         c) Beginning April 15, 2006, and monthly thereafter on the 15th day of each month until March 22, 2009 ("Maturity Date"), the Company shall pay to Shaar all accrued and unpaid interest ("Interest Payments")on the principal balance of the note accruing during the prior month.
         d) On the Maturity Date, the Company shall make a single lump sum payment to Shaar equal to the outstanding principal balance of the New Shaar Convertible Note ("Principal Balance"), together with all accrued and unpaid interest.
         e) At the option of Shaar, the outstanding Principal Balance may be converted, either in whole or in part, into shares of the Company's common stock.
         f) The conversion price of the payment of the Principal Balance, the Deferral Period, and the Interest Payments shall be determined by the average closing price of Company's common stock in the 10 trading days preceding the conversion date,, but in no event shall the conversion price be more than $0.57 per share ("Conversion Price").
         g) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.
         h) The New Shaar Convertible Note may not be prepaid by the Company prior to the Maturity Date.

         On April 27, 2005, a private investor purchased $100,000 of the Company's common stock at the market price. The Company issued the private investor 500,000 shares of common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company's common stock, the Company issued the private investor a 3-year warrant for 200,000 shares of the Company's common stock at an exercise price of $0.20 per share. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities. See "Liquidity and Capital Resources."

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

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

         The following table presents selected financial data of the Company, as of December 31, 2005, 2004, 2003, 2002 and 2001 and for the years then ended. The following selected historical data is derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

Consolidated Statement of Operations Data: (in thousands, except per share data)

                                                        2001           2002         2003          2004           2005
                                                    ------------   -----------   ----------   ------------   ------------
Revenue:
    Contract revenues...............                $      4,590   $     3,710   $      660   $        738   $     10,275
Cost of sales:
    Cost of revenues................                       3,369         2,108          811            919          9,132
    Research and development........                         423           297           70              9              5
    General and administrative......                       2,420         1,792        1,700          1,674          2,072
    Depreciation and amortization...                         658           314          267            136             54
       Impairment of Machinery                               776            --           --             --             --
       Impairment of Patents                                 627            --           --             --             --
                                                    ----------------------------------------------------------------------
Loss from operations................                      (3,683)         (801)      (2,188)        (2,000)          (988)
                                                    ----------------------------------------------------------------------
    Interest income.................                          38            --           --             --             --
    Interest expense................                        (226)         (104)        (769)          (404)        (1,183)
Net gain (loss) on embedded derivative liability              --            --           --             --           (543)
Equity in net losses of subsidiary.                         (295)           --           --             --             --
                                                    ----------------------------------------------------------------------
Loss before income taxes ...........                      (4,166)         (905)      (2,957)        (2,404)        (2,714)
                                                    ----------------------------------------------------------------------
     Income taxes....................                         --             -           --             --             --

     Loss on disposal of discontinued operations              --        (4,134)          --             --             --
     Loss gain from discontinued operations               (2,388)         (933)          --             --             --

                                                    ----------------------------------------------------------------------
Net loss ...........................                $     (6,554)  $    (5,972)  $   (2,957)  $     (2,404)  $     (2,714)

Deemed dividends accrued to preferred stockholders          (408)         (528)        (374)          (291)        (4,067)

Net loss applicable to common shareholders                (6,962)       (6,500)      (3,331)        (2,695)        (6,781)

Net loss per share -- basic and diluted             $      (2.62)  $     (2.25)  $     (.72)  $       (.43)  $      (0.93)
Weighted average number of shares (000's)
---------------------------------------------------
     basic and diluted..............                       2,662         2,889        4,602          6,334          7,309


Consolidated Balance Sheet Data: (in thousands)

                                                        2001           2002         2003          2004           2005
                                                    ------------   -----------   ----------   ------------   ------------
Cash and cash equivalents.........                  $        170   $        59   $       --   $         15   $         65
Assets held for sale - DRM........                        29,407            --           --             --             --
Total assets......................                        31,200           736          246            369          2,417
Long term debt....................                            --           431        1,575          3,034          5,426
Liabilities held for sale - DRM...                        22,165            --           --             --             --
Total liabilities.................                        29,629         5,025        6,898          9,697         12,281
Stockholders' (deficit) equity....                         1,571        (4,289)      (6,652)        (9,328)        (9,864)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

OVERVIEW

         The Company is engaged in providing a range of engineering and technical services to the public and private sectors related to (i) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste; and (ii) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing SET.

         Through Advanced Sciences, formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the U.S. As some government contracts are funded in one-year increments, there is a possibility for cutbacks as these contracts constitute a major portion of Advanced Sciences' revenues, and such a reduction would materially affect the operations. However, management believes Advanced Sciences' existing client relationships will allow the Company to obtain new contracts in the future. The Company has access to technologies related to the separation and destruction of mixed waste, polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs). The Company is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures.

         The Company has identified two reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131. These two segments are as follows: Commodore Advanced Sciences, Inc., which primarily provides various environmental sampling, analysis and data management services to Government agencies on a lump sum and fixed cost basis; and Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000. Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $888,000 in loans that are currently due or are payable on demand. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

         The report of our independent registered public accounting firm on our fiscal 2003, 2004 and 2005 consolidated financial statements contains a "going concern" qualification in which they express substantial doubt about our ability to continue in business. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

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

Valuation of Stock, Options and Embedded Derivatives

         We value and account for the issuance of equity instruments, embedded or otherwise, to non-employees to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable. The fair value of stock issued for goods or services is determined based on the quoted market price on the date the commitment to issue the stock has occurred. The fair value of stock options, warrants granted to non-employees for goods or services is calculated on the date of grant using the Black-Scholes options pricing model. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated using the Black-Scholes options pricing model.

Revenue Recognition

         Substantially all the Company's current revenues consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for unit prices. Revenue under unit price contracts are recorded when the services are provided.

         Most of the Company's historical contracts provided for reimbursement of costs plus fixed fees. Direct and indirect contract costs incurred in reimbursement plus cost contracts are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and has established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited the Company's contracts through 1999. An allowance for potential disallowances is recorded as a reduction in revenue based upon the portion of billed and unbilled receivables that management believes may be disallowed upon audit by the DCAA.

RESULTS OF OPERATIONS

Year ended December 31, 2005 compared to Year ended December 31, 2004

         Revenues were $10,275,000 for the year ended December 31, 2005, compared to $738,000 for the year ended December 31, 2004. The increase in revenues is due to the increases in revenue contribution by Advanced Sciences as certain contracts were renewed and other contracts were initiated.

         In the case of Advanced Sciences, revenues were $10,189,000 for the year ended December 31, 2005, compared to $698,000 for the year ended 2004. Revenues in 2004 were primarily from engineering and scientific services performed for the United States government under two contracts similar to those in place in 2003. Advanced Sciences had four major customers in 2005, one of which represents more than 10% of annual revenue. The combined revenue for these four customers was $10,020,000 or 98% of the Company's total 2005 revenue. The increase in revenues at Advanced Sciences is primarily the result of the award of the EDAM contract, renewal of existing contracts, and overall, more subcontract work being performed in 2005. Cost of sales increased from $548,000 for 2004 to $9,078,000 for 2005. An increase in cost of sales at Advanced Sciences was the result of greater revenues due to the operation of the EDAM contract. The Company has a substantial backlog for a similar volume of work for the EDAM contract for the calendar year 2006. Revenues and associated expenses in relation to the EDAM contract are expected to be consistent with those observed in calendar year 2005. All other operating expenses remained constant as a direct result of operating efficiencies on the remaining contracts. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         In the case of Solution, revenues were $86,000 for the year ended December 31, 2005 as compared with $40,000 for the year ended December 31, 2004. The decrease is primarily due to the decrease in feasibility studies and commercial processing. Revenues in 2005 were primarily from remediation services performed for a scrap metal recycling company in the U.S. under a subcontract. Solution had one major customer which represented more than 10% of annual revenue. The revenue for this customer was $86,000 or 100% of the Solution's total 2005 revenue. The increase in revenues at Solution is primarily the result of marginally greater subcontract work being performed in 2005. Cost of sales was $54,000 for the year ended December 31, 2005 as compared to $371,000 for the year ended December 31, 2004. The decrease in cost of sales is attributable to less machinery and equipment refurbishment costs relating to the revenues produced for subcontract work being performed in 2005. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         For the year ended December 31, 2005, the Company incurred research and development costs of $5,000, as compared to $9,000 for the year ended December 31, 2004. 100% of the research and development costs are attributable to the operations of Advanced Sciences in 2005 and Solutions in 2004. In 2005, the Company invested less money in laboratory work then it had in 2004.

         General and administrative expenses for the year ended December 31, 2005 were $2,072,000 as compared to $1,674,000 for the year ended December 31, 2004. This increase reflects the impact of the EDAM contract and some of the restructuring steps in the Company throughout 2005.

         In the case of Advanced Sciences, general and administrative costs increased from $308,000 for the year ended December 31, 2004 to $618,000 for the year ended December 31, 2005. This increase reflects increased sales and marketing focus and the costs associated with Advanced Sciences bid and proposal efforts as Advanced Sciences continues to expand its contract base and seek new contracting opportunities. Solution incurred general and administrative costs of $16,000 for the year ended December 31, 2005 as compared with $120,000 for the year ended December 31, 2004. This decrease was primarily due to a decreased sales and marketing effort for Solution's services. All expenditures for the year ended December 31, 2005 were directly related to bid and proposal expenses, which may result in contracts that will produce revenue in 2006 and beyond.

         The increase in interest expense of $779,000 from 2004 to 2005 is primarily related to (i) greater balances on the Amended and Restated Shaar Note, (ii) higher balances on the Company's line of credit, and (iii) non-cash expenses related to the amortization of the embedded derivative debt discount on the associated convertible note payable.

         For the year ended December 31, 2005, the Company incurred a net loss of $2,714,000 as compared to a net loss of $2,404,000 for the year ended December 31, 2004. The increase in the net loss was a direct result of the recognition of non-cash expenses associated with the embedded derivative features concerning various financial instruments of the Company for the year ended December 31, 2005 compared to the year ended December 31, 2004. On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to SFAS No. 133 and EITF 00-19. Applied recorded a non-cash other expense of ($543,000) for the year ended December 31, 2005. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated using the Black-Scholes options pricing model. Effective as of October 1, 2005, the Company issued Series J Preferred in exchange for the Series I Preferred as well as further amending the Amended and Restated Shaar Note, and the Company reclassified the derivative liability into equity as a result of the changes. Overall, the Company has experienced significantly greater revenues and has improved its income/(loss) from operations from (988,000) to (2,000,000) for the year ended December 31, 2005 compared to the year ended December 31, 2004.

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

         In the case of Solution, revenues were $40,000 for the year ended December 31, 2004 as compared with $92,000 for the year ended December 31, 2003. The decrease is primarily due to the decrease in feasibility studies and commercial processing. Revenues in 2004 were primarily from remediation services performed for a scrap metal recycling company in the U.S. under a subcontract. Solution had one major customer which represented more than 10% of annual revenue. The revenue for this customer was $40,000 or 100% of the Solution's total 2004 revenue. The decrease in revenues at Solution is primarily the result of less subcontract work being performed in 2004. Cost of sales was $371,000 for the year ended December 31, 2004 as compared to $90,000 for the year ended December 31, 2003. The increase in cost of sales is attributable to greater manufacturing costs of specialty equipment and sales expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

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

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited quarterly statement of operations data for the last eight quarters. This information has been derived from our unaudited consolidated financial statements, which, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                                   Quarter Ended
                                                      ------------------------------------------------------------------------
                                                         March 31,          June 30,        September 30,       December 31,
                                                            2005              2005               2005               2005
                                                      --------------      ------------      -------------    -----------------
                                                                                    (unaudited)
                                                                       (In thousands, except per share data)
 Revenue                                              $        1,626      $      2,733      $       3,900    $           2,016

 Income (loss) from operations                                  (329)             (305)               151                 (505)

 Net income available (loss applicable) to common
 stockholders                                                   (544)           (5,114)              (341)                (782)

 Net income (loss) per common share:
 Basic & diluted                                      $        (0.08)     $      (0.69)     $       (0.04)   $           (0.10)

 Weighted average basic common shares:
 Basic & diluted                                               6,817             7,442              7,819                7,830


                                                                                   Quarter Ended
                                                      ------------------------------------------------------------------------
                                                         March 31,          June 30,        September 30,       December 31,
                                                            2004              2004               2004               2004
                                                      --------------      ------------      -------------    -----------------
                                                                                    (unaudited)
                                                                       (In thousands, except per share data)

 Revenue                                              $          182      $        112      $         155    $             289

 Loss from operations                                           (595)             (681)              (511)                (213)

 Net income available (loss applicable) to common
 stockholders                                                   (746)             (851)              (699)                (399)

 Net income (loss) per common share:
 Basic & diluted                                      $        (0.13)     $      (0.13)     $       (0.11)   $           (0.06)

 Weighted average basic common shares:
 Basic & diluted                                               5,929             6,362              6,364                6,558

Fluctuations in Quarterly Results

Factors that may affect quarterly results include:

o the award and successful operation of the EDAM contract in Oak Ridge, TN;

o the recognition of non-cash expenses associated with the embedded derivative from the conversion features on the Series I Preferred and the New Shaar Note;

o the interest expense associated with the increased amounts of notes payables;

o the introduction, development, timing, competitive pricing and market acceptance of our environmental services and those of our competitors; and

o changes in general economic conditions that could affect customer expenditures for environmental services.

         The June 30, 2005 and September 30, 2005 information above varies from the amounts previously reported on Form 10Q/A and 10Q, respectively. Instead of recording the initial value of the embedded derivative of $8,603,000 as other expense, the above information records the embedded derivative as a debt discount of $4,361,000 and a deemed dividend of $3,702,000. The debt discount was amortized by $227,000 and $273,000 in the three months ended June 30, 2005 and September 30, 2005, respectively, in the above information.

         As a result of the factors listed above and elsewhere in the "Forward-Looking Statements" and "Risk Factors" sections of this Form 10-K, it is possible that in some future periods our results of operations may fall below management's expectations as well as the expectations of public market analysts and investors. If revenue falls below management's expectations in any quarter and we are unable to reduce expenses, our operating results will be lower than expected.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2005 and December 31, 2004 Advanced Sciences had a $141,000 and $0 outstanding balance, respectively, on its two million dollar, receivables revolving line of credit. The line of credit is based on credit worthy receivables of Advanced Sciences.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at December 31, 2005. Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $888,000 in loans that are currently due or are payable on demand as of March 31, 2006. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

         The Company has experienced a significant increase in total assets for the year ended December 31, 2005. The majority of the increase was in accounts receivable, net. Accounts receivable, net, for the period ended December 31, 2005 was $2,065,000 as compared to $259,000 for the year ended December 31, 2004. The increase in accounts receivable, net, is due to the increases in revenue contribution by Advanced Sciences by the EDAM contract in Oak Ridge, TN. Approximately 90% of the accounts receivable, net, figure has been collected within 45 days of the period ended December 31, 2005. The remaining approximate 10% of the accounts receivable, net, amounts are deemed retainage by the Company's main client, Bechtel Jacobs, and is released to the Company on a periodic basis when the Company completes certain work orders that the retainage has been applied to.

         The report of our independent registered public accounting firm on our fiscal 2003, 2004 and 2005 consolidated financial statements contains a "going concern" qualification in which they express substantial doubt about our ability to continue in business. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

         For the year ended December 31, 2005, the Company incurred a net loss of $2,714,000 as compared to a net loss of $2,404,000 for the year ended December 31, 2004. The increase in the net loss was a direct result of the recognition of non-cash expenses associated with the embedded derivative features concerning various financial instruments of the Company for the year ended December 31, 2005 compared to the year ended December 31, 2004. On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to SFAS No. 133 and EITF 00-19. Applied recorded a non-cash other expense of ($543,000) for the year ended December 31, 2005. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated using the Black-Scholes options pricing model. Effective as of October 1, 2005, the Company issued Series J Preferred in exchange for the Series I Preferred as well as further amending the Amended and Restated Shaar Note, and the Company reclassified the derivative liability into equity as a result of the changes. Overall, the Company has experienced significantly greater revenues and has improved its income/(loss) from operations from (988,000) to (2,000,000) for the year ended December 31, 2005 compared to the year ended December 31, 2004.

         As shown in the consolidated financial statements for the years ended December 31, 2005, 2004, and 2003, the Company incurred losses of $2,714,000, $2,404,000, and $2,957,000, respectively. The Company has also experienced net cash inflows (outflows) from operating activities of ($1,337,000), ($1,532,000), and ($955,000) for the years ended December 31, 2005, 2004 and 2003 respectively. At December 31, 2005 and 2004 the Company had working capital (deficit) of ($4,586,000) and ($6,389,000) respectively. The decrease in the working capital deficit from December 31, 2004 to December 31, 2005 is mainly due to the decrease in Company's loss from operations from the operation of the EDAM contract.

         As shown in the consolidated financial statements for the years ended December 31, 2005 and 2004 the Company had stockholders' (deficit) equity of ($9,864,000) and ($9,328,000) respectively. The Company's net increase in stockholders' deficit from December 31, 2004 to December 31, 2005 is primarily due to the loss for the year ended December 31, 2005.

         On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to SFAS No. 133 and EITF 00-19. Applied recorded a non-cash other expense of ($543,000) for the year ended December 31, 2005. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated using the Black-Scholes options pricing model. Effective as of October 1, 2005, the Company issued Series J Preferred in exchange for the Series I Preferred as well as further amending the Amended and Restated Shaar Note, and the Company reclassified the derivative liability into equity as a result of the changes. Overall, the Company has experienced significantly greater revenues and has improved its income/(loss) from operations from (988,000) to (2,000,000) for the year ended December 31, 2005 compared to the year ended December 31, 2004.

         On August 29, 2005, at the close of business, the Company effectuated the previously approved reverse stock split with the established a ratio of 1-for 20. Applied common stock began trading on a reverse-split basis on August 30, 2005. As a result of the reverse stock split, every 20 shares of Applied common stock were combined into one share of Applied common stock. As a result of the reverse stock split, the issued and outstanding shares of Applied common stock were reduced from approximately 156 million shares to approximately 7.8 million shares. The number of authorized shares is not reduced. The effects of the reverse split have been presented retroactively.

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

         For the Year ended December 31, 2005, the Company issued 291,707 shares of the Company's common stock upon conversion of 5,500 shares of Series E Preferred by the holders thereof. No shares of the Company's Series F Preferred were converted for the year ended December 31, 2005. For the year ended December 31, 2005, the Company accrued all dividends payable on the Series E Preferred and the Series F Preferred Stock.

         On April 12, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "Shaar Exchange Agreement"). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E Preferred and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company's Series I Preferred. Effective October 1, 2005, 388,302 shares of Series I Preferred were exchanged for 388,302 shares of Series J Preferred

         For the Year ended December 31, 2005, the Company issued 439,206 shares of the Company's common stock upon conversion of 7,000 shares of Series I Preferred by the holders thereof. For the year ended December 31, 2005, the Company paid no dividends on the Series I Preferred Stock. The Company accrued dividends on the Series I Preferred for the year ended December 31, 2005 of $183,696, which is included in Other Accrued Liabilities.

         Effective October 1, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "New Shaar Exchange Agreement"). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to 388,302 shares of the Series I Preferred (excluding all other accrued and unpaid dividends thereon) for 388,302 shares of the Company's Series J Preferred.

         For the year ended December 31 2005, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred. For the year ended December 31, 2005, the Company paid no dividends on the Series H Preferred Stock. The Company accrued dividends on Series H Preferred for the year ended December 31, 2005 of $24,000, which is included in Other Accrued Liabilities.

         For the year ended December 31 2005, the Company converted no shares of Series J Preferred and issued no stock with respect to accrued dividends pertaining to the Series J Preferred. For the year ended December 31, 2005, the Company paid no dividends on the Series J Preferred. The Company accrued dividends on Series J Preferred for the year ended December 31, 2005 of $96,632, which is included in Other Accrued Liabilities.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on

February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 125,000 shares of the Company's common stock at an exercise price of $0.57. The current principal balance of the Weiss Group Note is $252,397 as of December 31, 2005 and remains unpaid as of April 15, 2006.

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

         Mr. Blum, a director of the Company, provided cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and is payable on demand. The current principal balance of the Blum Demand Note is $312,032 as of December 31, 2005 and remains unpaid as of April 15, 2006. See "MD&A - Recent Sales of Unregistered Securities."

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

         On April 12, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "Shaar Exchange Agreement"). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E Preferred and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company's Series I Preferred. Effective October 1, 2005, 388,302 shares of Series I Preferred were exchanged for 388,302 shares of Series J Preferred See "MD&A - Recent Sales of Unregistered Securities."

         Additionally, under the Shaar Exchange Agreement, the Company issued an Amended and Restated Secured Promissory Note of the Company, amending and restating a note originally issued June 13, 2001, which such Note has an outstanding principal balance as of April 12, 2005 of $3,251,585.35 ("Old Shaar Note").

         On April 11, 2005 The Shaar Fund, LTD ("Shaar") executed a purchase agreement ("Milford Capital Purchase Agreement") to Milford Capital & Management ("Milford"). In accordance with the terms of the Milford Capital Purchase Agreement, Shaar purchased a secured promissory note of the Company, initially issued to Milford on June 13, 2001, in the original principal amount of $500,000, which had an outstanding principal balance on March 22, 2005 of $188,149 ("Old Milford Note"), together with (i) all interest, additional obligations, forbearance fees, exit fees, penalties and other amounts due and payable from time to time under or in connection with the Old Milford Note, and
(ii) the Forbearance Amount in connection with the Forbearance Agreement, dated January 30, 2004, between Milford and the Company, and Shaar in which Shaar agreed to forgive payment from the Company to Shaar of $300,000 of accrued and unpaid dividends on shares of the Company's Series E Preferred held by Shaar ("Forgiven Dividends") and consented to the transfer of the dollar value of the Forgiven Dividends to Milford as part of the forbearance fee payable to Milford under the Forbearance Agreement of 2004.

         Shaar and the Company have agreed that Shaar will exchange the outstanding principal amount of the Old Shaar Note and the Old Milford Note (including all accrued and unpaid interest, unpaid fees and Forgiven Dividends) for the Company's newly issued 10% convertible secured promissory note (the "New Shaar Convertible Note"). As described below, the New Shaar Convertible Note was amended on October 1, 2005.

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

         On April 11, 2005, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, the Company recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to ETIF 00-19. Applied recorded a loss of $543,000 of non-cash expense for the year ended December 31, 2005.

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

         Effective as of October 1, 2005, the Company authorized the issuance of 550,000 shares of Series J Convertible Preferred Stock ("Series J Preferred"), par value $0.001 per share, each such share of Series I Preferred having a stated value of $10.00 per share.

         The Series J Preferred shall have the following rights, privileges, and limitations:

         a)   The conversion feature shall be exercisable immediately.
         b) The conversion price of the Series J Preferred shall be determined by the average closing price of Company's common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.50 per share or less than $0.05 per share.
         c) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.
         d) The Series J Preferred shall have a non-cumulative annual dividend of 10%, payable in cash or shares of the Company's common stock at the Company's election.
         e)   Dividend will be paid quarterly  commencing March 31, 2006, to the
              Holders of record of shares of the Series J Preferred Stock.
         f)   The Company has reserved 40,000,000 shares of its common stock for the conversion of the Series J Preferred and the Amended New Shaar Convertible Note.

         Effective as of October 1, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "New Shaar Exchange Agreement"). Under terms of the New Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series I Preferred (excluding all other accrued and unpaid dividends thereon) for 388,302 shares of the Company's Series J Preferred.

         Effective as of October 1, 2005, Shaar and the Company have agreed to amend the New Shaar Convertible Note (the "Amended New Shaar Convertible Note").

         The Amended New Shaar Convertible Note shall have the following rights, privileges, and limitations:

         a) The Amended New Shaar Convertible Note bears an interest rate of 10% per annum, which is payable in cash or shares of the Company's common stock at the Company's election.
         b) Interest shall accrue on the principal amount for a one year period ("Deferral Period"). On March 22, 2006, the Company will make a single lump sum payment to the holder in an amount equal to all interest that accrued during the Deferral Period
         c) Beginning April 15, 2006, and monthly thereafter on the 15th day of each month until March 22, 2009 ("Maturity Date"), the Company shall pay to Shaar all accrued and unpaid interest ("Interest Payments")on the principal balance of the note accruing during the prior month.
         d) On the Maturity Date, the Company shall make a single lump sum payment to Shaar equal to the outstanding principal balance of the Amended New Shaar Convertible Note ("Principal Balance"), together with all accrued and unpaid interest.
         e) At the option of Shaar, the outstanding Principal Balance may be converted, either in whole or in part, into shares of the Company's common stock.
         f) The conversion price of the payment of the Principal Balance, the Deferral Period, and the Interest Payments shall be determined by the average closing price of Company's common stock in the 10 trading days preceding the conversion date, but in no event shall the conversion price be more than $0.50 per share or less than $0.05 per share ("Conversion Price").
         g) If the Company's common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.
         h) The Amended New Shaar Convertible Note may not be prepaid by the Company prior to the Maturity Date.
         i) The Company has reserved 40,000,000 shares of its common stock for the conversion of the Amended New Shaar Convertible Note and the Series J Preferred.

         The current principal balance of the New Shaar Note is $5,426,233 as of December 31, 2005 and remains unpaid as of April 15, 2006.

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

         The following table summarizes the Company's contractual obligations, maturities and commitments. See Notes 7 and 13 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt and operating leases.


----------------------------- --------------- ----------------- ---------------- --------------- ---------------
(amounts in thousands $)        Less than                                         More than 5
                                  1 year         1-3 Years         3-5 Years         years           Total
----------------------------- --------------- ----------------- ---------------- --------------- ---------------
Long-term debt and related
party notes payable                      888                 -            5,426               -           6,314
----------------------------- --------------- ----------------- ---------------- --------------- ---------------
Operating leases                          93                84               14               -             191
----------------------------- --------------- ----------------- ---------------- --------------- ---------------
Purchase obligations                       -                 -                -               -               -
----------------------------- --------------- ----------------- ---------------- --------------- ---------------
Other long-term liabilities                -                 -                -               -               -
----------------------------- --------------- ----------------- ---------------- --------------- ---------------
                                         981                84            5,440               -           6,505
----------------------------- --------------- ----------------- ---------------- --------------- ---------------


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

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards (the "NOLs") of approximately $39,000,000 as of December 31, 2005, which expire in the years 2010 through 2024. The amount of NOLs that can be used in any one year will be limited by the applicable tax laws that are in effect at the time such NOLs can be utilized. The unused NOLs balances may be accumulated and used in subsequent years. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the NOLs.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. SFAS 155 will be applied prospectively and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements. The FASB has issued additional guidance relating to derivative financial instruments as follows:

         In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded
Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarified that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133.

         Issue B39 clarified that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not anticipate to have a material impact on the Company's consolidated financial statements.

         In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", or "FIN 47," which clarifies that the term "conditional asset retirement obligation" as used in FASB statement No. 143, "Accounting for Asset Retirement Obligations". Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on our consolidated balance sheet or consolidated statement of cash flows.

         In May 2005, the Financial Accounting Standards Board, or "FASB," issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement shall be effective for accounting changes and correction of errors made in years beginning after December 15, 2005. Accordingly, we will adopt the provisions of SFAS No. 154 at the beginning of our 2006 fiscal year.

         In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for fiscal years beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the fiscal year of 2006, as deferred. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R and the adoption may have a material impact on the Company's financial position and results of operations. See Stock Compensation in Note 1 for more information related to the pro forma effects on reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

         Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

         o the Company's critical need for additional cash to sustain existing operations and meet existing obligations and capital requirements (the Company's auditor's opinion on our fiscal 2002, 2003, 2004 and 2005 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing);

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------  -----------------------------------------------------------
                  Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The consolidated financial statements of the Company are included on pages F-1 through F-36 of this Annual Report and are incorporated herein by reference.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         None.

ITEM 9A. CONTROLS AND PROCEDURES
-------  -----------------------

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

         As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, solely for the reason below, concluded that our disclosure controls and procedures were not effective as of December 31, 2005 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act. This evaluation identified a material weakness in our disclosure controls and procedures with respect to analyzing debt and equity instruments to identify potential embedded derivatives and any required accounting entries and disclosures pertaining to embedded derivatives. Management is taking steps to implement appropriate corrective action in this regard.

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

ITEM 9B. OTHER INFORMATION
-------- -----------------

None.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of March 31, 2006 are as follows:

Name                                          Age      Position
----------------------------------------- ------------ ------------------------------------------------------
Dr. Shelby T. Brewer                          69       Chairman of the Board and Chief Executive Officer
----------------------------------------- ------------ ------------------------------------------------------
O. Mack Jones                                 65       President & Chief Operating Officer
----------------------------------------- ------------ ------------------------------------------------------
James M. DeAngelis                            45       Chief Financial and Administrative Officer, Treasurer
----------------------------------------- ------------ ------------------------------------------------------
Bentley J. Blum                               64       Director
----------------------------------------- ------------ ------------------------------------------------------
Dr. Frank E. Coffman                          64       Director
----------------------------------------- ------------ ------------------------------------------------------
Paul E. Hannesson                             65       Director
----------------------------------------- ------------ ------------------------------------------------------
VADM Michael P. Kalleres                      65       Director
----------------------------------------- ------------ ------------------------------------------------------
Robert A. Maczewski                           58       Director
----------------------------------------- ------------ ------------------------------------------------------
Ambassador William A. Wilson                  90       Director
----------------------------------------- ------------ ------------------------------------------------------

DR. SHELBY T. BREWER, 69, Director since January 2001

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

BENTLEY J. BLUM, 64, Director since March 1996

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

DR. FRANK E. COFFMAN 64, Director since June 2002

         o Mr. Coffman also currently serves as Senior Vice President, of Metcalf & Eddy, a public company, involved in construction and engineering (August 1997 - Present).
         o Mr. Coffman served as Senior Vice President, Government & Commercial Programs, IT Corporation, a public company, from January 1995 to May 1997 and as Vice President, Government & Commercial Programs, IT Corporation from 1984 to 1995.
         o Mr. Coffman served as Deputy Assistant Secretary for Waste Management for the Department of Energy ("DOE") from 1981 to 1984, Director of the Office of Advanced Nuclear Systems, DOE from 1980 to 1981 and as a Director of the Division of Fusion Development and Technology, DOE from 1978 to 1980.
         o Mr. Coffman served as Chief of the Energy Research Development Agency, Fusion Systems and Applications Studies Branch from 1970 to 1975.
         o Mr. Coffman serves on the Board of Directors of Holmes and Narver, a public company.
         o Mr. Coffman holds a Ph.D. in nuclear physics and a MA degree in plasma physics from Vanderbilt University. Mr. Coffman holds a BS degree in physics from Western Kentucky University.


JAMES M. DEANGELIS, 45, Director since June 2002

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

PAUL E. HANNESSON, 65, Director since March 1996

         o Mr. Hannesson served as Chairman, CEO and President of the Company from 1996 to January 2001.
         o He served as Director and Officer of Environmental, a public company, from 1996 to July 1998.
         o    He serve4 as Chairman of the Board and CEO of Separation, a wholly owned subsidiary of the Company from May 1997 to December 2004.
         o    Mr. Hannesson is the brother-in-law of Bentley Blum, a director of the Company.

O. MACK JONES, 65, Director since October 2003

         o    President and C.O.O. of the Company since April 2003.
         o    Since  February  2001,  Mr.  Jones  served as Acting  President of
              Advanced Sciences, a wholly owned subsidiary of the Company.
         o    From April 1998 to  February  2001,  Mr.  Jones also has served as
              Vice President of Field Operations of the Company since April 1998, managing its field treatability studies and commercial projects.
         o From June 1996 to April 1998, Mr. Jones served as a consultant to the Company assisting in the commercialization of the solvated electron technology.
         o From 1991 to February 1998, Mr. Jones served as the founder and principal executive officer of a privately held environmental consulting company, Florida Vector Services, which provided both consulting and hands-on remediation services primarily in TSCA-related areas.
         o From 1986 to 1991, Mr. Jones was Vice President-Operations with Quadrex Environmental Company, a public company, managing the company's field remediation businesses.
         o Mr. Jones held several managerial operating positions in power generation and distribution arenas during his twenty-six years of service to General Electric Company, a public company.
         o Mr. Jones holds a degree in mechanical engineering from Mississippi State University and is registered as a professional mechanical engineer.


VADM MICHAEL P. KALLERES, 65, Director since June 2002

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


ROBERT A. MACZEWSKI, 58, Director since February 2006

         o Mr. Maczewski currently serves as a Sarbanes-Oxley Section 404 Independent Contractor to Weever and Tidwell, CPA, SOAProjects, Inc. and Kforce, Inc. for a variety of publicly traded companies (May 2004 to present).
         o    Mr.  Maczewski  served as Chief  Financial  Officer  for  Republic
              Resources, Inc., a public company, from July 2003 to July 2004.
         o    Mr.  Maczewski  served as President of Neptune  Communications,  a private company engaged in the design and installation of telecommunications cabling systems, from March 2001 to June 2003.
         o Mr. Maczewski served as a marketing executive of Riviera Finance, a private company marketing asset based lending products, from June 1997 to March 2001.
         o Mr. Maczewski served as Vice President of Commercial Capital Holding Corp., a private company engaged in factoring receivables for a variety of industries, from January 1995 to June 1997.
         o Mr. Maczewski served as President and Partner of Inter-American Funding Corp., a private company engaged in providing receivable insurance and factoring receivables through Export-Import Bank and American Credit Indemnity, from December 1989 to December 1995.
         o Mr. Maczewski served as President and Partner of Inter-American Holding Corp., a private company engaged in providing investor groups pre-acquisition analysis of assets acquired by Resolution Trust Corp., from December 1989 to December 1995.
         o Mr. Maczewski served as Senior Vice President of Louisiana Guaranty National Bank, a de-novo commercial bank, and was responsible for its formation, charter application and operation, from March 1985 to December 1989.
         o Mr. Maczewski served as Senior Vice President and Chief Financial Officer of First National Bank, a public company, from September 1982 to March 1985.
         o Mr. Maczewski served as a Banking Officer of First National Bank of Commerce, a public company, from February 1979 to September 1982.
         o Mr. Maczewski served as the Assistant Treasurer of The Chase Manhattan Bank, a public company, from January 1970 to January 1979.
         o Mr. Maczewski was awarded a BBA degree in Accounting from the College of The City of New York.

AMBASSADOR WILLIAM A. WILSON, 90, Director since June 2002

         o Mr. Wilson has been active in ranching and farming in California and Mexico from 1980 to 1997.
         o Mr. Wilson was active in real estate development in California from 1961 through 1985.

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

KEY EMPLOYEES

         The names and ages of the key employees of the Company not listed above, and their positions with the Company as of March 31, 2006, are as follows:

Name                Age        Position
----                ---        --------
Walter L. Foutz     52         Vice President of Operations, Advanced Sciences

         Mr. Foutz was appointed Vice President of Operations of Advanced Sciences in April 2005. Previously, Mr. Foutz served as Advanced Sciences' Western Regional Manager from January of 2002. Previously, Mr. Foutz has been a Sr. Project Manager with corporate and management responsibilities for Advanced Sciences from December 2000 to January 2002. From 1991 to 2000 Mr. Foutz was the Environmental Program Manager for MDM Services Corporation, managing environmental task-order contracts with numerous government clients. From 1986-1991 Mr. Foutz was the lead Senior Environmental Geologist on RFI/CMS and RI/FS projects at Dyess Air Force Base, Texas; Fallon Naval Air Station, Nevada;' Kansas City DOE Plant, Arizona Air National Guard Base, Tucson; US Army Kwajelein Atoll, Marshall Islands.

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

         As of December 31, 2005,  the  Compensation,  Stock Option and Benefits
Committee, was composed of Dr. Frank E. Coffman, as Chairman, Michael P. Kalleres, Ambassador William A. Wilson and Dr. Shelby T. Brewer. The
Compensation, Stock Option, and Benefits Committee has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1998 Stock Option Plan, as amended (the "1998 Plan"), and determining the recipients, amounts and other terms (subject to the requirements of the 1998
Plan) of options which may be granted under the 1998 Plan and outside the 1998 Plan, from time to time and providing guidance to management in connection with establishing additional benefit plans.

         As of December 31, 2005, the Audit Committee was composed of Michael P. Kalleres as Chairman, Dr. Frank E. Coffman, Ambassador William A. Wilson and James M. DeAngelis. The responsibilities of the Audit Committee include selecting, engaging and determining the compensation of the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company.

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

         Based on representations from the officers and directors, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2005.

CODE OF ETHICS

         The Company's board of directors has established and adopted a code of ethics in 2004 applicable to its senior executives, financial officers and directors. See Exhibit 14.01 - "Code of Ethics of Commodore Applied Technologies, Inc."

ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 2005, 2004 and 2003 to all persons serving as the Company's Chief Executive Officer during 2005, 2004, and 2003 to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such year.

                                             Summary Compensation Table

                                  ------------------------------------------------           Long-Term Compensation
                                                Annual Compensation
                                                                    Other                    Securities
--------------------------------                                    Annual    Restricted        Under-                   All Other
                                                                    Compen-     Stock            Lying        LTIP        Compen-
    Name and Principal                           Salary   Bonus      sation     Award(s)         Options    Pay-outs       sation
       Position                      Year         ($)      ($)         ($)        ($)              (#)         ($)           ($)
--------------------------------  --------  -------------------  ------------------------  ----------------- --------   -----------
             (a)                     (b)          (c)      (d)         (e)        (g)              (g)        (h)           (i)
Dr. Shelby T. Brewer (1)            2005     245,769(2)        -0-      -0-         -0-            -0-(3)           -0-     -0-(4)
Chief Executive Officer             2004      13,274(2)        -0-      -0-         -0-            -0-(3)           -0-  30,000(4)
CXIA                                2003       5,250(2)        -0-      -0-         -0-      1,972,542(3)           -0-  30,000(4)

O. Mack Jones(5)                    2005     222,769(6)        -0-      -0-         -0-            -0-(7)           -0-     -0-
President & Chief                   2004     132,000(6)        -0-      -0-         -0-            -0-(7)           -0-     -0-
Operating Officer                   2003     103,938(6)        -0-      -0-         -0-        512,031(7)           -0-     -0-
CXIA

James M. DeAngelis(8)               2005     203,065(9)        -0-      -0-         -0-            -0-(10)          -0-     -0-
Senior Vice President & Chief       2004     103,938(9)        -0-      -0-         -0-            -0-(10)          -0-     -0-
Financial Officer                   2003      12,480(9)        -0-      -0-         -0-      1,032,091(10)          -0-     -0-
CXIA

Walter Foutz(11)                    2005     114,166(12)       -0-      -0-         -0-            -0-              -0-     -0-
Vice President of Operations        2004      97,880(12)       -0-      -0-         -0-            -0-              -0-     -0-
CASI                                2003      97,880(12)       -0-      -0-         -0-            -0-              -0-     -0-

         (1) Mr. Brewer served as Chief Executive Officer and President of Solutions and a director of the Company since April 2000. Mr. Brewer assumed the positions of Chairman, Chief Executive Officer and President of the Company from January 2001 through October 2003 and continues to serves as Chief Executive Officer and a director since October 2003 to present.

         (2) Represents the amount of Mr. Brewer's base salary paid by the Company. Mr. Brewer's base salary for 2005 was $285,000, of which $39,231 was originally deferred until December 31, 2005, and remains unpaid as of April 15, 2006. Mr. Brewer's base salary for 2004 was $285,000, of which $271,726 was originally deferred until December 31, 2004, and remains unpaid as of April 15, 2006. Mr. Brewer's base salary for 2003 from January through April was $250,000, and from May through December was $285,000 of which $271,000 was originally deferred until December 31, 2003, and remains unpaid as of April 15, 2006. Mr. Brewer's base salary for 2002 was $250,000 of which $190,385 was originally deferred until December 31, 2002, and remains unpaid as of April 15, 2006. Mr. Brewer's base salary for 2001was $250,000 of which $144,615 annually originally deferred until December 31, 2001, and remains unpaid as of April 15, 2006. Mr. Brewer's base salary for 2000 was $90,000.

         (3) Represents shares of common stock underlying stock options granted to Mr. Brewer by the Company in his capacity as an officer and director of the Company. Mr. Brewer canceled prior options for 42,000 shares of common stock voluntarily on October 2, 2002. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (4) Represents a $1,000,000 Life Insurance Policy in the name of Dr. Shelby T. Brewer paid on behalf of Mr. Brewer by the Company. Mr. Brewer's family was the beneficiary of the Life Insurance Policy.

         (5) Mr. Jones served as Vice President and Field Operations Manager of Solutions from April 1998 to January 2001 and as President of Advanced Sciences from February 2001 to present, and President and Chief Operating Officer of the Company from April 2003 to present. Mr. Jones has served as a director of the Company since October 2003.

         (6) Represents the amount of Mr. Jones' base salary paid by the Company. Mr. Jones' total base salary for 2005 was $250,000 of which $27,231 originally deferred until December 31, 2005, and remains unpaid as of April 15, 2006. Mr. Jones' total base salary for 2004 was $250,000 of which $118,000 originally deferred until December 31, 2004, and remains unpaid as of April 15, 2006. Mr. Jones' total base salary for 2003 from January through April was $165,000, and from May through December was $250,000 of which $115,485 originally deferred until December 31, 2003, and remains unpaid as of April 15, 2006. Mr. Jones' total base salary for 2002 was $165,000 of which $44,268 originally deferred until December 31, 2002, and remains unpaid as of April 15, 2006. Mr. Jones' total base salary for 2001 was $165,000 of which $30,461 originally deferred until December 31, 2001, and remains unpaid as of April 15, 2006. Mr. Jones' base salary for 2000 and 1999 was $150,000.

         (7) Represents shares of common stock underlying stock options granted to Mr. Jones the Company in his capacity as an officer of the Company. Mr. Jones canceled prior options for 21,875 shares of common stock voluntarily on October 2, 2002. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (8) Mr. DeAngelis served as Vice President and Treasurer of the Company from July 1998 to December 1999 and as Sr. Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary from December 1999 to present. Mr. DeAngelis has served as a director of the Company since June 2002.

         (9) Represents the amount of Mr. DeAngelis' base salary paid by the Company. Mr. DeAngelis' total base salary for 2005 was $225,000 of which $21,935 was originally deferred until December 31, 2004, and remains unpaid as of April 15, 2006. Mr. DeAngelis' total base salary for 2004 was $225,000 of which $121,062 was originally deferred until December 31, 2004, and remains unpaid as of April 15, 2006. Mr. DeAngelis' total base salary for 2003 from January through April was $165,000, and from May through December was $225,000 of which $194,520 was originally deferred until December 31, 2003, and remains unpaid as of April 15, 2006. Mr. DeAngelis' total base salary for 2002 was $165,000 of which $42,659 was originally deferred until December 31, 2002, and remains unpaid as of March 31, 2006. Mr. DeAngelis' total base salary for 2001 was $165,000 of which $30,461 was originally deferred until December 31, 2001, and remains unpaid as of April 15, 2006. Mr. DeAngelis' base salary for 2000 and 1999 was $165,000 and $145,000 respectively.

         (10) Represents shares of common stock underlying stock options granted to Mr. DeAngelis by the Company in his capacity as an officer of the Company. Mr. DeAngelis canceled prior options for 84,063 shares of common stock voluntarily on October 2, 2002. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (11) Mr. Walter L. Foutz served as a Sr. Project Manager with corporate and management responsibilities for Advanced Sciences from December 2000 to January 2002. Mr. Foutz served as the Western Regional Manager of Advanced Sciences from January 2002 to March 2005. Mr. Foutz serves as Vice President of Operations of Advanced Sciences, Inc. since April 2005 to present.

         (12) Represents the amount of Mr. Foutz's base salary paid by the Company. Mr. Foutz's total base salary for 2005 from April January through February was $97,880, from March through April was $100,000, and from May through December was $118,000. Mr. Foutz's total base salary for 2004 was $97,880. Mr. Foutz's total base salary for 2003 was $97,880.

STOCK OPTIONS

         No options were granted during the year ended December 31, 2005 to any individuals listed in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan, as amended, (the "1998 Plan") and no options were granted to any individuals outside of the 1998 Plan. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2005.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the 1998 Plan and outside of the 1998 Plan at December 31, 2005 by the individuals listed in the Summary Compensation Table.


                           Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                                                                    Number of
                                                                              Securities Underlying             Value of Unexercised
                                                                               Unexercised Options              In-the-Money Options
                                           Shares             Value           at Fiscal Year-End(#)            at Fiscal Year-End($)
                                        Acquired on         Realized               Exercisable/                     Exercisable/
               Name                     Exercise (#)         ($)(1)               Un-exercisable                 Un-exercisable(2)
-----------------------------------  ------------------  ---------------  ------------------------------  --------------------------
                (a)                         (b)                (c)                     (d)                              (e)
Dr. Shelby T. Brewer............            -0-                -0-          2,115,802 / 2,115,802                    -0- / -0-

James M. DeAngelis..............            -0-                -0-          1,244,175 / 1,244,175                    -0- / -0-

O. Mack Jones...................            -0-                -0-            600,000 / 600,000                      -0- / -0-


         (1) Represents the difference between the last reported sale price of the Common Stock on December 31, 2005 ($0.017), and the exercise prices of the options (ranging from $0.57 to $1.40) multiplied by the applicable number of options exercised.

         (2) Represents the difference between the exercise price and the closing price on December 31, 2005, multiplied by the applicable number of securities.

EMPLOYMENT AGREEMENTS

         The Company has no employment contracts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 2005 were Dr. Frank E. Coffman (Chairman), VADM Michael P. Kalleres, Ambassador William A. Wilson and Dr. Shelby T. Brewer.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee was established in November 1996 and is responsible for, among other things, establishing the compensation policies applicable to executive officers of the Company. The Compensation Committee was composed of Dr. Frank E. Coffman (Chairman), VADM Michael P. Kalleres, Ambassador William A. Wilson and Dr. Shelby T. Brewer at December 31, 2005, all of whom, with the exception of Dr. Shelby T. Brewer, were non-employee Directors of the Company. All decisions of the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Mr. Coffman, Mr. Kalleres and Mr. Wilson in their capacities as members of the Compensation Committee at December 31, 2005, addressing the Company's compensation policies for 2005 as they affected the Company's executive officers.

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

         o To achieve these objectives, the Company's executive compensation program is designed to:

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

         The key elements of the Company's executive compensation program in 2005 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

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

         In 2005, total compensation was paid to executives primarily based upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Mr. Brewer, the Chairman of the Board, and Chief Executive Officer of the Company received annual compensation based upon, among other things, individual performance and the extent to which the business plans for his areas of responsibility were achieved or exceeded. Mr. Brewer received a base salary at an annual rate of $285,000 in 2005, of which $39,231 annually was deferred until December 31, 2005, and remains unpaid as of March 31, 2006.

         The members of the Compensation Committee establish the amount actually received by Mr. Brewer each year as base salary for services rendered to the Company and its affiliates. In establishing Mr. Brewer's base salary for 2005, the Compensation Committee took into account the salaries of chief executive officers at other similar public companies, future objectives and challenges, and Mr. Brewer's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Brewer's achievement of his 2004 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 2004 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 2004. The Compensation Committee also considered Mr. Brewer's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Brewer, the Compensation Committee exercised its discretion and judgment based on the above factors, and no specific formula was applied to determine the weight of each factor.

         Mr. Brewer's base salary was not increased in 2005 and remains $285,000 per year.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company. During 2005, no annual incentive bonuses were paid to the individuals named in the Summary Compensation Table.

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

         A total of 0, 0, and 3,854,068 stock options were granted pursuant to the 1998 Plan and outside the 1998 Plan in 2005, 2004, and 2003 respectively. A total of 0, 0 and 1,972,542 of such options were granted to Mr. Brewer in 2005, 2004 and 2003 respectively, and 0, 0, and 1,881,526 of such options were granted (in the aggregate) to other individuals named in the Summary Compensation Table in 2005, 2004 and 2003 respectively. The number of stock options granted in 2005, 2004 and 2003 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

Impact of Section 162(m) of the Internal Revenue Code

         The Compensation Committee's policy is to structure compensation awards for executive officers that will be consistent with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 2005 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 2005, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

EQUITY COMPENSATION PLAN INFORMATION

         The following table reflects the number of shares of our common stock that, as of December 31, 2005, were outstanding and available for issuance under compensation plans that have previously been approved by our stockholders as well as compensation plans that have not previously been approved by our stockholders.

                                                                                                       Remaining Available for
                                       Number of Securities to be        Weighted-Average               Future Issuance Under
                                         Issued Upon Exercise of         Exercise Price of               Equity Compensation
                                          Outstanding Options,         Outstanding Options,               Plans (Excluding
                                           Warrants and Rights        Warrants and Rights ($)    Securities Reflected in Column (a))
Plan Category                                      (a)                          (b)                              (c)
Equity Compensation Plans
Approved by Security
Holders                                              568,272                   4.27                               265,384
(1)(2)..................

Equity Compensation Plans not
Approved by Security                               5,125,358                   0.57                                   -0-
Holders (3)(4) ............

Total..........................                    5,698,630                   0.94                               265,384
                                      ------------------------------ -------------------------- ------------------------------------

         1. Consists of options issuable under the 1998 Stock Option Plan, as amended, as approved by the stockholders on September 12, 2003.

         2. Consists of options issuable outside of the 1998 Stock Option Plan, as amended as approved by the stockholders on September 12, 2003.

         3. Includes options to purchase a total of 3,757,568 shares issued to Mr. Brewer, Mr. DeAngelis, Mr. Jones, and Mr. Hannesson in November 2003 outside of the 1998 Stock Option Plan, as amended.

         4. Includes warrant to purchase a total of 1,367,790 shares issued to Mr. Blum in November 2003.

         The following is a brief description of the material features of the equity compensation plans not approved by our stockholders that are reflected in the chart above.

         On November 19, 2003, our Board of Directors approved the issuance of stock options outside of the Company's 1998 Stock Option Plan, as amended, and warrants for the Company's common stock to executive officers and directors of the Company. A total of 3,757,568 fully vested, non-qualified stock options were issued with an exercise price of $0.57 and an expiration date of December 14, 2008 (as described in footnote 3 above). A warrant for a total of 1,367,790 shares of the Company's common stock was issued to a director with an exercise price of $0.57 and an expiration date of November 18, 2008 (as described in footnote 4 above). The purpose of these options and warrant is to advance the interests of our stockholders by enhancing our ability to attract, retain and motivate persons who make important contributions to the Company by providing them with equity ownership opportunities that better align their interests with those of our stockholders.

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

                                 Number of                             Exercise                     Length of
                                Securities                             Price of                      Original
                                Underlying    Market Price of         Option at                   Option Term
                                  Options     Stock at Time of         Time of        New           At Date of
                                Repriced or     Repricing or         Repricing or   Exercise       Repricing
                       Date     Amended (#)   Amendment ($)(1)      Amendment ($)   Price($)(2)   or Amendment
                       -----    -----------   -----------------     -------------   -----------   ------------
Dr. Shelby T. Brewer  10/02/02        10,000         $0.57                   $5.76      $0.57        12/14/08
                      10/02/02        25,000         $0.57                  $20.00      $0.57        12/14/08
                      10/02/02         7,000         $0.57                  $21.20      $0.57        12/14/08
James M. DeAngelis    10/02/02         9,063         $0.57                   $8.75      $0.57        12/14/08
                      10/02/02        15,000         $0.57                   $5.76      $0.57        12/14/08
                      10/02/02        10,000         $0.57                  $13.78      $0.57        12/14/08
O. Mack Jones         10/02/02         9,375         $0.57                   $8.75      $0.57        12/14/08
                      10/02/02         5,000         $0.57                   $5.76      $0.57        12/14/08
                      10/02/02         7,500         $0.57                  $13.78      $0.57        12/14/08
Paul E. Hannesson     10/02/02         7,375         $0.57                   $8.75      $0.57        12/14/08
                      10/02/02        50,000         $0.57                  $10.00      $0.57        12/14/08
Bentley J. Blum       10/02/02         3,500         $0.57                   $8.75      $0.57        12/14/08
                      10/02/02         3,500         $0.57                  $10.00      $0.57        12/14/08
          _________________________

         (1) Represents the closing price of our common stock on October 2, 2002 as reported by the AMEX Stock Market adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005 ($0.57).

         (2) In October 2002, Mr. Brewer, the Company's Chairman of the Board and Chief Executive Officer, voluntarily surrendered options to purchase 42,000 shares of our common stock, after which the Company issued to him options to purchase 43,260 shares of our common stock so long as Mr. Brewer continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (3) In October 2002, Mr. DeAngelis, the Company's Chief Financial and Administrative Officer, Treasurer and Secretary, voluntarily surrendered options to purchase 34,063 shares of our common stock, after which the Company issued to him options to purchase 35,084 shares of our common stock so long as Mr. DeAngelis continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (4) In October 2002, Mr. Jones, the Company's President and Chief Operating Officer, voluntarily surrendered options to purchase 21,875 shares of our common stock, after which the Company issued to him options to purchase 22,969 shares of our common stock so long as Mr. Jones continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (5) In October 2002, Mr. Hannesson, the Company's former Chairman of the Board and Chief Executive Officer, voluntarily surrendered options to purchase 57,375 shares of our common stock, after which the Company issued to him options to purchase 59,096 shares of our common stock so long as Mr. Hannesson continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (6) In October 2002, Mr. Blum voluntarily surrendered options to purchase 7,000 shares of our common stock, after which the Company issued to him options to purchase 7,210 shares of our common stock so long as Mr. Blum continues to be an eligible participant under the 1998 Stock Option Plan, as amended. The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

SHAREHOLDER RETURN PERFORMANCE

         This graph compares our total stockholder returns, the Standard and Poor's 500 Composite Stock Index, the Standard and Poor's 1500 Composite Environmental Services and Facilities Stock Index, the Standard and Poor's 600 Composite Environmental Services and Facilities Stock Index, the Standard and Poor's 500 Composite Environmental Services and Facilities Stock Index, and the Standard and Poor's 400 Composite Environmental Services and Facilities Stock Index. The graph assumes $100 invested at the per share closing price of the common stock of Commodore Applied Technologies, Inc. on the American Stock Exchange, from January 1, 2003 through March 6, 2003, and then on the Over the Counter Bulletin Board from that point forward.

[GRAPHIC OMITTED]

            Comparison of initial $100 investment in various indices
                     versus the common stock of the Company.

-------------------------------------------------------------------- -----------
                         12/31/2002     12/31/2003    12/31/2004     12/30/2005
-------------------------------------------------------------------- -----------
CXIA                     133.33         21.67         21.67          14.17
-------------------------------------------------------------------- -----------
S&P 500                  103.32         126.38        137.75         141.88
-------------------------------------------------------------------- -----------
S&P 1500 Environmental
Services & Facilities    102.60         127.09        129.73         134.86
-------------------------------------------------------------------- -----------
S&P 600 Environmental
Services & Facilities    101.85         109.08        148.91         154.20
-------------------------------------------------------------------- -----------
S&P 500 Environmental
Services & Facilities    103.22         130.72        123.06         123.24
-------------------------------------------------------------------- -----------
S&P 400 Environmental
Services & Facilities    100.05         121.00        144.86         167.64
-------------------------------------------------------------------- -----------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information, as of April 15, 2006, with respect to the beneficial ownership of common stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                Number of Shares      Percentage of Outstanding
      Name and Address of         of Common Stock      Shares of Common Stock
        Beneficial Owner        Beneficially Owned(4)     Beneficially Owned
      -------------------       --------------------- ------------------------
Dr. Shelby T. Brewer (1)........   2,970,837(5)                29.52%

Bentley J. Blum(2)..............   1,645,154(6)                17.65%

James M. DeAngelis (2)..........   1,127,490(7)                12.43%

O. Mack Jones (3)...............    600,000(8)                  7.01%


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

         (5) Consists of: (i) 172 shares of common stock (ii) 24,535 shares of our common stock representing the balance held of the common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for 50% of the outstanding principal dated as of April 9, 2001; (iii) 650,570 shares of our common stock representing the balance held of the common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for the remaining 50% of the outstanding principal dated as of March 14, 2003; (iv) 43,260 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company under the 1998 Plan; (v) 100,000 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company outside of the Company's 1998 Plan; and
              (vi) 1,972,542 shares of our common stock underlying currently exercisable stock options granted to Mr. Brewer by the Company outside of the Company's 1998 Plan. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (6) Consists of: (i) 125,000 shares of our common stock issued to Bentley J. Blum in exchange for $125,000 of debt owed to Mr. Blum from the Company; (ii) 7,210 shares of the Company common stock underlying currently exercisable options granted to Mr. Blum by the Company under the Company's 1998 Plan; (iii) 1,367,790 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.57 per share granted to the Blum Asset Trust by the Company in connection with the Blum Loan and services provided by the Blum Asset Trust over the last five years; and (iv) Mr. Blum's indirect beneficial ownership of common stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock, representing together 37.74% of the outstanding shares of Environmental common stock at March 31, 2006, and 4,500,000 shares of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental. Does not include 785,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse and mother. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (7) Consists of (i) 900 shares of common stock; (ii) 42,084 shares of common stock underlying currently exercisable stock options granted to Mr. James M. DeAngelis by the Company under the Company's 1998 Plan; (iii) 50,000 shares of common stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company outside of the Company's 1998 Plan; (iv) Mr. DeAngelis' indirect beneficial ownership of common stock based upon his ownership of 580,000 shares of Environmental; and (vi) 1,032,091 shares of our common stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company outside of the 1998 Plan. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (8) Consists of (i) 87,969 shares of common stock underlying currently exercisable stock options granted to Mr. O. Mack Jones by the Company under the Company's 1998 Plan; and (ii) 512,031 shares of our common stock underlying currently exercisable stock options granted to Mr. Jones by the Company outside of the 1998 Plan. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of common stock as of March 31, 2006 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company, (ii) each Director, (iii) each individual listed in the Summary Compensation Table herein, and (iv) all executive officers and Directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


                                          Number of Shares       Percentage of Outstanding
      Name and Address of                of Common Stock        Shares of Common Stock
       Beneficial Owner                 Beneficially Owned(4)       Beneficially Owned
     --------------------               ---------------------  ---------------------------
Dr. Shelby T. Brewer (1)............        2,970,837(5)                  29.52%

Bentley J. Blum(2)..................        1,645,154(6)                  17.65%

James M. DeAngelis (2)..............        1,127,490(7)                  12.43%

O. Mack Jones (3)...................         600,000(8)                    7.01%

Paul E. Hannesson (2)                        322,578(9)                    3.91%

Dr. Frank E. Coffman, PhD (2).......         22,500(10)                      *

VADM Michael P. Kalleres (2)........         22,500(11)                      *

Ambassador William A. Wilson (2)....         22,500(12)                      *

All executive officers and Directors          6,733,558                   41.88%
as a group (8 persons)

         * Percentage ownership is less than 1%.

         (1) The address of Dr. Shelby T. Brewer is 2151 Jamieson Street, Carlyle Towers, Suite 308, Alexandria, Virginia 22314.

         (2) The address of Bentley J. Blum, Paul E. Hannesson, James M. DeAngelis, Frank E. Coffman, Michael P. Kalleres, and William A. Wilson is 150 East 58th Street, Suite 3238, New York, New York 10155.

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

         (5) Consists of: (i) 172 shares of common stock (ii) 24,535 shares of our common stock representing the balance held of the common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for 50% of the outstanding principal dated as of April 9, 2001; (iii) 650,570 shares of our common stock representing the balance held of the common stock issued pursuant to the Restated Brewer Note, dated as of March 15, 2001, between the Company and SB Enterprises and a subsequent conversion notice for the remaining 50% of the outstanding principal dated as of March 14, 2003; (iv) 43,260 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company under the 1998 Plan; (v) 100,000 shares of the Company common stock underlying currently exercisable options granted to Mr. Brewer by the Company outside of the Company's 1998 Plan; and
              (vi) 1,972,542 shares of our common stock underlying currently exercisable stock options granted to Mr. Brewer by the Company outside of the Company's 1998 Plan. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.


         (6) Consists of: (i) 125,000 shares of our common stock issued to Bentley J. Blum in exchange for $125,000 of debt owed to Mr. Blum from the Company; (ii) 7,210 shares of the Company common stock underlying currently exercisable options granted to Mr. Blum by the Company under the Company's 1998 Plan; (iii) 1,367,790 shares of our common stock underlying a currently exercisable five year warrant at an exercise price of $0.57 per share granted to the Blum Asset Trust by the Company in connection with the Blum Loan and services provided by the Blum Asset Trust over the last five years; and (iv) Mr. Blum's indirect beneficial ownership of common stock based upon his beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock, representing together 37.74% of the outstanding shares of Environmental common stock at March 31, 2006, and 4,500,000 shares of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental. Does not include 785,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse and mother. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (7) Consists of (i) 900 shares of common stock; (ii) 42,084 shares of common stock underlying currently exercisable stock options granted to Mr. James M. DeAngelis by the Company under the Company's 1998 Plan; (iii) 50,000 shares of common stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company outside of the Company's 1998 Plan; (iv) Mr. DeAngelis' indirect beneficial ownership of common stock based upon his ownership of 580,000 shares of Environmental; and (vi) 1,032,091 shares of our common stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company outside of the 1998 Plan. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (8) Consists of (i) 87,969 shares of common stock underlying currently exercisable stock options granted to Mr. O. Mack Jones by the Company under the Company's 1998 Plan; and (ii) 512,031 shares of our common stock underlying currently exercisable stock options granted to Mr. Jones by the Company outside of the 1998 Plan. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (9) Consists of: (i) 59,096 shares of common stock underlying currently exercisable stock options granted to Mr. Paul E. Hannesson by the Company under the 1998 Plan; (ii) 240,904 shares of our common stock underlying currently exercisable options granted to Mr. Hannesson by the Company outside of the Company's 1998 Plan; and (iii) Mr. Hannesson's indirect beneficial ownership of common stock based upon his ownership of an aggregate of (a) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (c) 500,000 shares of Environmental common stock in exchange for options to purchase 950,000 shares of Environmental common stock, issued to Hannesson Family Trust, representing together 7.18% of the outstanding shares of Environmental common stock as of March 31, 2006, and (d) currently exercisable options to purchase 525,705 shares of

              Environmental common stock, representing together 7.78% of the outstanding shares of Environmental common stock. Does not include
              (i) 2,000  shares of the  Company's  common stock owned by each of
              Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson; and (ii) 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children. It also does not include 50,000 shares of common stock underlying stock options granted to Mr. Hannesson by the Company that are not currently exercisable. All amounts adjusted for the 1 for 20 reverse split of the Company's common stock on August 29, 2005.

         (10) Consists of 22,500 shares of common stock underlying currently exercisable stock options granted to Mr. Dr. Frank E. Coffman by the Company under the Company's 1998 Plan.

         (11) Consists of 22,500 shares of common stock underlying currently exercisable stock options granted to Mr. Michael P. Kalleres VADM by the Company under the Company's 1998 Plan.

         (12) Consists of 22,500 shares of common stock underlying currently exercisable stock options granted to Mr. Ambassador William A. Wilson by the Company under the Company's 1998 Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- ----------------------------------------------

         On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company with $125,000 of cash installments over the period of one year (the "Blum Loan"). The Company elected to convert the Blum Loan to the Company's common stock using the conversion feature of the 5-day average closing price of the Company's common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125,000 of the outstanding principal of the Blum Loan into 125,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and is due on demand. The current principal balance of the Blum Demand Note is $312,032 as of December 31, 2005 and remains unpaid as of April 15, 2006. See "MD&A - Liquidity and Capital Resources."

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

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 125,000 shares of the Company's common stock at an exercise price of $0.57. The current principal balance of the Weiss Group Note is $252,397 as of December 31, 2005 and remains unpaid as of April 15, 2006. See "MD&A - Liquidity and Capital Resources."

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

         There was no sharing of services in 2001, 2002, 2003, 2004, and 2005 although, insurance costs were allocated between Affiliated Parties when it was beneficial to insure the family of companies under one policy.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------- --------------------------------------

         The following is a summary of the fees billed to the Company by its principal accountants during the years ended December 31, 2005 and December 31, 2004:


----------------------- ------------------- --------------------
                               2005                2004
----------------------- ------------------- --------------------
Audit Fees                         $83,000              $34,840
----------------------- ------------------- --------------------
Audit Related Fees                   4,600                3,200
----------------------- ------------------- --------------------
Tax Fees                             8,000                8,000
----------------------- ------------------- --------------------
All Other Fees                         -0-                  -0-
----------------------- ------------------- --------------------
Total                              $95,600              $46,040
----------------------- ------------------- --------------------

         Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and comfort letters. Audit related fees consist of fees related to the edgarization and filing of SEC forms.

         Tax fees include tax compliance and tax consultations.

         The board of directors has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by our independent registered public accountants. The policy provides for pre-approval by the board of directors of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the board of directors must approve the permitted service before the independent registered public accountants are engaged to perform it.

Financial Information Systems Design and Implementation Fees

         There were no fees billed by Tanner LC. for services rendered in connection with financial information systems design and implementation services described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X. during the fiscal year ended December 31, 2005.

Principal Accountant Independence

         The Audit Committee has determined that the provision of all non-audit services performed by the principal accountant were compatible with maintaining their independence.

PART IV
-------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

The following documents are filed as part of this Annual Report:
                                                                        Page No.
                                                                        --------
Financial Statements.
---------------------
         Commodore Applied Technologies, Inc.

         Report of Independent Registered Public Accounting Firm.......    F-1

         Consolidated Balance Sheets as of December 31, 2005 and 2004...   F-2

         Consolidated  Statements of Operations for the years
         ended December 31, 2005, 2004 and 2003........................    F-3

         Consolidated Statements of Stockholders' Deficit for the
         years ended December 31, 2005, 2004 and 2003..................    F-4

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2005, 2004 and 2003..............................    F-6

         Notes to Consolidated Financial Statements....................    F-9

         All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

Exhibits.
---------
 Exhibit No.           Description
 -----------           -----------

3.1                  Certificate of Incorporation of the Company. (1)
3.2                  By-Laws of the Company. (1)
4.1                  Specimen common stock Certificate. (3)
4.11                 Common Stock Purchase Agreements, dated as of September 26,
                     1997,  by and  between  the  Company  and  each of  certain private investors listed therein. (9)
4.19                 Warrant to  purchase  shares of common  stock of  Commodore
                     Applied  Technologies,  Inc.  issued to The Shaar Fund Ltd.
                     (16)
4.20                 Certificate  of  Designation  of Series E Preferred  Stock.
                     (16)
4.21                 Warrant to  purchase  shares of common  stock of  Commodore
                     Applied Technologies, Inc. issued to Avalon Research Group,
                     Inc. (16)
4.22                 Warrant to  purchase  shares of common  stock of  Commodore
                     Applied  Technologies,  Inc.  issued to The Shaar Fund Ltd.
                     (20)
4.22                 Certificate  of  Designation  of Series F Preferred  Stock.
                     (20)
4.23                 Warrant to  purchase  shares of common  stock of  Commodore
                     Applied Technologies, Inc. issued to Avalon Research Group,
                     Inc. (20)
4.24                 Certificate  of  Designation  of Series H Preferred  Stock.
                     (24)
4.25                 Certificate  of  Designation  of Series I Preferred  Stock.
                     (26)
*4.26                Certificate of Designation of Series J Preferred Stock.
10.15                Non-Competition,  Non-Disclosure and Intellectual  Property
                     Agreement,  dated March 29,  1996,  between the Company and
                     Gerry D. Getman. (1)
10.7                 1996 Stock Option Plan of the Company. (1)
10.9                 Nationwide  Permit  for PCB  Disposal  issued by the EPA to
                     Commodore Remediation Technologies, Inc. (1)
10.17                License  Agreement,  dated as of  March  29,  1996,  by and between the Company and Environmental, relating to the use of SET in the CFC Business. (2)
10.32                Services  Agreement,  dated as of September 1, 1997, by and among  the  Company,  Environmental,  Separation,  Advanced
                     Sciences and other affiliated companies named therein. (14)
10.33                Amended and Restated 1996 Stock Option Plan. (13)
10.34                Securities  Purchase  Agreement,  dated  November  4, 1999, between Commodore Applied Technologies,  Inc. and The Shaar
                     Fund Ltd. (16)
10.35                Registration  Rights  Agreement,  dated  November  4, 1999, between Commodore Applied Technologies,  Inc. and the Shaar
                     Fund Ltd. (16)

10.37 Securities Purchase Agreement, dated March 15, 2000, between Commodore Applied Technologies, Inc. and The Shaar Fund Ltd. (16)
10.38 Registration Rights Agreement, dated March 15, 2000, between Commodore Applied Technologies, Inc. and the Shaar Fund Ltd. (16)
10.43                Specimen Form of Common Stock Certificate. (1)
10.50 Secured Promissory Note, dated November 13, 2000, issued to Klass Partners Ltd. in the principal amount of $250,000.
                     (20)
10.51 Secured Promissory Note, dated November 13, 2000, issued to Mathers Associates in the principal amount of $150,000.
                     (20)
10.52 Secured Promissory Note, dated November 13, 2000, issued to Jon Paul Hannesson in the principal amount of $75,000. (20)
10.53 Secured Promissory Note, dated November 13, 2000, issued to Stephen A. Weiss in the principal amount of $25,000. (20)
10.55 Securities Purchase Agreement, dated November 13, 2000, by and among Commodore Applied Technologies, Inc., Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Ltd., Jon Paul Hannesson and Stephen A. Weiss.
                     (20)
10.56 Security Agreement, dated November 13, 2000 by and among Mathers Associates, Klass Partners, Ltd., Jon Paul Hannesson, Stephen A. Weiss and Commodore Applied Technologies, Inc. (20)
10.57 Registration Rights Agreement, dated November 13, 2000, among Mathers Associates, Klass Partners, Ltd., Jon Paul Hannesson, Stephen A. Weiss and Commodore Applied Technologies, Inc. (20)
10.58 Dispute Resolution Management, Inc. Undertaking Letter, dated November 13, 2000. (20)
10.59 Nationwide Permit Extension for PCB Disposal issued by the EPA to Commodore Remediation Technologies, Inc. (20)
10.71 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated April 16, 2001, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Jon Paul Hannesson and Stephen A. Weiss. (20)
10.72 Klass Partners Ltd. Agreement for Amendment of CXI Bridge Loan Documents, dated April 16, 2001, by the Company and Klass Partners, Ltd. (20)
10.73 Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers Associates. (20)
10.74 Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul Hannesson. (20)
10.75 Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S. Hannesson. (20)
10.76 Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A. Weiss. (20)

10.77 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated April 16, 2001, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss. (23)
10.78 Warrant to purchase 222,222 shares of common stock of the Company issued to Klass Partners. (23)
10.79 Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers Associates. (23)
10.80 Warrant to purchase 41,666 shares of common stock of the Company issued to Jon Paul Hannesson. (23)
10.81 Warrant to purchase 41,666 shares of common stock of the Company issued to Krista S. Hannesson. (23)
10.82 Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A. Weiss. (23)
10.84 Registration Rights Agreement dated May 22, 2001, between Commodore Applied Technologies, Inc., and Dr. Marion Danna.
                     (23)
10.85 Warrant to purchase 500,000 shares of common stock of the Company issued to Dr. Marion Danna. (23)
10.89 Registration Rights Agreement dated June 13, 2001, between Commodore Applied Technologies, Inc., and the Shaar Fund, Ltd. (23)
10.91 Warrant to purchase 166,667 shares of common stock of the Company issued to the Shaar Fund, Ltd. (23)
10.102 Forbearance Agreement dated April 1, 2002, between Commodore Applied Technologies, Inc., and Milford Capital & Management. (24)
10.103 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated April 29, 2002, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss. (24)
10.108 Settlement Agreement dated August 19, 2002 by and among Commodore Applied Technologies, Inc., Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale.
                     (24)
10.109 Liability Release Agreement dated August 19, 2002 by Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale to Commodore Applied Technologies, Inc.
                     (24)
10.110 Liability Release Agreement dated August 19, 2002 by Commodore Applied Technologies, Inc. to Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale.
                     (24)
10.114 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated November 18, 2002, by and among the Company, Commodore Environmental Services, Inc., Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss. (24)

10.127 Warrant to purchase 27,355,800 shares of common stock issued to Blum Asset Trust. (25)
10.130 Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents, dated February 15, 2004, by and among the Company, Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss. (25)
10.131 Warrant to purchase 222,222 shares of common stock of the Company issued to Klass Partners. (25)
10.132 Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers Associates. (25)
10.133 Warrant to purchase 41,667 shares of common stock of the Company issued to Jon Paul Hannesson. (25)
10.134 Warrant to purchase 41,667 shares of common stock of the Company issued to Krista S. Hannesson. (25)
10.135 Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A. Weiss. (25)
10.136 Warrant to purchase 500,000 shares of common stock of the Company issued to Klass Partners. (25)
10.137 Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers Associates. (25)
10.138 Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul Hannesson. (25)
10.139 Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S. Hannesson. (25)
10.140 Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A. Weiss. (25)
10.141 Warrant to purchase 444,444 shares of common stock of the Company issued to Klass Partners. (25)
10.142 Warrant to purchase 333,334 shares of common stock of the Company issued to Mathers Associates. (25)
10.143 Warrant to purchase 83,332 shares of common stock of the Company issued to Jon Paul Hannesson. (25)
10.144 Warrant to purchase 83,332 shares of common stock of the Company issued to Krista S. Hannesson. (25)
10.145 Warrant to purchase 55,556 shares of common stock of the Company issued to Stephen A. Weiss. (25)
10.146 Series E Convertible Preferred automatic conversion date extension dated March 10, 2004, between the Company and The Shaar Fund, Ltd. (25)
10.147 Series F Convertible Preferred automatic conversion date extension dated April 9, 2004, between the Company and The Shaar Fund, Ltd. (25)
10.148 Dividend Forgiveness letter dated April 9, 2004, between the Company and The Shaar Fund, Ltd. (25)

10.149               Promissory  Note dated April 12, 2005,  between the Company and The Shaar Fund, Ltd. (26)
10.150               Amended and  Restated  Security  Agreement  dated April 12,
                     2005, between the Company and The Shaar Fund, Ltd. (26)
10.151               Patent Collateral  Assignment dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.152               Amended and  Restated  Guaranty  and  Suretyship  Agreement
                     dated  April 12,  2005,  between  the Company and The Shaar
                     Fund, Ltd. (26)
10.153               Exchange  Agreement  dated  April  12,  2005,  between  the
                     Company and The Shaar Fund, Ltd. (26)
*10.154              Warrant to purchase 4,000,000 shares of common stock of the
                     Company issued to Dr. Marion Danna.
*10.155              Securities Purchase Agreement dated April 27, 2005, between
                     Commodore Applied Technologies, Inc., and Dr. Marion Danna.
*10.156              Registration Rights Agreement dated April 27, 2005, between
                     Commodore Applied Technologies, Inc., and Dr. Marion Danna.
*10.157              Amended  Promissory Note effective October 1, 2005, between the Company and The Shaar Fund, Ltd.
*10.158              Amended  Exchange  Agreement  effective  October  1,  2005, between the Company and The Shaar Fund, Ltd.
14.01                Code of Ethics of Commodore Applied Technologies, Inc. (26)
16.1                 Letter regarding change in certifying accountant. (12)
16.2                 Letter regarding change in certifying accountant. (17)
*22.1                Subsidiaries of the Company.
*31.1                Certification Pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002.
*31.2                Certification Pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002.
*32.1                Certification  Pursuant  to  18  U.S.C.  Section  1350,  as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2                Certification  Pursuant  to  18  U.S.C.  Section  1350,  as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1                 Debt Repayment Agreement, dated September 28, 1998, between the Company and Environmental. (15)
99.2                 Registration  Rights  Agreement,  dated September 28, 1998, between the Company and Environmental. (15)

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

(26) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on April 15, 2005 (File No. 1-11871).

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

         3. The Company filed a Current Report on Form 8-K, dated May 15, 2005, announcing its March 31, 2005 Quarterly earnings.

         4. The Company filed a Current Report on Form 8-K, dated July 27, 2005, announcing it entered into a stock purchase agreement (the "Agreement") and a warrant agreement (the "Warrant") with a private investor, Dr. Marion Danna (the "Investor") on April 27, 2005. The closing of the transactions contemplated by the Agreement took place on July 10, 2005. Under the terms of the Agreement the Investor purchased, for a purchase price of $100,000.00, 10,000,000 shares of the Company's common stock bearing a restrictive legend and a warrant for 4,000,000 shares of the Company's common stock with an exercise price of $0.01, exercisable immediately with a three year life.

         5. The Company filed a Current Report on Form 8-K, dated August 23, 2005, announcing its June 30, 2005 Quarterly earnings. The Company also announced that the ongoing months of execution of the EDAM contract at Oak Ridge, TN by its wholly owned subsidiary Commodore Advanced Sciences, Inc. (CASI) have been successful, and that the Company plans to market these services at other DOE sites.

         6. The Company filed a Current Report on Form 8-K, dated August 31, 2005, announcing that the previously approved reverse stock split with the established a ratio of 1-for 20 became effective at the close of business on August 29, 2005. Applied common stock will begin trading on a reverse-split basis on August 30, 2005. As a result of the reverse stock split, every 20 shares of Applied's common stock will be combined into one share of Applied common stock. As a result of the reverse stock split, the issued and outstanding shares of Applied's common stock will be reduced from approximately 156 million shares to approximately 7.8 million shares. The number of authorized shares will not be reduced.

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

         7. The Company filed a Current Report on Form 8-K, dated November 22, 2005, announcing its September 30, 2005 Quarterly earnings. The Company also announced that that it recognized an accrual accounting issue that our independent auditors brought to its attention within the last two weeks. After further research and discussion with the Company's independent auditors, the Company determined that the embedded conversion features associated with the New Shaar Convertible Note and the Series I Convertible Preferred Stock issued April 12, 2005, qualified as derivatives in accordance with EITF 00-19 and SFAS No. 133, thus requiring liability recognition and marking the derivative to its fair value as of each reporting date (each quarter). The Company further stated that its management has taken immediate steps to accurately record and disclose this liability and is in the process of eliminating the liability from the Company in the future.

         8. The Company filed a Current Report on Form 8-K, dated November 23, 2005, announcing its restated June 30, 2005 Quarterly earnings. The restatement arose from the Company's determination that it had not accounted for the embedded conversion option of the Convertible Secured Note and the Series I Convertible Preferred Stock entered into on April 12, 2005 as embedded derivatives. The Company has determined that the fair value of the embedded derivatives should be recorded as a liability, with any changes in the fair value of the embedded derivatives between reporting dates as a derivative loss or gain, as appropriate. The Company has also shown the effects of the reverse stock split effective August 29, 2005, and has also shown separately the effect of dividends accrued to preferred stockholders on loss per share, due to the reduced number of common shares outstanding. Subsequent to the reverse stock split, the effect of dividends accrued to preferred stockholders affected loss per share.

         9. The Company filed a Current Report on Form 8-K, dated December 14, 2005, regarding a press release announcing that that Advanced Sciences received special recognition from Bechtel Jacobs for compiling a multi-year safety record for on job performance without an accident or work loss safety related incident on the environmental sampling and data management contract (EDAM).

         10. The Company filed a Current Report on Form 8-K, dated February 8, 2006, regarding a press release announcing that Chairman and CEO, Shelby T. Brewer, issued the Company's 2006 Chairman's Letter to address the current and future business opportunities for the Company.

     SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 17, 2006               COMMODORE APPLIED TECHNOLOGIES, INC.

                                            By:/s/ James M. DeAngelis
                                               ----------------------
                                                 James M. DeAngelis, Senior Vice
                                                 President and Chief Financial
                                                 Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shelby T. Brewer            Chairman of the Board             April 17, 2006
--------------------            and Chief Executive Officer
Dr. Shelby T. Brewer            (principal executive officer)


/s/ James M. DeAngelis          Senior Vice President and         April 17, 2006
----------------------          Chief Financial Officer
James M. DeAngelis              (principal financial officer)


/s/ Bentley J. Blum             Director                          April 17, 2006
-------------------
Bentley J. Blum

/s/ Frank E. Coffman            Director                          April 17, 2006
--------------------
Dr. Frank E. Coffman

Paul E. Hannesson               Director                          April 17, 2006
-----------------
Paul E. Hannesson

/s/ O. Mack Jones               Director                          April 17, 2006
-----------------
O. Mack Jones

/s/ Michael P. Kalleres         Director                          April 17, 2006
-----------------------
VADM Michael P. Kalleres

/s/ Robert A. Maczewski         Director                          April 17, 2006
-----------------------
Robert A. Maczewski

/s/ William A. Wilson           Director                          April 17, 2006
---------------------
Ambassador William A. Wilson

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         The Company sent to its security holders an annual report and proxy material during the 2005 fiscal year.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2005 and 2004


                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                                           Index
--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----


Commodore Applied Technologies, Inc.

     Report of Independent Registered Public Accounting Firm                 F-1


     Consolidated Balance Sheets as of December 31, 2005 and 2004            F-2


     Consolidated Statements of Operations for the years ended
       December 31, 2005, 2004 and 2003                                      F-3


     Consolidated Statements of Stockholders' Deficit for
       the years ended December 31, 2005, 2004 and 2003                      F-4


     Consolidated Statements of Cash Flows for the years
       ended December 31, 2005, 2004 and 2003                                F-6


     Notes to Consolidated Financial Statements                              F-9

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Commodore Applied Technologies, Inc. and subsidiaries


We have audited the consolidated balance sheets of Commodore Applied Technologies, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005, 2004, and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004, and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses. These factors that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Tanner LC
Salt Lake City, Utah
April 6, 2006

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                     Consolidated Balance Sheets

                                                      December 31, 2005 and 2004
                                            (Amounts in thousands except shares)
--------------------------------------------------------------------------------


                                                             2005        2004
                                                        ------------------------
        Assets
        ------

Current assets:
  Cash and cash equivalents                             $        65  $       15
  Accounts receivable, net                                    2,065         259
  Prepaid assets and other current assets                       139           -
                                                        ------------------------

                Total current assets                          2,269         274

Property and equipment, net                                     148          95
                                                        ------------------------

                Total assets                            $     2,417  $      369
                                                        ------------------------


        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Accounts payable                                      $     1,376  $      791
  Related party payable                                         253         253
  Line of credit                                                141           -
  Notes payable                                                 635         512
  Other accrued liabilities                                   4,450       5,107
                                                        ------------------------

Total current liabilities                                     6,855       6,663

Long-term debt, net of current portion                        5,426       3,034
                                                        ------------------------

        Total liabilities                                    12,281       9,697
                                                        ------------------------

Commitments and contingencies

Stockholders' deficit:
  Convertible Preferred Stock, Series H
   and J, par value $.001 per share,
   aggregate liquidation value of $6,353
   and $3,677 at December 31, 2005 and 2004,
   respectively, 3% cumulative dividends
   for Series H, 10% cumulative dividends
   for Series J, 1,550,000 shares authorized,
   1,188,302 shares and 1,001,200 shares
   issued and outstanding at December 31,
   2005 and 2004, respectively                                    1           1
  Common Stock, par value $.001 per share,
   300,000,000 shares authorized,
   7,948,217 shares and 6,717,304 shares
   issued and outstanding at December 31,
   2005 and 2004, respectively                                    8           7
Additional paid-in capital                                   69,680      67,503
Accumulated deficit                                         (79,290)    (76,576)
                                                        ------------------------

                                                             (9,601)     (9,065)

Treasury stock, 171,875 shares                                 (263)       (263)
                                                        ------------------------

Total stockholders' deficit                                  (9,864)     (9,328)
                                                        ------------------------

Total liabilities and stockholders' deficit             $     2,417  $      369
                                                        ------------------------

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the
consolidated financial statements.                                           F-2

                                                        COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                            AND SUBSIDIARIES
                                                       Consolidated Statements of Operations

                                                                  December 31, 2005 and 2004
                                                        (Amounts in thousands except shares)
--------------------------------------------------------------------------------------------


                                                      2005           2004           2003
                                                   -----------------------------------------
Revenues                                           $   10,275    $      738     $       660

Costs and expenses:
  Cost of revenues                                      9,132           919             811
  Research and development                                  5             9              70
  General and administrative                            2,072         1,674           1,700
  Depreciation and amortization                            54           136             267
                                                   -----------------------------------------

        Total costs and expenses                       11,263         2,738           2,848
                                                   -----------------------------------------

        Loss from operations                             (988)       (2,000)         (2,188)

Other income (expense):
  Derivative loss                                        (543)            -              -
  Interest expense                                     (1,183)         (404)           (769)
                                                   -----------------------------------------

        Loss before income taxes                       (2,714)       (2,404)         (2,957)

Income tax benefit                                          -             -               -
                                                   -----------------------------------------

        Net loss                                       (2,714)       (2,404)         (2,957)

Deemed dividends and dividends accrued to
  preferred stockholders                               (4,067)         (291)           (374)
                                                   -----------------------------------------

        Net loss applicable to common
        shareholders                               $   (6,781)   $   (2,695)    $    (3,331)
                                                   -----------------------------------------


Net loss per share - basic and diluted             $    (0.93)   $    (0.43)    $     (0.72)

Number of weighted average shares outstanding -
  basic and diluted                                     7,309         6,334           4,602
                                                   -----------------------------------------


--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.    F-3

                                                                                     COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                                         AND SUBSIDIARIES
                                                                         Consolidated Statements of Stockholders' Deficit

                                                                            Years Ended December 31, 2005, 2004, and 2003
                                                                                     (Amounts in thousands except shares)

-------------------------------------------------------------------------------------------------------------------------



                                       Preferred Stock      Common Stock       Additional
                                     ----------------------------------------  Paid-In   Accumulated   Treasury
                                      Shares    Amount    Shares    Amount     Capital     Deficit      Stock      Total
                                     -------------------------------------------------------------------------------------
Balance, January 1, 2003             1,213,700     $ 1   2,951,354     $ 3    $ 67,185    $ (71,215)   $ (263)   $ (4,289)

Conversion of series E and F
  preferred stock into common
  stock                               (180,000)      -   2,168,333       2          (2)           -         -           -

Issuance of common stock as
payment of preferred stock
dividends                                    -       -     105,928       -         182            -         -         182

Conversion of debt to common
  stock                                      -       -     659,492       1         283            -         -         284

Issuance of warrants for:
 Payment of accounts payable                 -       -           -       -           3            -         -           3
  Services                                   -       -           -       -         198            -         -         198
  Extension of debt                          -       -           -       -         301            -         -         301

Preferred stock dividends                    -       -           -       -        (374)           -         -        (374)

Net loss                                     -       -           -       -           -       (2,957)        -      (2,957)
                                     ------------------------------------------------------------------------------------

Balance, December 31, 2003           1,033,700       1   5,885,108       6      67,776      (74,172)     (263)     (6,652)

Conversion of series E
  preferred stock into common
  stock                                (32,500)      -     807,196       1          (1)           -         -           -

Exercise of warrants                         -       -      25,000       -          19            -         -          19

Preferred stock dividends                    -       -           -       -        (291)           -         -        (291)

Net loss                                     -       -           -       -           -       (2,404)        -      (2,404)
                                     ------------------------------------------------------------------------------------

Balance, December 31, 2004           1,001,200       1   6,717,304       7      67,503      (76,576)     (263)     (9,328)


-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.                                 F-4

                                                                                     COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                                         AND SUBSIDIARIES
                                                                         Consolidated Statements of Stockholders' Deficit
                                                                                                                Continued

-------------------------------------------------------------------------------------------------------------------------



                                       Preferred Stock      Common Stock       Additional
                                     ----------------------------------------  Paid-In   Accumulated   Treasury
                                      Shares    Amount    Shares    Amount     Capital     Deficit      Stock      Total
                                     -------------------------------------------------------------------------------------

Conversion of series E and I
  preferred stock into common
  stock                                (12,500)      -     730,913       1          (1)           -         -           -

Conversion of accrued dividends
  into series I preferred stock        199,602       -           -       -       1,400            -         -       1,400

Preferred stock dividends                    -       -           -       -        (365)           -         -        (365)

Sale of common stock for cash                -       -     500,000       -         100            -         -         100

Deemed dividend from embedded
  derivative                                 -       -           -       -      (3,702)           -         -      (3,702)

Reclassification of embedded
  derivative from liabilities
  to equity                                  -       -           -       -       4,745            -         -       4,745

Net loss                                     -       -           -       -           -       (2,714)        -      (2,714)
                                     ------------------------------------------------------------------------------------

Balance, December 31, 2005           1,188,302     $ 1   7,948,217     $ 8    $ 69,680    $ (79,290)   $ (263)   $ (9,864)
                                     ------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.                                 F-5

                                                                      COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                          AND SUBSIDIARIES
                                                                     Consolidated Statements of Cash Flows

                                                             Years Ended December 31, 2005, 2004, and 2003
                                                  (Amounts in thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------


                                                                    2005           2004           2003
                                                               -------------------------------------------
Cash flows from operating activities:
  Net loss                                                     $    (2,714)    $   (2,404)    $     (2,957)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     54            136              267
      Amortization of debt discount                                    500             31               35
      Derivative loss                                                  543              -                -
      Issuance of warrants for services                                  -              -              198
      Issuance of warrants for extension of debt                         -              -              301
      Changes in assets and liabilities:
      Accounts receivable, net                                      (1,806)          (188)              25
      Prepaid assets                                                   (10)            13              150
      Checks written in excess of cash                                   -            (13)              13
      Accounts payable and accrued liabilities                       2,096            893            1,013
                                                               --------------------------------------------

        Net cash used in operating activities                       (1,337)        (1,532)            (955)

Cash flows from investing activities:
   Equipment purchased or constructed                                 (107)           (61)               -
   Advances from (repayments to) related parties, net                    -            (25)             198
   Patents acquired                                                      -              -              (11)
                                                               --------------------------------------------

        Net cash (used in) provided by investing activities           (107)           (86)             187

Cash flows from financing activities:
   (Repayments)/borrowings under line of credit                        141            (64)              64
   Borrowings on debt and warrants                                   1,259          1,678              776
   Payments on long-term debt and notes payable                         (6)             -             (131)
   Proceeds from the sale of common stock                              100              -                -
   Proceeds from exercise of warrants                                    -             19                -
                                                               --------------------------------------------

        Net cash provided by financing activities                    1,494          1,633              709
                                                               --------------------------------------------

        Net change in cash and cash equivalents                         50             15              (59)

Cash and cash equivalents at beginning of year                          15              -               59
                                                               --------------------------------------------

Cash and cash equivalents at end of year                       $        65     $       15     $          -
                                                               --------------------------------------------


----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.                  F-6

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:

     Cash paid during the year for:

              Interest                 $       32     $   55     $    10
                                       ---------------------------------

              Income taxes             $        -     $    -     $     -
                                       ---------------------------------


Non-Cash Investing and Financing Activities:

2005
----

         o The Company recorded $365 of unpaid dividends to holders of preferred stock.

         o The Company recorded an embedded derivative liability of $8,063 at its inception on April 12, 2005, $3,702 of which was recorded as a deemed dividend to preferred stockholders, and $4,361 was recorded as a debt discount. The Company reclassified the embedded derivative liability to equity on October 1, 2005. The embedded derivative liability was $8,606 and the remaining debt discount was $3,861 at time of reclassification, which resulted in an increase to equity of $4,745.

         o On April 12, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "Shaar Exchange Agreement"). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E and Series F Preferred Stock (including all other accrued and unpaid dividends thereon of $1,400) for 395,302 shares of the Company's Series I Convertible Preferred Stock. The Shaar note was also amended, in which $833 of accrued interest and fees were added to the principal balance of the note.

         o Effective October 1, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "Shaar Exchange Agreement"). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to 388,302 shares of the Series I Preferred Stock (not including all other accrued and unpaid dividends thereon) for 388,302 shares of the Company's Series J Convertible Preferred Stock. The Shaar note was also amended effective October 1, 2005, in which the conversion feature was amended to include a minimum and maximum conversion rate.


--------------------------------------------------------------------------------

The accompanying notes are an integral part of the
consolidated financial statements.                                           F-7

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------


         o On August 29, 2005, the Company effected the previously approved 1-for-20 reverse common stock split. As a result of the reverse stock split, the issued and outstanding shares of the Company's common stock were reduced from approximately 156 million shares to approximately 7.8 million shares. The reverse stock split, including the effect on loss per share, has been presented retroactively as if it had occurred on January 1, 2003.

2004
----

         o The Company recorded $291 of unpaid dividends to holders of preferred stock.

         o The Company purchased equipment in the amount of $8 with a note payable.


2003
----

         o The Company recorded $374 of unpaid dividends to holders of preferred stock, and paid $182 of the unpaid dividends by issuance of 105,928 shares of common stock.

         o The Company converted debt of $250 and accrued interest of $34 by issuance of 659,492 shares of common stock.

         o The Company issued 50,000 warrants valued at $3 as payment of accounts payable.

         o The Company issued to a member of the board of directors 1,367,790 warrants valued at $470 for forbearance of debt ($272) and services ($198).

         o The Company issued 50,000 new warrants and re-priced and extended 75,000 warrants to forbear payments on and extend notes payable, resulting in a debt discount of $30.

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the
consolidated financial statements.                                           F-8

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2005 and 2004
                                  (In thousands except share and per share data)
--------------------------------------------------------------------------------

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

                        Sales to major customers which exceeded 10 percent of revenues are as follows:

                                         Years Ended December 31,
                                     ----------  --------- ----------
                                        2005        2004      2003
                                     ----------  --------- ----------

                       Customer A    $    9,350  $   188  $       -
                       Customer B    $      229  $   260  $      97
                       Customer C    $      126  $   128  $     133
                       Customer D    $        -  $    14  $     160

                        Customer A accounts for 95% of the accounts receivable balance as of December 31, 2005.

                        Risk and Uncertainty
                        Applied's operations involving the separation and destruction of Polychlorinated Biphenyls (PCBs) requires a permit from the Environmental Protection Agency EPA. Applied had a valid nationwide permit related to the treatment of PCBs in certain substances. The permit expired September 15, 2001. Applied is currently in the process of applying for a renewal of the permit. Until the permit is reviewed and allowed, Applied, or its client, must post a closure bond specific to the amount of any contracts that utilize Applied's destruction technology related to the treatment of PCB's.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of         Accounts receivable
     Significant        Trade receivables are carried at original invoice amount
     Accounting         less an estimate made for doubtful  receivables based on
     Policies           a review of all outstanding  amounts on a monthly basis.
     Continued          Management   determines   the   allowance  for  doubtful
                        accounts by identifying  troubled  accounts and by using
                        historical  experience  applied to an aging of accounts.
                        Trade   receivables   are   written   off  when   deemed
                        uncollectible.    Recoveries   of   trade    receivables
                        previously written off are recorded when received.

                        A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. Interest is not charged on trade receivables.

                        Property and Equipment
                        Property and equipment are recorded at cost, less accumulated depreciation. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded in the Statement of Operations. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets which range from 3 to 5 years.

                        Intangible Assets
                        Patents and completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories, Inc. ("Labs"). Patents and completed technology were fully amortized as of December 31, 2005 and 2004.

                        Impairment of Long-Lived Assets
                        Applied reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the estimated cumulative undiscounted cash flows of the related asset or asset group is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of         Revenue Recognition
     Significant        Substantially all of Applied's revenues are generated by
     Accounting         its  subsidiary,   CASI.   CASI's  revenues  consist  of
     Policies           engineering  and scientific  services  performed for the
     Continued          U.S.  Government  and prime  contractors  that serve the
                        U.S.  Government  under a variety of contracts,  most of
                        which provide for unit prices.  Revenue under unit price
                        contracts  is recorded  when a contract  or  arrangement
                        exists,   the   fees  to  be   charged   are   fixed  or
                        determinable, the services have been provided, and collection of the billed amount is reasonably assured.

                        Most of the Company's historical contracts provided for reimbursement of costs plus fixed fees. Direct and indirect contract costs incurred in reimbursement plus cost contracts are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and has established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited the Company's contracts through 1999. An allowance for potential disallowances is recorded as a reduction in revenue based upon the portion of billed and unbilled receivables that management believes may be disallowed upon audit by the DCAA.

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

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of         Stock-Based Compensation
     Significant        At  December  31,  2005,  Applied  has  one  stock-based
     Accounting         employee  compensation  plan,  which is  described  more
     Policies           fully in Note 11.  Applied  accounts for its plans under
     Continued          the  recognition  and  measurement   principles  of  APB
                        Opinion  No.  25,   Accounting   for  Stock   Issued  to
                        Employees, and related  interpretations.  No stock-based
                        employee  compensation cost is reflected in net loss, as
                        all  options  granted  under those plans had an exercise
                        price that  equaled or exceeded  the market value of the
                        underlying  common stock on the date of grant.  Inasmuch
                        as Applied  cancelled  certain  options  during 2002 and
                        reissued new options to the option holders,  the options
                        are  considered  variable  options and are revalued each
                        quarter to determine the effect on  operations,  if any.
                        The following  table  illustrates the effect on net loss
                        per  share  if  Applied   had  applied  the  fair  value
                        recognition  provision  of  SFAS No. 123, Accounting for
                        Stock-Based   Compensation,  to   stock-based   employee
                        compensation.

                                                                             Years Ended December 31,
                                                                          -------------------------------
                                                                            2005       2004      2003
                                                                          -------------------------------
                        Net loss, as reported                             $ (2,714) $  (2,404) $ (2,957)

                        Addback:  Stock-based employee compensation
                        expense determined under instrinsic value based
                        method for all awards, net of related tax effects         -          -         -

                        Deduct:  Total stock- based employee
                        compen-sation expense determined under fair
                        value based method for all awards, net of
                        related tax effects                                       -          -   (1,544)
                                                                          -------------------------------

                        Pro forma net loss                                $ (2,714) $  (2,404) $ (4,501)
                                                                          -------------------------------

                        Loss per share:
                           Basic and diluted - as reported                $   (.93) $    (.43) $   (.72)
                                                                          -------------------------------
                           Basic and diluted - pro forma                  $   (.93) $    (.43) $   (.72)
                                                                          -------------------------------

                        The Black-Scholes model calculates the fair value of the grant based upon the following assumptions about the underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is 237%, the expected risk-free rate of return is 3.7 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.

                        Stock options issued during the years ended December 31, 2003 had an average value of $.02, respectively. No stock options were granted in 2005 and 2004.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of         Fair Value of Financial Instruments
     Significant        The fair value of financial instruments is determined by
     Accounting         reference  to various  market  data and other  valuation
     Policies           techniques as  appropriate.  Accounts  receivable,  cash
     Continued          equivalents,  long term debt and the line of credit  are
                        financial instruments that are subject to possible material market variations from the recorded book value.
                        Applied has reflected in the financial statements debt discounts which are being amortized over the estimated lives of the obligations. The debt discounts bring the obligations to a market rate of interest. The fair value of these financial instruments approximate the recorded book value as of December 31, 2005 and 2004.

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

2.   Going              The accompanying  consolidated financial statements have
     Concern            been  prepared  under the  assumption  that Applied will
                        continue   as   a   going   concern.   Such   assumption
                        contemplates   the   realization   of  assets   and  the
                        satisfaction  of  liabilities  in the  normal  course of
                        business.   As  shown  in  the  consolidated   financial
                        statements, Applied incurred losses and negative cash flows from operating activities for the years ended
                        December 31, 2005, 2004 and 2003. Applied also has a working capital deficit of $4,586 and an accumulated deficit of $79,290 at December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Going              Applied's  continuation  as a going concern is dependent
     Concern            upon its  ability to  generate  sufficient  cash flow to
     Continued          meet  its  obligations  on a  timely  basis,  to  obtain
                        additional financing as may be required,  and ultimately
                        to  attain  profitability.  Potential  sources  of  cash
                        include new  contracts,  external  debt, the sale of new
                        shares of Company stock or  alternative  methods such as
                        mergers  or  sale  transactions.  No  assurances  can be
                        given,  however, that Applied will be able to obtain any
                        of these potential  sources of cash.  Applied  currently
                        requires additional cash funding from outside sources to
                        sustain   existing   operations   and  to  meet  current
                        obligations and ongoing capital requirements.

3.   Accounts           The  components of Applied's  trade  receivables  are as
     Receivable         follows as of December 31:

                                                                       2005             2004
                                                                  ---------------------------------
                        Contract receivables                      $         2,069  $           268

                        Less:  Allowance for doubtful
                        accounts                                               (4)              (9)
                                                                  ---------------------------------

                                 Accounts receivable, net         $         2,065  $           259
                                                                  ---------------------------------


                        Substantially all of CASI trade receivables are pledged to collateralize its line of credit (see Note 6).

4.   Property           Property  and equipment  consist of the following  as of
     and                December 31:
     Equipment

                                                               Average
                                                             Useful Life     2005        2004
                                                            --------------------------------------
                        Machinery and equipment                   3           $   716     $   633
                        Furniture and fixtures                    5                58          58
                        Computer equipment                        4               246         222
                                                                          ------------------------

                                                                                1,020         913
                        Less:  accumulated depreciation
                          and amortization                                      (872)       (818)
                                                                          ------------------------

                             Property and equipment, net                      $   148      $   95
                                                                          ------------------------

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Other Accrued
     Liabilities        Other accrued liabilities consist of the following as of
                        December 31:

                                                              2005           2004
                                                       -------------------------------

                        Compensation and employee
                           benefits                   $        1,987           1,876
                        Subcontractors                           724               -
                        Accrued interest                         694             664
                        Loss reserve                             376             376
                        Dividends payable                        361           1,696
                        Related party advances                   185             185
                        Other                                    123              91
                        Forbearance and exit fees                  -             219
                                                      -------------------------------

                                                      $        4,450    $      5,107
                                                      -------------------------------


6.   Line of Credit     At  December  31,  2005 and  2004,  CASI had $141 and $0
                        outstanding,   respectively,  on  a  revolving  line  of
                        credit.  The  line of  credit  is not to  exceed  90% of
                        eligible  receivables  or $2,000  and is due April  2006
                        with interest  payable monthly at prime plus 2.0 percent
                        (7%  at  December   31,  2005).   The  line of credit is
                        collateralized by the assets of CASI and is guaranteed by Applied.

7. Notes Payable        Notes  payable  and   long-term   debt  consist  of  the
   and                  following at December 31:
   Long-Term
   Debt

                                                                       2005           2004
                                                                       ------------------------------

                        Convertible notes payable to individuals
                        with interest at 10%, interest only due
                        in aggregate monthly  installments
                        beginning in March 2006, maturing in
                        March 2009, no prepayment option,
                        secured by property and equipment and
                        patents. The conversion price is the
                        average closing price of the ten days
                        preceding the conversion date, but shall
                        not be more than $0.50 per share or less
                        than $0.05 per share.  See note 10. Also,
                        these notes payable restrict the Company's
                        ability to declare or pay dividends on and
                        repurchase common stock, materially change
                        the Company's business, enter a business
                        combination, or transfer or sell assets.       $       5,426     $     3,034


                        Notes payable to individuals with interest at
                        12%, in default as of January 15, 2005,
                        secured by accounts receivable.                          254             254

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7. Notes Payable
   and
   Long-Term
   Debt
   Continued

                                                                             2005           2004
                                                                       ------------------------------
                        Note payable to a corporation with interest
                        at 9%, unsecured and in default as of June
                        30, 2003.                                                254             254

                        Note payable to a corporation financing
                        certain of the Company's insurance policies,
                        with interest at 6%.                                     127               -

                        Note payable to a bank with interest due at
                        17.5%, with monthly payments less than $1
                        secured by property and equipment.                         -               8

                        Unamortized discount for warrants                          -              (4)
                                                                       ------------------------------

                                                                               6,061           3,546

                        Less current maturities                                 (635)           (512)
                                                                       ------------------------------

                                                                       $       5,426     $     3,034
                                                                       ------------------------------


                        Future maturities of notes payable and long-term debt are as follows:


                            Year Ending December 31:             Amount
                            ------------------------       ------------------

                        2006                               $             635
                        2007                                               -
                        2008                                               -
                        2009                                           5,426
                        Thereafter                                         -
                                                           ------------------

                                                           $           6,061
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

                        The  provision  for  income  taxes for the  years  ended
                        December 31 results in an effective tax rate which differs from federal income tax rates as follows:

                                                              2005         2004          2003
                                                          -----------------------------------------
                        Expected tax benefit at federal
                          statutory rate                  $      (928) $       (777) $     (1,005)
                        State income tax benefit, net of
                          federal income tax benefit              (90)         (120)         (177)
                        Other                                      211            64           180
                        Change in valuation allowance              807           833         1,002
                                                          -----------------------------------------

                             Income tax benefit           $          - $           - $           -
                                                          -----------------------------------------

                        The components of the net deferred tax as of December 31, are as follows:

                                                               2005       2004
                                                            --------------------
                        Reserves and accruals             $     178   $    168
                        Net operating loss carryforward       14,548     13,501
                        Depreciation, amortization, and
                          impairment charges                   1,444      1,694
                                                           ---------------------

                                                              16,170     15,363

                        Valuation allowance                  (16,170)   (15,363)
                                                           ---------------------

                             Net deferred taxes            $       -   $      -
                                                           ---------------------

                        Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 31, 2005 and 2004, Applied has established a valuation allowance for the entire amount of net deferred tax assets.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Income             Applied has net operating loss ("NOL")  carryforwards at
     Taxes              December 31, 2005 of approximately  $39,000 which expire
     Continued          in years 2010 through 2025.  The NOL  carryforwards  are
                        limited to use against future taxable income due to changes in ownership and control.

9.   Stockholders'      Reverse Stock Split
     Equity             On August 29, 2005, the Company  effected the previously
                        approved  1-for-20  reverse  common  stock  split.  As a
                        result  of the  reverse  stock  split,  the  issued  and
                        outstanding  shares of the  Company's  common stock were
                        reduced  from   approximately   156  million  shares  to
                        approximately 7.8 million shares. The reverse stock split, including the effect on loss per share, has been presented retroactively as if it had occurred on January
                        1, 2003.

                        Series E Convertible Preferred Stock
                        Effective November 4, 1999, Applied issued 335,000 shares of Series E Convertible Preferred Stock with a stated value of $10 per share.

                        This stock had a dividend rate of 12% per annum through April 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock has a special dividend at the rate of 7.5% per annum which began to accrue on May 1, 2000 and continued to accrue until paid, payable on May 1, 2001. The Company accrued $28, $124 and $207 of dividends in 2005, 2004 and 2003, respectively, and issued 78,349 shares common stock to pay $142 of accrued dividends in 2003.

                        The  Series  E   Convertible   Preferred   Stock  had  a
                        liquidation preference of $10 per share. In connection with the issuance of the Series E Convertible Preferred Stock, Applied issued warrants to purchase 28,625 shares of common stock at a purchase price equal to 110% of the market price on the date of closing ($24.00). These warrants were valued at $60 and expired on November 4, 2004.

                        The Series E Convertible Preferred Stock was convertible into common stock at any time on or after April 30, 2000 at a conversion price equal to the arithmetic mean of the closing prices of common stock as reported in the respective stock exchange for the ten trading days immediately preceding the date of conversion.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Stockholders'      Series E Convertible Preferred Stock - Continued
     Equity             During the years ended December 31, 2005, 2004 and 2003,
     Continued          5500,  32,500 and 162,500 shares of Series E Convertible
                        Preferred Stock were converted into 291,629, 807,196 and 2,045,808 shares of common stock, respectively. As of December 31, 2005 there are no shares of Series E
                        Convertible Preferred Stock outstanding.

                        On April 12, 2005, the Company entered into the Shaar Exchange Agreement, in which the Company agreed that Shaar would exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E Preferred and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company's Series I Preferred.

                        Series F Convertible Preferred Stock
                        In March 2000, Applied issued 266,700 shares of Series F Convertible Preferred Stock with a stated value of $10 per share. Transaction costs on the issuance totaled $230 resulting in net proceeds to Applied of $1,771.

                        The stock had a dividend rate of 12% per annum through September 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock had a special dividend at the rate of 7.5% per annum which began to accrue October 1, 2000 and continued to accrue until paid, payable on October 1, 2001. The Company accrued $41, $148 and $148 of dividends in 2005, 2004 and 2003, respectively, and issued 27,579 shares of common stock to pay $40 of accrued dividends in 2003.

                        The  Series  F   Convertible   Preferred   Stock  had  a
                        liquidation preference of $10 per share. In connection with the issuance of Series F Convertible Preferred Stock, Applied issued warrants to purchase 18,174 shares of common stock at $38.78 per share. These warrants expired on March 16, 2005.

                        The Series F Convertible Preferred Stock was convertible into common stock at any time on or after September 30, 2000. On conversion, the investor was to receive for each converted preferred share the greater number of common stock as determined by (1) the face value per share ($10) plus accrued dividends divided by the average of the closing prices over a ten consecutive trading day period ending on the trading day immediately preceding the conversion date, or (2) $7.50 (the cash invested for each preferred share) divided by $1.93875.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Stockholders'      Series F Convertible Preferred Stock - Continued
     Equity             During the year ended  December 31, 2003,  17,500 shares
     Continued          of Series F Convertible  Preferred  Stock were converted
                        to 122,526 shares of common stock. Applied has no shares of Series F convertible stock outstanding at December
                        31, 2005.

                        On April 12, 2005, the Company entered into the Shaar Exchange Agreement, in which the Company agreed that Shaar would exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E Preferred and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company's Series I Preferred.

                        Series H Convertible Preferred Stock
                        Applied issued 800,000 shares of Series H Preferred stock (the "Series H Preferred"), par value $0.001 per share, each such share of Series H Preferred having a stated value of $1 per share. The Series H Preferred shall have the following rights, privileges, and limitations:

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

                          c) The conversion price of the Series H Preferred shall be determined by the average closing price of Company's common stock in the previous 30 trading days, but in no event shall the conversion price be less than $4.00 per share.

                          d) The conversion price of the Series H Preferred shall be determined by the average closing price of Company's common stock in the previous 30 trading days, but in no event shall the conversion price be less than $4.00 per share.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Stockholders'      Series H Convertible Preferred Stock - Continued
     Equity
     Continued            e)   The   Series   H    Preferred    shall   have   a
                               non-cumulative  annual dividend of 3%, payable in
                               cash or Series H Preferred  within 30 days of the
                               end  of  Applied's   fiscal  year,  at  Applied's
                               election. Dividends of $24, $24 and $24 were accrued during 2005, 2004, and 2003 respectively.

                          f)   The Series H Preferred shall not be transferable.

                        As of December 31, 2005, there are 800,000 shares of Series H Preferred outstanding.

                        Series I Convertible Preferred Stock
                        Effective as of April 12, 2005, the Company authorized the issuance of 550,000 shares of Series I Convertible Preferred Stock ("Series I Preferred"), par value $0.001 per share, each such share of Series I Preferred having a stated value of $10.00 per share.

                        On April 12, 2005, the Company entered into the Shaar Exchange Agreement, in which the Company agreed that Shaar would exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E Preferred and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company's Series I Preferred.

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


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Stockholders'      Series I Convertible Preferred Stock - Continued
     Equity
     Continued            d)   The   Series   I    Preferred    shall   have   a
                               non-cumulative annual dividend of 10%, payable in cash or shares of the Company's common stock at the Company's election.

                          e) Dividend will be paid quarterly commencing May 15, 2005, to the Holders of record of shares of the Series I Preferred Stock. Dividends until February 14, 2006 shall accrue but shall not be payable until February 15, 2006.

                          f) The Company has reserved 3,750,000 shares of its common stock for the conversion of the Series I Preferred.

                          g) The Company accrued $184 of dividends in 2005 on the Series I Preferred.

                        During the year ended December 31, 2005, 7000 shares of Series I Convertible Preferred Stock were converted to 439,206 shares of common stock. Applied has no shares of Series I convertible stock outstanding at December 31, 2005.

                        Series J Convertible Preferred Stock
                        Effective as of October 1, 2005, the Company authorized the issuance of 550,000 shares of Series J Convertible Preferred Stock ("Series J Preferred"), par value $0.001 per share, each such share of Series I Preferred having a stated value of $10.00 per share.

                        The Series J Preferred shall have the following rights, privileges, and limitations:

                          a)   The  conversion   feature  shall  be  exercisable
                               immediately.

                          b) The conversion price of the Series J Preferred shall be determined by the average closing price of Company's common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.50 per share or less than $0.05 per share.

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


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Stockholders'          Series J Convertible Preferred Stock - Continued
     Equity
     Continued


                          d) The Series J Preferred shall have a non-cumulative annual dividend of 10%, payable in cash or shares of the Company's common stock at the Company's election.

                          e) Dividend will be paid quarterly commencing March 31, 2006, to the Holders of record of shares of the Series J Preferred Stock.

                          f) The Company has reserved 40,000,000 shares of its common stock for the conversion of the Series J Preferred and the Amended New Shaar Convertible Note.

                          g) The Company accrued $97 of dividends in 2005 on the Series J Preferred.

                        Effective October 1, 2005, the Company entered into the New Shaar Exchange Agreement, in which the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series I Preferred (excluding all other accrued and unpaid dividends thereon) for 388,302 shares of the Company's Series J Preferred.

                        During the year ended December 31, 2005, no shares of Series J Convertible Preferred Stock were converted to shares of common stock. Applied has 388,302 shares of Series J convertible stock outstanding at December 31, 2005.

                        Cumulative unpaid dividends on Preferred Stock are $361 and $1,696 at December 31, 2005 and 2004, respectively.

                        The holders of all series of convertible preferred stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the convertible preferred stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. Upon liquidation, dissolution or winding up of Applied, holders of Series E and Series F Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $10.00 per share before any distribution to holders of the Common Stock or any capital stock ranking junior to the Series E Convertible Preferred Stock. There have been no shares of Series H Preferred stock converted into common shares as of December 31, 2005.


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Embedded           On April 12, 2005, Applied,  through the issuance of the
     Derivative         Series I Preferred  and the Amended and  Restated  Shaar
     Liability          Note, recorded an embedded  derivative  liability due to
                        the conversion  feature of these  financial  instruments
                        pursuant  to SFAS No. 133 and EITF  00-19.  The  Company
                        recorded an embedded  derivative  liability of $8,063 at
                        its  inception  on April 12,  2005,  $3,702 of which was
                        recorded as a deemed dividend to preferred stockholders,
                        and $4,361 was  recorded as a debt  discount.  Effective
                        October 1, 2005,  the Company  issued Series J Preferred
                        in  exchange  for  the  Series  I  Preferred  as well as
                        further  amending the Amended and  Restated  Shaar Note.
                        These  changes  amended  the  terms  of  the  conversion
                        features and removed the provisions  requiring  embedded
                        derivative accounting,  and the Company reclassified the
                        embedded  derivative  liability  to equity on October 1,
                        2005.  Prior  to  the   reclassification,   the  Company
                        revalued the embedded  derivative  which  resulted in an
                        increase to the derivative  liability and  corresponding
                        derivative  loss of $543.  After  the  revaluation,  the
                        embedded   derivative   liability  was  $8,606  and  the
                        remaining   debt   discount   was   $3,861  at  time  of
                        reclassification, which resulted in an increase to equity of $4,745.

11.  Stock Options      Stock Options
     and Stock          In December 1998,  Applied adopted its 1998 Stock Option
     Warrants           Plan  pursuant  to  which   officers,   directors,   key
                        employees  and/or  consultants  of Applied  can  receive
                        non-qualified   stock  options  to  purchase  up  to  an
                        aggregate  250,000  shares of  Applied's  Common  Stock.
                        During 1999 and 2000 Applied increased the number of shares authorized by 250,000 shares each year resulting in 750,000 shares currently available under the 1998 stock option plan. Exercise prices applicable to stock options issued under this Plan represent no less than 100% of the fair value of the underlying common stock as of the date of grant. Stock options granted under the plan may vest immediately or for any period up to five years.

                        In as much as Applied rescinded certain options during 2002 and reissued new options to the option holders, the options are considered variable options and are revalued each quarter to determine the effect on operations, if any. There is no variable option expense recognized during 2005 and 2004 as the variable options' exercise price exceeded the fair market value of the Company's stock.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Stock Options      A summary  of the status of  options  granted  under and
     and Stock          outside of the Plan as of December  31,  2005,  2004 and
     Warrants           2003,  and  changes  during  the  years  then  ended  is
     Continued          presented below:

                                                                       2005                  2004                   2003
                                                              ---------------------------------------------------------------------
                                                                Shares    Weighted               Weighted               Weighted
                                                                          Average                Average                Average
                                                                          Exercise               Exercise               Exercise
                                                                           Price      Shares      Price      Shares      Price
                                                              ---------------------------------------------------------------------
                        Options outstanding, beginning
                           of year                             4,325,841      $ 1.06  4,364,298      $ 1.08    510,230      $ 4.80
                             Granted                                   -           -          -           -  3,854,068        0.57
                             Exercised                                 -           -          -           -          -           -
                             Rescinded                                 -           -          -           -          -           -
                             Forfeited                                 -           -     38,457        1.40          -           -
                                                              ---------------------------------------------------------------------

                        Options outstanding, end of year       4,325,841      $ 1.06  4,325,841      $ 1.06  4,364,298      $ 1.06
                                                              ---------------------------------------------------------------------

                                                 Options Outstanding              Options Exercisable
                                       -------------------------------------------------------------------
                                                      Weighted
                                                       Average     Weighted                   Weighted
                           Range of                   Remaining     Average                   Average
                           Exercise       Number     Contractual   Exercise      Number       Exercise
                            Prices      Outstanding     Life         Price     Exercisable     Price
                        ----------------------------------------------------------------------------------

                        $   0.57 - 0.57    3,854,068   2.96 years $       0.57    3,854,068  $       0.57
                            1.40 - 1.40      453,904   2.96 years         1.40      453,904          1.40
                              40 - 120        17,869   0.98 years        97.17       17,869         97.17
                        ----------------------------------------------------------------------------------

                                           4,325,841   2.95 years $       1.06    4,325,841  $       1.06
                        ----------------------------------------------------------------------------------

                        Stock Warrants
                        A summary of the warrants granted as of December 31, 2005, 2004 and 2003 and changes during the periods then ended is presented below:

                                                                      2005                  2004                   2003
                                                             ---------------------------------------------------------------------
                                                               Shares    Weighted               Weighted               Weighted
                                                                         Average                Average                Average
                                                                         Exercise               Exercise               Exercise
                                                                          Price      Shares      Price      Shares      Price
                                                             ---------------------------------------------------------------------
                        Warrants outstanding, beginning of    1,593,880      $ 3.60  1,789,718      $ 3.60  1,203,516     $ 70.00
                        year
                             Granted                            200,000         .20          -           -  1,532,790        0.57
                             Exercised                                -           -    (25,000)        .57          -           -
                             Repriced                                 -           -          -           -    (75,000)       1.00
                             Rescinded                                -           -          -           -     (5,651)      38.80
                             Expired                            (90,257)       1.49   (170,838)       1.00   (865,937)      70.00
                                                             ---------------------------------------------------------------------

                        Warrants outstanding, end of year     1,703,623      $ 0.55  1,593,880      $ 3.60  1,789,718      $ 3.60
                                                             ---------------------------------------------------------------------

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Stock Options      Outstanding   warrants  at  December 31,  2005   are  as
     and Stock          follows:
     Warrants
     Continued

                                                                Number of     Current
   Granted     Granted     Granted     Granted     Granted      Warrants      Exercise
    2001         2002        2003        2004        2005      Outstanding     Price     Expiration Date
-----------------------------------------------------------------------------------------------------------
        8,333           -           -           -           -          8,333    4.40             June 2006
            -           -      25,000           -           -         25,000    0.57          October 2006
            -           -      50,000           -           -         50,000    0.57         February 2007
            -           -      50,000           -           -         50,000    0.57            April 2006
            -           -   1,367,790           -           -      1,367,790    0.57         November 2008
            -           -       2,500           -           -          2,500    0.57         November 2008
            -           -           -           -     200,000        200,000    0.20            April 2008
-----------------------------------------------------------------------------

        8,333           -   1,495,290           -     200,000      1,703,623
-----------------------------------------------------------------------------

                        In 2003, 75,000 warrants originally issued with debt were repriced and extended, and 50,000 warrants were newly issued, both to extend the related debt. The Company recorded a debt discount of $30 at December 31, 2003. Also in 2003, 12,500 warrants were issued to extend the related debt. A debt discount of $5 was recorded, with $3 of the debt discount amortized during 2004. As of December 31, 2005 all warrants are exercisable.

12.  Loss               Basic loss per share is computed  by  dividing  net loss
     Per Share          available to common shareholders by the weighted average
                        number of shares outstanding during the period. Diluted loss per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. Options and warrants to purchase 6,029,463, 5,919,721 and 6,154,016 shares of common stock as of December 31, 2005, 2004 and 2003, respectively, were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive as the Company experienced net losses.



--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Related Party      Applied had the following related party transactions not
     Transactions       fully disclosed elsewhere:

                        Applied has non-interest bearing payables to related parties of $185 and $185 at December 31, 2005 and 2004, recorded in other accrued liabilities.

                        During  2003,  1,367,790  warrants  valued  at $470 were
                        issued to a member of the board of directors for services, and rent of facilities, and forbearance on payment of a note that is due on demand.

                        Applied has a note payable to a member of the board of directors that is due on demand and carries interest at 9%. The balance due at December 31, 2005 and 2004 is $312 and $312, respectively, and is included in the related party payable. Related party receivables are offset against these related party notes payable.

                        Applied has long-term debt to shareholders of Applied. See Note 7.

14.  Commitments        Operating Leases
     and                Applied  and  its   subsidiaries   are  committed  under
     Contingencies      non-cancelable  operating  leases for  office  space and
                        other equipment. Future obligations under the leases are as follows:

                            2006                                   $     93
                            2007                                         42
                            2008                                         42
                            2009                                         14
                                                                   --------
                                                                   $    191
                                                                   --------

                        Rent expense approximated $156, $126, and $325 in 2005, 2004 and 2003, respectively. Rent expense in 2003 includes $198 from the issuance of warrants to a member of the board of directors for office rent expense.

                        Executive Bonus Plan
                        Applied has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of Applied are entitled to formula bonuses. No bonuses are accrued at December 31, 2005 and 2004.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Commitments        Litigation
     and                Applied  has  matters  of  litigation   arising  in  the
     Contingencies      ordinary  course of  business  which in the  opinion  of
     Continued          management  will not have a material  adverse  effect on
                        its financial condition or results of operations.

                        Guarantee
                        Applied, along with several other entities, in a prior year, guaranteed a performance bond of Commodore Separation Technologies, Inc. relating to a contract with the Port of Baltimore. Applied was notified on June 28, 2000 that the performance bond is being called. It is not known at this time the amount, if any, Applied's share will be. No amount has been reflected in these consolidated financial statements as the amount is not determinable.

15.  401(K)             Applied  has  adopted  a  401(K)  savings  plan  for all
     Savings Plan       employees   who   qualify   as  to  age   and   service.
                        Contributions by Applied are discretionary. Applied made no annual contributions to the plan during the years ended December 31, 2005, 2004 and 2003.

16.  Segment            Using  the   guidelines  set  forth  in  SFAS  No.  131,
     Information        "Disclosures About Segments of an Enterprise and Related
                        Information," Applied has identified two reportable segments as follows:

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

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Segment            Applied  evaluates  segment  performance  based  on  the
     Information        segment's net income (loss). The accounting  policies of
     Continued          the  segments  are the  same as those  described  in the
                        summary of significant  accounting  policies.  Applied's
                        foreign and export sales and assets  located  outside of
                        the  United  States  are  not  significant.   Summarized
                        financial information concerning Applied's reportable segments is shown in the following tables.


                                                                                               Corporate
                                                                                               Overhead
         2005                                             Total         CASI       Solution     & Other
         ----                                         ----------------------------------------------------
Revenues                                               $     10,275  $     10,189  $       86   $       -

Costs and expenses:
     Cost of revenues                                         9,132         9,078          54           -
     Research and development                                     5             5          -            -
     General and administrative                               2,072           618          16       1,438
     Depreciation and amortization                               54            54           -           -
                                                      ----------------------------------------------------

         Total costs and expenses                            11,263         9,755          70       1,438
                                                      ----------------------------------------------------

Income (loss) from operations                                  (988)          434          16      (1,438)

Derivative loss                                                (543)            -           -        (543)
Interest expense                                             (1,183)          (32)          -      (1,151)
                                                      ----------------------------------------------------

Loss from operations before income taxes                     (2,714)          402          16      (3,132)

Income taxes                                                      -             -           -           -
                                                      ----------------------------------------------------

Net income (loss)                                      $     (2,714) $        402  $       16   $  (3,132)
                                                      ----------------------------------------------------

Total assets                                           $      2,417  $      2,402  $        -   $      15
                                                      ----------------------------------------------------

Expenditures for long-lived assets                     $        107  $         87  $        -   $      20
                                                      ----------------------------------------------------

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Segment
     Information
     Continued

                                                                                              Corporate
                                                                                               Overhead
         2004                                           Total          CASI       Solution     & Other
         ----                                         -----------------------------------------------------
Revenues                                               $        738  $        698  $       40   $       -

Costs and expenses:
     Cost of revenues                                           919           548         371           -
     Research and development                                     9             -           9           -
     General and administrative                               1,674           308         120       1,246
     Depreciation and amortization                              136             -           -         136
                                                      -----------------------------------------------------

         Total costs and expenses                             2,738           856         500       1,382
                                                      -----------------------------------------------------

Income (loss) from operations                                (2,000)         (158)       (460)     (1,382)

Interest expense                                               (404)           (1)          -       (403)
                                                      -----------------------------------------------------

Loss from operations before income taxes                     (2,404)         (159)       (460)     (1,785)

Income taxes                                                      -             -           -           -
                                                      -----------------------------------------------------

Net income (loss)                                      $     (2,404) $       (159) $     (460)  $  (1,785)
                                                      -----------------------------------------------------

Total assets                                           $        369  $        354  $        -   $       15
                                                      -----------------------------------------------------

Expenditures for long-lived assets                     $         61  $          61 $         - $          -
                                                      -----------------------------------------------------

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Segment
     Information
     Continued

                                                                                                 Corporate
                                                                                                  Overhead
         2003                                              Total         CASI       Solution      & Other
         ----                                         -----------------------------------------------------
Revenues                                               $        660  $        568  $       92   $       -

Costs and expenses:
     Cost of revenues                                           811           721          90           -
     Research and development                                    70             -          70           -
     General and administrative                               1,700           570          73       1,057
     Depreciation and amortization                              267             -           -         267
                                                      -----------------------------------------------------

         Total costs and expenses                             2,848         1,291         233       1,324
                                                      -----------------------------------------------------

Income (loss) from operations                                (2,188)         (723)       (141)     (1,324)

Interest expense                                               (769)           (1)          -        (768)
                                                      -----------------------------------------------------

Loss from operations before income taxes                     (2,957)         (724)       (141)     (2,092)

Income taxes                                                      -             -           -           -
                                                      -----------------------------------------------------

Net (loss) income                                      $     (2,957) $       (724)  $    (141)     (2,092)
                                                      -----------------------------------------------------

Total assets                                           $        246  $         84  $        -   $      162
                                                      -----------------------------------------------------

Expenditures for long-lived assets                     $         11  $          -  $        -   $       11
                                                      -----------------------------------------------------

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Recent             In February  2006,  the Financial  Accounting  Standards
     Accounting         Board  ("FASB")  issued  SFAS No.  155,  Accounting  for
     Pronounce-         Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends
     ments              SFAS 133 and SFAS No. 140,  Accounting for Transfers and
                        Servicing of  Financial  Assets and  Extinguishments  of
                        Liabilities  ("SFAS  140").  SFAS 155  allows  financial
                        instruments   that  have  embedded   derivatives  to  be
                        accounted  for  as a  whole,  eliminating  the  need  to
                        bifurcate  the  derivative  from its host, if the holder
                        elects to  account  for the whole  instrument  on a fair
                        value basis. In addition,  among other changes, SFAS 155
                        (i)   clarifies   which    interest-only    strips   and
                        principal-only   strips   are   not   subject   to   the
                        requirements of SFAS 133; (ii) establishes a requirement
                        to evaluate interests in securitized financial assets to
                        identify interests that are freestanding  derivatives or
                        that are hybrid  financial  instruments  that contain an
                        embedded   derivative   requiring   bifurcation;   (iii)
                        clarifies that concentrations of credit risk in the form
                        of subordination are not embedded derivatives;  and (iv)
                        eliminates    the    prohibition    on   a    qualifying
                        special-purpose   entity   ("QSPE")   from   holding   a
                        derivative  financial  instrument  that  pertains  to  a
                        beneficial   interest  other  than  another   derivative
                        financial   interest.   SFAS   155   will   be   applied
                        prospectively   and  is  effective   for  all  financial
                        instruments   acquired   or  issued  for  fiscal   years
                        beginning after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements. The FASB has issued additional guidance relating to derivative financial instruments as follows:

                        In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarified that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Recent             Issue B39  clarified  that an embedded  call option,  in
     Accounting         which the  underlying  is an  interest  rate or interest
     Pronounce-         rate index, that can accelerate the settlement of a debt
     ments              host financial  instrument  should not be bifurcated and
     Continued          fair valued if the right to  accelerate  the  settlement
                        can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not anticipate to have a material impact on the Company's consolidated financial statements.

                        In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or "FIN 47," which clarifies that the term "conditional asset retirement obligation" as used in FASB statement No. 143, "Accounting for Asset Retirement Obligations". Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated balance sheet or consolidated statement of cash flows.

                        In May 2005, the Financial Accounting Standards Board, or "FASB," issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement shall be effective for accounting changes and correction of errors made in years beginning after December 15, 2005. Accordingly, we will adopt the provisions of SFAS No. 154 at the beginning of our 2006 fiscal year.

--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Recent             In  December  2004,  the  FASB  issued  SFAS  No.  123R,
     Accounting         Share-Based Payment, which requires companies to measure
     Pronounce-         and recognize  compensation  expense for all stock-based
     ments              payments  at fair  value.  SFAS  123R is  effective  for
     Continued          fiscal years  beginning  after June 15, 2005 and,  thus,
                        will be effective for the Company beginning with the fiscal year of 2006, as deferred. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R, and the adoption may have a material impact on the Company's financial position and results of operations. See Stock Compensation in Note 1 for more information related to the pro forma effects on reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


--------------------------------------------------------------------------------
                                                                            F-34