Form 10-Q
period 2006-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2006-05-22
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       __________________________________

                                    FORM 10-Q



    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2006

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


              (Former Name, Former Address And Former Fiscal Year,
                         If Changed Since Last Report)


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

Large accelerated filer [  ]   Accelerated filer [  ]  Non-accelerated filer (X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes [   ]            No  [ X ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at May 15, 2006
   ----------------------------------      -------------------------------
     Common Stock, $0.001 par value               7,948,217 shares



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

             COMMODORE APPLIED TECHNOLOGIES, INC.

                          FORM 10-Q

                            INDEX


                                                                        Page No.

PART 1.  FINANCIAL INFORMATION..............................................4
   Item 1.  Condensed Consolidated Financial Statements
    (unaudited).............................................................4
      Condensed Consolidated Balance Sheets at March 31, 2006
      and December 31, 2005.................................................4
      Condensed Consolidated Statements of Operations for the
      Three Months Ended March 31, 2006 and 2005............................6
      Condensed Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 2006 and 2005............................7
      Notes to Condensed Consolidated Financial Statements..................8
   Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations....................................15
   Item 3.  Quantitative and Qualitative Disclosures About
    Market Risk............................................................24
   Item 4.  Controls and Procedures........................................24
PART II.  OTHER INFORMATION................................................26
   Item 1A.  Risk Factors..................................................26
   Item 6.  Exhibits and Reports on Form 8-K...............................27
SIGNATURES.................................................................28

                PART I - FINANCIAL INFORMATION

ITEM 1:  Condensed Consolidated Financial Statements (unaudited)
         -------------------------------------------------------


              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)


                                                        March 31,   December 31,
                               ASSETS                      2006         2005
                                                       -----------   -----------

Current Assets:
  Cash and cash equivalents                            $       295   $       65
  Accounts receivable, net                                   1,094        2,065
  Prepaid assets and other current assets                       94          139
                                                       -----------   -----------
                  Total Current Assets                       1,483        2,269

Property and equipment, net                                    148          148
                                                       -----------   -----------
        Total Assets                                    $     1,631   $    2,417
                                                       ===========   ==========





            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)


                                                        March 31,   December 31,
                          LIABILITIES AND                 2006          2005
                       STOCKHOLDERS' DEFICIT           -----------  ------------


Current Liabilities:
  Accounts payable                                     $     1,103   $    1,376
  Related party payable                                        253          253
  Line of credit                                                --          141
  Notes payable, net                                           483          635
  Other accrued liabilities                                  4,231        4,450
                                                       -----------   ----------

                  Total Current Liabilities                  6,070        6,855

Long -term debt, net of current portion                      5,666        5,426
                                                       -----------   -----------

                   Total Liabilities                        11,736       12,281

Commitments and Contingencies

Stockholders' Deficit
  Convertible Preferred Stock, Series H & J
     Par value $0.001 per share, aggregate
     liquidation  value of $6,353  and  $6,353 as of             1            1
     March  31,   2006  and   December   31,   2005,
     respectively,   3%  cumulative   dividends  for
     Series H, 10%  cumulative  dividends for Series
     J,  1,550,000  shares   authorized,   1,188,302
     shares   and   1,188,302   shares   issued  and
     outstanding  as of March 31, 2006 and  December
     31, 2005, respectively.
  Common Stock, par value $0.001 per share,
    300,000,000 shares authorized, 7,948,217
    and 7,948,217 issued and outstanding,
    at March 31, 2006 and December 31, 2005,                     8            8


            respectively.
  Additional Paid-in Capital                                69,577       69,680
  Accumulated Deficit                                      (79,428)     (79,290)
                                                       -----------   -----------
                                                            (9,842)      (9,601)
  Treasury Stock, 171,875 shares                              (263)        (263)
                                                       -----------   -----------
              Total Stockholders' Deficit                  (10,105)      (9,864)
                                                       -----------   -----------
  Total Liabilities and Stockholders' Deficit          $     1,631   $    2,417
                                                       ===========   ===========

            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, except per share data)


                                                           Three months ended
                                                        March 31,     March 31,
                                                          2006           2005
                                                       -----------   -----------

Contract revenues                                      $     2,236   $    1,626
Costs and expenses:
         Cost of sales                                       1,732        1,284
         General and administrative                            642          665
         Depreciation and amortization                          --            6
                                                       -----------   -----------
                  Total costs and expenses                   2,374        1,955
                                                       -----------   -----------
loss from operations                                          (138)        (329)
                                                       -----------   -----------
Other income (expense):
         Gain on settlement of note payable
           and accrued interest                                151           --
         Interest expense                                     (151)        (148)
                                                       -----------   -----------
                  Net other income (expense)                    --         (148)
                                                       -----------   -----------
Loss before income taxes                                      (138)        (477)
         Income taxes                                            -           --
                                                       -----------   -----------
         Net loss                                             (138)        (477)

         Dividends accrued to preferred stockholders          (103)         (67)
                                                       -----------   -----------

         Net loss applicable to common shareholders    $      (241)  $     (544)
                                                       ===========   ===========

         Loss per share - basic and diluted            $      (.03)  $     (.08)
                                                       ===========   ===========
Weighted average shares outstanding (000's)                  7,685        6,817
       basic and diluted                               ===========   ===========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, except per share data)



                                                         Three months ended
                                                        March 31,     March 31,
                                                          2006          2005
                                                       -----------   -----------

Cash flows from operating activities:
     Net loss                                          $      (138)  $     (477)
     Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
         Depreciation and amortization                          --            6
         Gain on settlement of note payable
           and accrued interest                               (151)          --
         Changes in assets and liabilities:
                Accounts receivable, net                       971       (1,095)
                Prepaid assets                                  45           (1)
                Accounts payable                              (273)         118
                Other liabilities                             (225)         870
                                                       -----------   -----------
                         Net cash provided by
                         (used in) operating
                         activities                            229         (579)
                                                       -----------   -----------

Cash flows from investing activities:
         Purchase of equipment                                  --          (44)
                                                       -----------   -----------
                         Net cash used in investing
                         activities                             --          (44)
                                                       -----------   -----------

Cash flows from financing activities:
      Increase in (repayment of) line of credit               (141)         154
      Payment of notes and loans payable                       (98)          --
      Increase in notes and loans payable                      240          467
                                                       -----------   -----------
                  Net cash provided by financing
                  activities                                     1          621
                                                       -----------   -----------

Increase (decrease) in cash                                    230           (2)
Cash and cash equivalents, beginning of period                  65           15
                                                       -----------   -----------
Cash and cash equivalents, end of period              $       295   $       13
                                                       ===========   ===========


            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                 March 31, 2006


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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2006, and for the years ended December 31, 2005, 2004, and 2003, Applied incurred losses of $138,000; $2,714,000, $2,404,000; and $2,957,000, respectively. The Company has also experienced net cash inflows (outflows) from operating activities of ($1,337,000), ($1,532,000), and ($955,000), for the years ended December 31,
2005, 2004 and 2003 respectively. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

Note B - Summary of Significant Accounting Policies

Allowance for Anticipated Losses on Contracts

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $376,000 and $376,000 at March 31, 2006 and December 31, 2005, respectively. These allowances are included in other accrued liabilities in the accompanying condensed consolidated financial statements.

Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

         The Company has established the 1998 Stock Option Plan, as amended (the "1998 Plan"), and performance based stock options to executives outside of the 1998 Plan granted in 2003, for the award of stock options, and stock bonuses to employees, executive officers, members of the Board of Directors and outside consultants. The Compensation Committee of the Board of Directors has the ability to determine the terms of the option, the exercise price, the number of shares subject to each option, and the exercisability of the options.

         Under the terms of the 1998 Plan, options generally expire 10 years from the date of grant or within 90 days of termination. Options granted under these plans generally vest at 25 percent after the completion of one year of service and then 1/36 per month for the remaining three years and would be fully vested at the end of four years. Pursuant to the terms of their grant agreements, certain of the options granted under these plans may be subject to accelerated vesting upon a change in control of the Company.

         Under the terms of the performance based stock options to executives outside of the 1998 Plan granted in 2003, options generally expire 5 years from the date of grant or within 90 days of termination. Options granted under these plans generally vest at grant date.

         Prior to December 31, 2005, as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, no stock-based compensation expense had been reflected in the Company's statements of operations as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

         In December 2004, the FASB issued SFAS No. 123(R), "Share Based Payment." This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

         Effective   January  1,  2006,  the  Company  adopted  the  fair  value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company would have recorded compensation expense on a straight-line basis for the three months ended March 31, 2006, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the three months ended March 31, 2005 have not been restated.

         There were no options granted in the three months ended March 31, 2006, and all options granted prior to January 1, 2006 were fully vested prior to January 1, 2006. As such, there was no compensation expense recorded for options during the three month period ended March 31, 2006. Also, there were no options granted during the three month period ended March 31, 2005.

Note C - Supplemental Cash Flow Information

         During the three month period ended March 31, 2006, no shares of Series J Preferred Stock were converted into shares of the Company's common stock. During the three month period ended March 31, 2005, the Company paid no dividends on the Series J Preferred Stock conversions. The Company accrued dividends on Series J Preferred Stock for the three month period ended March 31, 2006, of $97,076 which is included in Other Accrued Liabilities.

         During the three month period ended March 31, 2006, no shares of Series H Preferred Stock were converted into shares of the Company's common stock. The Company accrued dividends on the Series H Preferred Stock for the three month period ended March 31, 2006, of $6,000 which is included in Other Accrued Liabilities.

Note D - Other Accrued Liabilities

Other accrued liabilities consist of the following:

                                                        March 31,   December 31,
                                                           2006         2005
                                                       -----------  ------------
                                                       (unaudited)    (audited)

Compensation and employee benefits                     $     2,005   $    1,987
Accrued interest                                               749          694
Dividends payable                                              464          361
Loss Reserve                                                   376          376
Subcontractors                                                 331          724
Related party advances                                         185          185
Other                                                          121          123
                                                       -----------   -----------
                                                       $     4,231   $    4,450
                                                       ===========   ===========

Note E - Segment Information

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


Three Months Ended March 31, 2006

                                                                                                        Corporate
                                                                     Advanced                            Overhead
                                                     Total           Sciences         Solution           and Other
Contract Revenues                                  $   2,236         $   2,236        $      --         $       --

Costs and expenses
     Cost of Sales                                     1,732             1,732               --                 --
     Research and Development                             --                --               --                 --
     General and Administrative                          642               386                4                252
     Depreciation and Amortization                        --                --               --                 --
                                                   ---------         ---------        ---------         ----------
              Total costs and expenses                 2,374             2,118                4                252
                                                   ---------         ---------        ---------         ----------
Income (Loss) from Operations                           (138)              118               (4)              (252)

     Gain on settlement of note
       payable and accrued interest                      151                54               --                 97
     Interest Expense                                   (151)               --               --               (151)
                                                   ---------         ---------        ---------         ----------
Income (Loss) before income taxes                       (138)              172               (4)              (306)

Income taxes                                              --                --               --                 --
                                                   ---------         ---------        ---------         ----------
Net Income (Loss)                                  $    (138)        $     172        $      (4)        $     (306)
                                                   =========         =========        =========         ==========

Total Assets                                       $   1,631         $   1,631        $      --         $       --

Expenditures for long-lived assets                 $      --         $      --        $      --         $       --


Three Months Ended March 31, 2005

                                                                                                        Corporate
                                                                     Advanced                            Overhead
                                                     Total           Sciences         Solution           and Other

Contract Revenues                                  $   1,626         $   1,609        $      17         $       --

Costs and expenses
     Cost of Sales                                     1,284             1,283                1                 --
     Research and Development                             --                --               --                 --
     General and Administrative                          665               276               16                373
     Depreciation and Amortization                         6                 6                -                 --
                                                   ---------         ---------        ---------         ----------
              Total costs and expenses                 1,955             1,565               17                373
                                                   ---------         ---------        ---------         ----------
Income (Loss) from Operations                           (329)               44               --               (373)

     Interest Expense                                   (148)               --               --               (148)
                                                   ---------         ---------        ---------         ----------
Income (Loss) before income taxes                       (477)               44               --               (521)

Income taxes                                              --                --               --                 --
                                                   ---------         ---------        ---------         ----------
Net Income (Loss)                                  $    (477)        $      44        $      --         $     (521)
                                                   =========         =========        =========         ==========

Total Assets                                       $   1,501         $   1,477        $      --         $       24

Expenditures for long-lived assets                 $      44         $      42        $      --         $        2


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

         Options and warrants to purchase 6,029,463 and 6,100,297 shares of common stock and preferred stock convertible into 18,883,145 and 17,471,483 shares of common stock as of March 31, 2006 and 2005, respectively, were not included in the computation of Diluted EPS. The inclusion of the options and convertible preferred stock would have been anti-dilutive, thereby decreasing net loss per common share.

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Overview

         The Company is engaged in providing a range of environmental services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing SET; and (ii) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste.

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

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at March 31, 2006. Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $564,429 in loans that are currently due or are payable on demand as of May 15, 2006. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

         The Company's report of independent registered public accounting firm on our fiscal 2003, 2004 and 2005 financial statements contains a "going concern" qualification in which they express substantial doubt about the Company's ability to continue in business.

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

Valuation of stock and options

         We value and account for the issuance of equity instruments to employees and non-employees to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable. The fair value of stock issued for goods or services is determined based on the quoted market price on the date the commitment to issue the stock has occurred. The fair value of stock options or warrants granted to employees and non-employees for goods or services is calculated on the date of grant using the Black-Scholes options pricing model.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

         Revenues were $2,236,000 for the three months ended March 31, 2006, compared to $1,626,000 for the three months ended March 31, 2005.

         In the case of Advanced Sciences, revenues were $2,236,000 for the period ended March 31, 2006 as compared with $1,609,000 for the period ended March 31, 2005.

         Overall, Advanced Sciences has experienced a significant increase in revenue as the result of the September 2004 award of the eDAM contract in Oak Ridge, TN and overall, more work being performed by Advanced Sciences. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement on a fixed rate and a lump sum basis. Revenue under these contracts is recorded as tasks under various work orders are completed and the client approved invoice is submitted for payment. Advanced Sciences has three major customers, each of which represents more than 10% of total revenue. The combined revenue for these three customers was $2,236,000 or 100% of total revenues for the period ended March 31, 2006. Advanced Sciences' cost of sales was $1,732,000 for the period ended March 31, 2006 compared to $1,283,000 for the period ending March 31, 2005. The increase in cost of sales can be attributed to an increase in variable costs caused by the eDAM contract and overall, more work being performed by Advanced Sciences.

         In the case of Commodore Solutions, Inc. ("Solution"), revenues were $0 for the period ended March 31, 2006 as compared with $17,000 for the period ended March 31, 2005. Solution had no customers during the three-month period ended March 31, 2006. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. There was $0 cost of sales for the three-month period ended March 31, 2006 as compared to $1,000 for the period ended March 31, 2005. The cost of sales, when incurred, is attributable to selling expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         General and administrative expenses for the three-month period ended March 31, 2006 were $642,000 as compared to $665,000 for the three-month period ended March 31, 2005. This difference is primarily due to less legal expenses.

         In the case of Advanced Sciences, general and administrative costs increased from $276,000 for the three-month period ended March 31, 2005 to $386,000 for the three-month period ended March 31, 2006. This increase is primarily due to the increased staffing and salaries with the administrative staff associated with the eDAM contract. Solution incurred general and administrative costs of $4,000 for the three-month period year ended March 31, 2006 as compared with $16,000 for the three-month period ended March 31, 2005. This decrease was primarily due to the decrease in expenses associated with the SET technology as there were no active contracts in the three month period ended March 31, 2006. The remaining costs are associated with the rented space to store the equipment necessary to utilize the SET technology.

         Corporate general and administrative expenses that are not assigned specifically to an operating segment decreased by $121,000, from $373,000 during the three months ended March 31, 2005 to $252,000 during the three months ended March 31, 2006. Approximately $62,000 of this decrease was a result of a reclassification of salaries and wages to the Advanced Sciences operating segment. Because of the increase in operations at Advanced Sciences, certain administrative individuals have dedicated substantially all of their time to the Advanced Sciences segment during the three months ended March 31, 2006. In addition, because of the increase in operations at Advanced Sciences, the allocation of utilities from general corporate to Advanced Sciences increased by approximately $16,000, thus reducing the corporate general and administrative expenses. Legal expenses also decreased by approximately $25,000 during the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. This is mainly due to the significant legal effort required in the first quarter of 2005 to complete the Shaar Exchange Agreement as described more fully below.

         During the quarter ended March 31, 2006, the Company settled a note payable that was due and payable in the principal amount of $254,000 to a vendor for services provided from an earlier period. The settlement resulted in the recording of a short term note payable, 0% interest, in the principal amount of $200,000 to the vendor. The Company made the first of four payments of $50,000 on this short term note payable in March 2006. The settlement of this note payable to the vendor had the effect of recognizing the reduction of a historical recorded note payable by $54,000 (other income to Advanced Sciences) and the reduction of historical accrued interest payable by $97,000 (other income to Applied). These income amounts are included in Other Income and have not arisen from the Company's normal base of operations.

         Interest expense for the three months ended March 31, 2006 was $151,000 as compared to $148,000 for the three months ended March 31, 2005. The increase in interest expense of $3,000 is primarily related to greater balances on the Amended and Restated Shaar Note, and partially offset by lower balances on the Company's line of credit.

OFF-BALANCE SHEET ARRANGEMENTS

         There are no off-balance sheet arrangements, such as financing or variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006 and December 31, 2005 Advanced Sciences had a $0 and $141,000 outstanding balance, respectively, on its revolving line of credit.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at March 31, 2006. Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $564,429 in loans that are currently due or are payable on demand as of May 15, 2006. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

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

         For the three months ended March 31, 2006, and for the years ended December 31, 2005, 2004, and 2003, Applied incurred losses of $138,000; $2,714,000, $2,404,000; and $2,957,000, respectively. The Company has also
experienced   net  cash  inflows   (outflows)   from  operating   activities  of
($1,337,000),  ($1,532,000),  and  ($955,000),  for the years ended December 31,
2005, 2004 and 2003 respectively.

         For the three-month period ended March 31, 2006, the Company converted no shares of Series J Preferred into shares of the Company's common stock.

         The Company has experienced a decrease in accounts receivable, net, as of March 31, 2006 compared to the year ended December 31, 2005 amount. Accounts receivable, net, as of December 31, 2005 was $2,065,000 as compared to $1,094,000 as of March 31, 2006. The decrease in accounts receivable, net, is due to (i) the collection of appreciable amounts of historical retainage on the eDAM contract in Oak Ridge; and (iii) general timing differences in the collection of the Company's accounts receivable. Approximately 90% of the accounts receivable, net, figure will be collected within 45 days of the period ended March 31, 2006. The remaining approximate 10% of the accounts receivable, net, amounts are deemed retainage by the Company's main client, Bechtel Jacobs, and is released to the Company on a periodic basis when the Company completes certain work orders that the retainage has been applied to.

         The Company recently settled a note payable that was due and payable in the principal amount of $254,000 to a vendor for services provided from an earlier period in the three month period ended March 31, 2006. The settlement resulted in the recording of a short term note payable, 0% interest, in the principal amount of $200,000 to the vendor. The Company made the first of four payments of $50,000 on this short term Note payable in March 2006. The settlement of this note payable to the vendor had the effect of recognizing the reduction of a historical recorded note payable by $54,000 (other income to Advanced Sciences) and the reduction of historical accrued interest payable by $97,000 (other income to Applied). These income amounts are included in Other Income and have not arisen from the Company's normal base of operations.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         For the three month period ended March 31, 2006, no shares of the Company's Series J Preferred were converted into shares of the Company's common stock. For the three month period ended March 31, 2006, the Company accrued all dividends payable on the Series J Preferred Stock.

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

         For the year ended December 31 2005, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred. For the year ended December 31, 2005, the Company paid no dividends on the Series H Preferred Stock. The Company accrued dividends on Series H Preferred for the three month period ended March 31, 2006 of $6,000, which is included in Other Accrued Liabilities.

         For the three month period ended March 31 2006, the Company converted no shares of Series J Preferred and issued no stock with respect to accrued dividends pertaining to the Series J Preferred. For the three month period ended March 31, 2006, the Company paid no dividends on the Series J Preferred. The Company accrued dividends on Series J Preferred for the three month period ended March 31, 2006 of $97,076, which is included in Other Accrued Liabilities.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 125,000 shares of the Company's common stock at an exercise price of $0.57. The current principal balance of the Weiss Group Note is $252,397 as of March 31, 2006 and remains unpaid as of May 15, 2006.

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

         Mr. Blum, a director of the Company, provided cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and is payable on demand. The current principal balance of the Blum Demand Note is $312,032 as of March 31, 2006 and remains unpaid as of May 15, 2006.

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

         The current principal balance of the New Shaar Note is $5,666,233 as of March 31, 2006 and remains unpaid as of May 15, 2006.

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

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carryforwards (the "NOLs") of approximately $39,000,000 as of December 31, 2005, which expire in the years 2010 through 2025. The amount of NOLs that can be used in any one year will be limited by the applicable tax laws that are in effect at the time such NOLs can be utilized. The unused NOLs balances may be accumulated and used in subsequent years. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the NOLs.

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

         Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

         o    the  Company's  critical  need  for  additional  cash  to  sustain existing operations and meet existing obligations and capital requirements (the Company's auditor's opinion on our fiscal 2003, 2004 and 2005 financial statements contains a "going concern" qualification in which they express doubt about the Company's ability to continue in business, absent additional financing);
         o the ability to generate profitable operations from a large scale remediation project;
         o the ability of the Company to renew its nationwide permit to treat PCBs;
         o the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner; the timing and award of contracts by the U.S. Department of Energy for the cleanup of waste sites administered by it;
         o the timing and award of contracts by the U.S. Department of Energy for the cleanup of waste sites administered by it;
         o the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors;
         o the Company's ability to obtain and perform under other large technical support services projects; developments in environmental legislation and regulation;
         o the ability of the Company to obtain future financing on favorable terms; and
         o    other circumstances affecting anticipated revenues and costs.

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

         As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on their evaluations as of March 31, 2006, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         Management has taken steps to correct any material weaknesses that were identified in Company's fiscal 2005 10K report filed April 18, 2006 ("2005 Annual Report") on form 10K for the period ended December 31, 2005 with respect to analyzing debt and equity instruments to identify potential embedded derivatives and any required accounting entries and disclosures pertaining to embedded derivatives.

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

ITEM 1A.  Risk Factors

         Investing in our securities involves a material degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth below as well as other information we include or incorporate by reference in this annual report and the additional information in the other reports we file with the U.S. Securities and Exchange Commission ("SEC").

         For a complete list of the risk factors concerning an investment in our Company, please see the Risk Factors section in the Company's fiscal 2005 10K report filed April 18, 2006 ("2005 Annual Report"). There have been no material changes in the risk factors listed in the annual report nor have there been any additional risk factors recognized or deleted from this list in the 2005 Annual Report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                  Not applicable.

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None.

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

         1. 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         2. 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         3. 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         4. 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

         1. The Company filed a Current Report on Form 8-K, dated February 8, 2006, regarding a press release issued by the Company announcing the 2006 Chairman's Letter by CEO Shelby T. Brewer.

         2. The Company filed a Current Report on Form 8-K, dated April 18, 2006, regarding a press release issued by the Company announcing its fiscal 2005 year end earnings.2.



                [THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 22, 2006                 COMMODORE APPLIED TECHNOLOGIES, INC.
                                   (Registrant)


                                   By /s/ James M. DeAngelis
                                   -------------------------

                                   James M. DeAngelis - Senior Vice President and Chief Financial Officer (as both a duly authorized officer of the registrant and the principal financial officer of the registrant)