Form 10-Q
period 2006-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2006-08-21
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---              SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006
                                            OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---              THE SECURITIES EXCHANGE ACT OF 1934

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
                                          Yes [   ]           No  [ X ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at August 21, 2006
------------------------------------         -----------------------------------
  Common Stock, $0.001 par value                       7,948,217 shares

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                            Page


Item 1.  Condensed Consolidated Financial Statements (unaudited)..............2
   Condensed Consolidated Balance Sheets at June 30, 2006 and
     December 31, 2005........................................................2
   Condensed Consolidated Statements of Operations for the Three
    and Six Month Periods Ended June 30, 2006 and 2005........................4
   Condensed Consolidated Statements of Cash Flows for the Three
    and Six Month Periods Ended June 30, 2006 and 2005........................5
   Notes to Condensed Consolidated Financial Statements.......................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........25

Item 4.  Controls and Procedures.............................................25


PART II.  OTHER INFORMATION..................................................26

Item 1A.  Risk Factors.......................................................26

Item 6.  Exhibits and Reports on Form 8-K....................................27


SIGNATURES...................................................................28

                         PART I - FINANCIAL INFORMATION


ITEM 1:   Condensed Consolidated Financial Statements (unaudited)
          ------------------------------------------------------



              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

            (Unaudited - Dollars in Thousands, except per share data)


                                                       June 30,     December 31,
                               ASSETS                    2006          2005

Current Assets:
         Cash and cash equivalents                    $        -    $        65
         Accounts receivable, net                          1,515          2,065
         Prepaid assets and other
           current assets                                    136            139
                                                      ----------    ------------
                  Total Current Assets                     1,651          2,269

Property and equipment, net                                  140            148
                                                      ----------    -----------

                    Total Assets                      $    1,791    $     2,417
                                                      ==========    ============








           See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (Unaudited - Dollars in Thousands, except per share data)


                                                       June 30,     December 31,
                          LIABILITIES AND                2006            2005
                       STOCKHOLDERS' DEFICIT          ----------    ------------

Current Liabilities:
         Checks written in excess of cash             $       25    $         -
         Accounts payable                                  1,059          1,376
         Related party payable                               252            253
         Line of credit                                        -            141
         Notes payable, net                                  472            635
         Other accrued liabilities                         4,757          4,450
                                                      ----------    ------------

                  Total Current Liabilities                6,565          6,855

Long term debt, net of current portion                     5,926          5,426
                                                      ----------    ------------

                   Total Liabilities                      12,491         12,281

Commitments and contingencies

Stockholders' Deficit
         Convertible preferred stock, Series H & J
           Par value $0.001 per share,
           liquidation value of $6,353 as
           of June 30, 2006 and December 31, 2005,
            3% cumulative dividends for Series
            H, 10% cumulative dividend for Series
            J, 1,550,000 shares authorized,
            1,188,302 shares issued and
            outstanding as of June 30, 2006 and
            December 31, 2005.                                 1              1

         Common stock, par value $0.001 per
           share, 300,000,000 shares authorized,
           7,948,217 shares issued and
           outstanding.                                        8              8
         Additional paid-in capital                       69,474         69,680
         Accumulated deficit                             (79,920)       (79,290)
                                                      ----------    ------------
                                                         (10,437)        (9,601)
         Treasury stock, 171,875 shares
                                                            (263)          (263)
                                                      ----------    ------------
                     Total Stockholders' Deficit         (10,700)        (9,864)
                                                      ----------    ------------
         Total Liabilities and Stockholders'
           Deficit                                    $    1,791    $     2,417
                                                      ==========    ============



            See notes to condensed consolidated financial statements.


                             COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited - Dollars in Thousands, except per share data)




                                                          Three months ended           Six months ended
                                                       June 30,        June 30,      June 30,       June 30,
                                                         2006            2005          2006          2005
                                                      ----------    ------------    -----------   ------------
                                                                     (restated)                    (restated)
Contract revenues                                     $    1,826    $      2,733    $     4,062   $     4,359
Costs and expenses:
         Cost of sales                                     1,732           2,631          3,759         4,038
         General and administrative                          421             401            766          943
         Depreciation and amortization                         8               6              8           12
                                                      ----------    ------------    -----------   ------------
                  Total costs and expenses                 2,161           3,038          4,533         4,993
                                                      ----------    ------------    -----------   ------------
Loss from operations                                        (335)           (305)          (471)         (634)
                                                      ----------    ------------    -----------   ------------
Other income (expense):
         Gain on settlement of note payable
            and accrued interest                              --              --            151            --
         Interest expense                                   (159)           (429)          (310)         (577)
         Net loss on embedded derivative liability            --          (587)             --           (587)
                                                      ----------    ------------    -----------   ------------
                  Net other expense                         (159)         (1,016)          (159)       (1,164)
                                                      ----------    ------------    -----------   ------------
Loss before income taxes                                    (494)         (1,321)          (630)       (1,798)

         Income taxes                                         --              --             --            --
                                                      ----------    ------------    -----------   ------------
         Net loss                                           (494)         (1,321)          (630)       (1,798)

         Deemed dividends and dividends accrued to
         preferred stockholders                             (103)         (3,774)          (206)       (3,859)
                                                      ----------    ------------    -----------   ------------

         Net loss applicable to common shareholders   $     (597)   $     (5,095)   $      (836)  $    (5,657)
                                                      ==========    ============    ===========   ============

         Loss per share - basic and diluted           $    (0.08)   $      (0.68)   $     (0.11)  $     (0.81)
                                                      ==========    ============    ===========   ============

Number of weighted average shares outstanding (000's)      7,776           7,442          7,776          7,021
                                                      ==========    ============    ===========   ============

                           See notes to condensed consolidated financial statements.

                                                       4

..

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)



                                                           Six months ended
                                                       June 30,        June 30,
                                                         2006            2005
                                                      ----------    ------------

Cash flows from operating activities:
     Net loss                                         $     (630)   $    (1,798)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                         8             12
         Amortization of debt discount                         -            227
         Derivative loss                                       -            587
         Gain on settlement of note payable and
         accrued interest                                   (151)             -
         Changes in assets and liabilities:
                Accounts receivable, net                     550         (2,872)
                Prepaid assets                                 3            (15)
                Checks written in excess of cash              25              -
                Accounts payable                            (317)           640
                Other liabilities                            198          2,408
                                                      ----------    ------------
                  Net cash used in operating
                  activities                                (314)          (811)
                                                      ----------    ------------

Cash flows from investing activities:
      Purchase of equipment                                    -            (72)
                                                      ----------    ------------

Cash flows from financing activities:
      Advances from (to) related parties, net                 (1)             -
      Increase in (repayment of) line of credit             (141)           116
      Payment of notes and loans payable                    (109)             -
      Proceeds from sale of common stock                       -            100
      Increase in notes and loans payable                    500            684
                                                      ----------    ------------
                  Net cash provided by financing
                  activities                                 249            900

Increase (decrease) in cash                                  (65)            17

Cash, beginning of period                                     65             15
                                                      ----------    ------------
Cash, end of period                                   $        -    $        32
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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004, and 2003, Applied incurred losses of $630,000, $2,714,000, $2,404,000, and $2,957,000, respectively. The Company has also experienced net cash outflows from operating activities of ($1,337,000), ($1,532,000), and ($955,000), for the years ended December 31, 2005, 2004 and
2003, respectively. These factors raise substantial doubt about Applied's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

Note B - Restatement of financial statements

         The Company's previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2005, have been restated to record the embedded derivatives from the embedded conversion option of the Convertible Secured Note and the Series I Convertible Preferred Stock, entered into on April 11, 2005, as a deemed dividend and as a debt discount, respectively, instead of as an other loss. As a result of this restatement the Company reduced net loss by $7,837, recorded a deemed dividend of $3,701 and a debt discount of $4,361, and $227 of the debt discount was amortized into interest expense during the three and six months ended June 30, 2005.

         The following table summarizes the effect of the restatement and reclassification adjustments on the financial statements as of and for the three and six months ended June 30, 2005.


                                              Three Months Ended               Six Months Ended
                                        -----------------------------       ------------------------
                                        June 30, 2005   June 30, 2005   June 30, 2005  June 30, 2005
                                        -------------   -------------   -------------  -------------
                                         (Restated)     (Previously      (Restated)     (Previously
                                                          Reported)                      Reported)
   Contract Revenues                     $    2,733     $    2,733      $     4,359    $      4,359


   Total cost and expenses               $    3,038     $    3,038      $     4,993    $      4,993
                                         ----------     ----------      ------------   ------------
   Loss From Operations                  $     (305)    $     (305)     $      (634)   $       (634)

   Other expense:

         Interest Expense                $     (429)    $     (202)     $      (577)   $       (350)
         Net loss on embedded
         derivative liability            $     (587)    $   (8,651)     $      (587)   $     (8,651)
                                         ----------     ----------      ------------   -------------
Net Loss                                 $   (1,321)    $   (9,158)     $    (1,798)   $     (9,635)
  Deemed dividends and dividends
  accrued to preferred stockholders      $   (3,774)    $      (91)     $    (3,859)   $       (158)
  Net loss applicable to common          ----------   ----------        -----------   -------------
  shareholders                           $   (5,095)    $   (9,249)     $    (5,657)   $     (9,793)



Note C - Summary of Significant Accounting Policies

Allowance for Anticipated Losses on Contracts

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $376,000 and $376,000 at June 30, 2006 and December 31, 2005, respectively. These allowances are included in other accrued liabilities in the accompanying financial statements.

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

Stock Based Compensation

         The Company has established the 1998 Stock Option Plan, as amended (the "1998 Plan"), and performance based stock options to executives outside of the 1998 Plan granted in 2003, for the award of stock options and stock bonuses to employees, executive officers, members of the Board of Directors and outside consultants. The Compensation Committee of the Board of Directors has the ability to determine the terms of the option, the exercise price, the number of shares subject to each option, and the exercisability of the options.

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

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share Based Payment." This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.

         Effective   January  1,  2006,  the  Company  adopted  the  fair  value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company would have recorded compensation expense on a straight-line basis for the three months ended March 31, 2006, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the three and six months ended June 30, 2005 have not been restated.

         There were no options granted in the three and six month periods ended June 30, 2006, and all options granted prior to January 1, 2006 were fully vested prior to January 1, 2006. As such, there was no compensation expense recorded for options during the three and six month periods ended June 30, 2006. Also, there were no options granted to employees in the three and six month periods ended June 30, 2005.


 Note D - Supplemental cash flow information

         During the three and six month periods ended June 30, 2006, no shares of Series J Preferred Stock were converted into shares of the Company's common stock. During the three and six month periods ended June 30, 2006, the Company paid no dividends on the Series J Preferred Stock. The Company accrued dividends on Preferred Stock Series J for the three and six-month periods ended June 30, 2006, of $97,075 and $194,151 respectively, which is included in Other Accrued Liabilities.

         During the three and six month periods ended June 30, 2006, no shares of Preferred Stock Series H were converted into shares of the Company's common stock. The Company accrued dividends on Preferred Stock Series H for the three and six-month periods ended June 30, 2006, of $6,000 and $12,000, respectively, which is included in Other Accrued Liabilities.

         During the three and six month periods ended June 30, 2006 the Company paid no accrued dividends on the accrued balance on the Series I Preferred Stock. The balance of dividends accrued on the Series I Preferred Stock as of December 31, 2005 and June 30, 2006 is $183,697, which is included in Other Accrued Liabilities.

Note E - Other Accrued Liabilities

Other accrued liabilities consist of the following:

                                                June 30, 2006  December 31, 2005
                                                -------------  -----------------
                                                 (unaudited)      (audited)
           Compensation and employee benefits    $  2,040       $       1,987
           Accrued Interest                           907                 694
           Dividends Payable                          567                 361
           Subcontractors                             551                 724
           Loss Reserve                               376                 376
           Related parties advances                   185                 185
           Other                                      131                 123
                                                ----------      -------------
                                                $   4,757       $       4,450
                                                ==========      =============

Note F - Segment Information

         The Company has identified two reportable segments in which it operates, based on the guidelines set forth in SFAS No. 131. These two segments are as follows: (i) Commodore Advanced Sciences, Inc., which primarily provides various engineering, legal, sampling, and public relations services to Government agencies on a cost plus basis; and (ii) Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste.

         Applied evaluates segment performance based on the segment's net income
(loss). Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following tables.


Six Months Ended June 30, 2006
(Dollars in Thousands)

------------------------------------------------------------------------------------------------
                                                                                     Corporate
                                                                                     Overhead
                                           Total           ASI        Solution       and Other
Contract revenues                        $    4,062    $     4,062   $        --   $         --

Costs and expenses
     Cost of sales                            3,759          3,759            --             --
     General and administrative                 766            205             4            557
     Depreciation and amortization                8              8            --             --
                                         ----------    -----------   -----------   -------------
              Total costs and expenses        4,533          3,972             4            557
                                         ----------    -----------   -----------   -------------
Income (loss) from operations                  (471)            90            (4)          (557)

Gain on settlement of
note payable and accrued
interest                                        151             54            --             97
Interest expense                               (310)            --            --           (310)
                                         ----------    -----------   -----------   -------------
Income (Loss) before income taxes              (630)           144            (4)          (770)
Income taxes                                     --             --            --
                                         ----------    -----------   -----------   -------------
Net Income (Loss)                        $     (630)   $       144   $        (4)  $       (770)
                                         ==========    ===========   ===========   =============

Total assets                             $    1,791    $     1,791   $        --   $          --

Expenditures for long-lived assets       $       --    $        --   $        --   $          --


Three Months Ended June 30, 2006
(Dollars in Thousands)

------------------------------------------------------------------------------------------------
                                                                                     Corporate
                                                                                     Overhead
                                           Total           ASI        Solution       and Other
Contract revenues                        $    1,826    $     1,826   $        --   $         --

Costs and expenses
     Cost of sales                            1,732          1,732            --             --
     General and administrative                 421            127            --            294
     Depreciation and amortization                8              8            --             --
                                         ----------    -----------   -----------   -------------
              Total costs and expenses        2,161          1,867            --            294
                                         ----------    -----------   -----------   -------------
Income (Loss) from operations                  (335)           (41)           --           (294)

Gain on settlement of note
payable and accrued interest                     --             --            --             --
Interest expense                               (159)            --            --           (159)
                                         ----------    -----------   -----------   -------------
Income (Loss) before income taxes              (494)           (41)           --           (453)
Income taxes                                     --             --            --             --
                                         ----------    -----------   -----------   -------------
Net Income (Loss)                        $     (494)   $       (41)  $        --   $       (453)
                                         ==========    ===========   ===========   =============

Total assets                             $    1,791    $     1,791   $        --   $         --

Expenditures for long-lived assets       $       --    $        --   $        --   $         --


Six Months Ended June 30, 2005
(Dollars in Thousands)

------------------------------------------------------------------------------------------------
                                                                                     Corporate
                                                                                     Overhead
                                           Total           ASI        Solution       and Other
Contract revenues                        $    4,359    $     4,273   $        86   $         --

Costs and expenses
     Cost of sales                            4,038          3,984            54             --
     General and administrative                 943            230            16            697
     Depreciation and amortization               12             12            --             --
                                         ----------    -----------   -----------   -------------
              Total costs and expenses        4,993          4,226            70            697
                                         ----------    -----------   -----------   -------------
Loss from operations                           (634)            47            16           (697)

     Derivative loss                           (587)            --            --           (587)
     Interest expense                          (577)            --            --           (577)
                                         ----------    -----------   -----------   -------------
Income (Loss) before taxes               $   (1,798)   $        47   $        16   $     (1,861)
                                         ----------    -----------   -----------   -------------
     Income taxes                                --             --            --             --

Net Income (loss)                        $   (1,798)   $        47   $        16   $     (1,861)
                                         ==========    ===========   ===========   =============

Total assets                             $    2,574    $     2,466   $        86   $         22

Expenditures for long-lived assets       $       72    $        70   $        --   $          2


Three Months Ended June 30, 2005
(Dollars in Thousands)

------------------------------------------------------------------------------------------------
                                                                                     Corporate
                                                                                     Overhead
                                           Total           ASI        Solution       and Other
Contract revenues                        $    2,733    $     2,664   $        69   $         --

Costs and expenses
     Cost of sales                            2,631          2,578            53             --

     General and administrative                 401             67            --            334
     Depreciation and amortization                6              6            --             --
                                         ----------    -----------   -----------   -------------
              Total costs and expenses        3,038          2,651            53            334
                                         ----------    -----------   -----------   -------------
Income (Loss) from operations                  (305)            13            16           (334)

     Derivative loss                           (587)            --            --           (587)
     Interest expense                          (429)            --            --           (429)
                                         ----------    -----------   -----------   -------------
Income (loss) before income taxes        $   (1,321)   $        13   $        16   $     (1,350)
                                         ----------    -----------   -----------   -------------
     Income taxes                                --             --            --             --

Net income (loss)                        $   (1,321)   $        13   $        16   $     (1,350)
                                         ==========    ===========   ===========   =============

Total assets                             $    2,574    $     2,466   $        86   $         22

Expenditures for long-lived assets       $       22    $        20   $        --   $          2

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

         Options and warrants to purchase 5,971,130 and 6,079,463 shares of common stock and preferred stock convertible into 30,386,243 and 25,031,211 shares of common stock as of June 30, 2006 and 2005, respectively, were not included in the computation of Diluted EPS. The inclusion of the options, warrants and convertible preferred stock would have been anti-dilutive, thereby decreasing net loss per common share.


Note H - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on its financial condition or results of operations.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Overview

         The Company is engaged in providing a range of environmental services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing Solvated Electron Technology ("SET"); and (ii) providing services related to environmental management for on-site and off-site identification, investigation, remediation and management of hazardous, mixed and radioactive waste.

         The Company owns technologies related to the separation and destruction of mixed waste, polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs). The Company is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Advanced Sciences, formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the U.S. As some government contracts are funded in one-year increments, there is a possibility for cut-backs, and such a reduction would materially affect the operations. However, management believes Advanced Sciences' existing client relationships will allow the Company to obtain new contracts in the future.

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

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at June 30, 2006. Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $564,429 in loans that are currently due or are payable on demand as of August 21, 2006. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

         The Company's report of independent registered public accounting firm on its fiscal 2003, 2004 and 2005 financial statements contains a "going concern" qualification in which they express substantial doubt about the Company's ability to continue in business.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

         Revenues were $1,826,000 and $4,062,000 for the three and six months ended June 30, 2006 compared to $2,733,000 and $4,359,000 for the three and six months ended June 30, 2005. Such revenues were primarily from the Company's subsidiary ASI.

         In the case of ASI, revenues were $1,826,000 and $4,062,000, respectively, for the three and six months ended June 30, 2006 as compared with $2,664,000 and $4,273,000, respectively, for the three and six months ended June 30, 2005. The decrease in revenues can be attributed to a reduction in the overall value of the current accruals of open eDAM contract work orders and overall, less work being performed by Advanced Sciences during this period. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement on a fixed rate and a lump sum basis. Revenue under these contracts is recorded as tasks under various work orders are completed and the client approved invoice is submitted for payment. Advanced Sciences has three major customers, each of which represents more than 10% of total revenue. The combined revenue for these three customers was $1,826,000 and $4,062,000 respectively, (100% of total revenues) for the three and six months ended June 30, 2006. Cost of sales was $1,732,000 and $3,759,000, respectively, for the three and six months ended June 30, 2006 compared to $2,578,000 and $3,984,000, respectively, for the three and six months ended June 30, 2005. The decrease in cost of sales can be attributed to a decrease in variable costs caused by the reduction in the overall value of the current accruals of open eDAM contract work orders and overall, less work being performed by Advanced Sciences during this period.

         In the case of Commodore Solution, Inc. ("Solution"), revenues were $0 and $0, respectively, for the three and six months ended June 30, 2006 as compared with $69,000 and $86,000, respectively, for three and six months ended June 30, 2005. Solution had no customers during the three and six-month periods ended June 30, 2006. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Cost of sales was $0 and $0, respectively, for the three and six months ended June 30, 2006 as compared to $53,000 and $54,000, respectively, for the three and six months ended June 30, 2005. The cost of sales, when incurred, is attributable to sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         General and administrative expenses for continuing operations for the three and six months ended June 30, 2006 were $421,000 and $766,000, respectively, as compared to $401,000 and $943,000, respectively, for the three and six months ended June 30, 2005. The overall decrease for the six month period is derived primarily from less travel and expense account related items at the corporate level in addition to less use of consultants and professional services at the corporate level.

         In the case of Advanced Sciences, general and administrative costs for the three and six-month periods ended June 30, 2006 were $127,000 and $205,000, respectively, compared to $67,000 and $230,000, respectively, for the three and six months ended June 30, 2005. This overall slight decrease for the six month period is primarily due to marginally less administrative costs associated with the eDAM contract in Oak Ridge, TN. Solution incurred general and administrative costs of $0 and $4,000, respectively, for the three and six-month periods ended June 30, 2006 as compared to $0 and $16,000, respectively, for the three and six-month periods ended June 30, 2005. This decrease was primarily due to the completion of the Toxco contract in 2005 and the reduction of the general and administrative costs associated with the Toxco contract.

         Interest expense for the three and six months ended June 30, 2006 was $159,000 and $310,000, respectively, as compared to $429,000 and $577,000, respectively, for the three and six month periods ended June 30, 2005. The decrease in interest expense of $270,000 and $267,000, respectively, for the three and six month periods ended June 30, 2006 as compared to the same periods in the prior year is primarily related to the interest expense related to the embedded derivative recognized in 2005, and a lower line of credit balance compared to the prior year.

OFF-BALANCE SHEET ARRANGEMENTS

         There are no off-balance sheet arrangements, such as financing or variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006 and December 31, 2005 Advanced Sciences had a $0 and $141,000 outstanding balance, respectively, on its revolving line of credit.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at June 30, 2006. Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $564,429 in loans that are currently due or are payable on demand as of August 21, 2006. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

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

         For the three and six month periods ended June 30, 2006, the Company incurred a net loss of $494,000 and $630,000, respectively, as compared to a net loss of $1,321,000 and $1,798,000, respectively, for the three-month period ended June 30, 2005. For the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004, and 2003, Applied incurred losses of $630,000; $2,714,000, $2,404,000; and $2,957,000, respectively. The Company has also
experienced   net  cash  inflows   (outflows)   from  operating   activities  of
($1,337,000),  ($1,532,000),  and  ($955,000),  for the years ended December 31,
2005, 2004 and 2003, respectively.

         For the three and six month periods ended June 30, 2006, the Company issued no stock with respect to accrued dividends pertaining to the Series I Preferred. For the three and six month periods ended June 30, 2006, the Company converted no shares of Series J Preferred into shares of the Company's common stock and issued no stock with respect to accrued dividends pertaining to the Series J Preferred. For the three and six month periods ended June 30, 2006, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

         The Company has experienced a decrease in accounts receivable, net, of $550,000, as of June 30, 2006 compared to the year ended December 31, 2005 amount. Accounts receivable, net, as of December 31, 2005 was $2,065,000 as compared to $1,515,000 as of June 30, 2006. The decrease in accounts receivable, net, is due to (i) the collection of appreciable amounts of historical retainage on the eDAM contract in Oak Ridge; and (iii) general timing differences in the collection of the Company's accounts receivable. Approximately 90% of the accounts receivable, net, figure will be collected within 45 days of the period ended June 30, 2006. The remaining approximate 10% of the accounts receivable, net, amounts are deemed retainage by the Company's main client, Bechtel Jacobs, and is released to the Company on a periodic basis when the Company completes certain work orders that the retainage has been applied to.

         The Company recently settled a note payable that was due and payable in the principal amount of $254,000 to a vendor for services provided from an earlier period in the three month period ended March 31, 2006. The settlement resulted in the recording of a short term note payable, 0% interest, in the principal amount of $200,000 to the vendor. The Company has made two of four payments of $50,000 each on this short term Note payable at June 30, 2006. The settlement of this note payable to the vendor had the effect of recognizing the reduction of a historical recorded note payable by $54,000 (other income to Advanced Sciences) and the reduction of historical accrued interest payable by $97,000 (other income to Applied) which was recognized in the six month period ended June 30, 2006. These income amounts are included in Other Income and have not arisen from the Company's normal base of operations.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         For the three and six month period ended June 30, 2006, no shares of the Company's Series J Preferred were converted into shares of the Company's common stock. For the three and six month period ended June 30, 2006, the Company accrued all dividends payable on the Series J Preferred Stock.

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

         For the year ended December 31 2005, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred. For the year ended December 31, 2005, the Company paid no dividends on the Series H Preferred Stock. The Company accrued dividends on Series H Preferred for the three and six month period ended June 30, 2006 of $6,000 and $12,000, which is included in Other Accrued Liabilities.

         For the three and six month period ended June 30, 2006, the Company converted no shares of Series J Preferred and issued no stock with respect to accrued dividends pertaining to the Series J Preferred. For the three and six month period ended June 30, 2006, the Company paid no dividends on the Series J Preferred. The Company accrued dividends on Series J Preferred for the three and six month period ended June 30, 2006 of $97,076 and $194,151, which is included in Other Accrued Liabilities.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. The current principal balance of the Weiss Group Note is $252,397 and is due and payable as of June 30, 2006 and remains unpaid as of August 21, 2006.

         Mr. Blum, a director of the Company, provided cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and is payable on demand. The current principal balance of the Blum Demand Note is $312,032 as of June 30, 2006 and remains unpaid as of August 21, 2006.

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

         The current principal balance of the New Shaar Note is $5,926,233 as of June 30, 2006 and remains unpaid as of August 21, 2006.

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

         As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on their evaluations as of June 30, 2006, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

              1. 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              2. 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              3. 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              4. 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

              1. The Company filed a Current Report on Form 8-K, dated May 24, 2006, regarding a press release issued by the Company announcing its first quarter 2006 earnings.

              2. The Company filed a Current Report on Form 8-K, dated July 10, 2006, regarding a press release issued by the Company announcing that its wholly owned subsidiary, Commodore Advanced Sciences, Inc., had initiated field work on a project named Core Hole 8 located in Oak Ridge, TN. The estimated value of the Core Hole 8 project is $800,000.

              3. The Company filed a Current Report on Form 8-K, dated July 26, 2006, regarding a press release issued by the Company announcing that a director of the Company, Mr. Robert A. Maczewski resigned as of July 21, 2006, for personal reasons.

              4. The Company filed a Current Report on Form 8-K, dated August 16, 2006, regarding a press release issued by the Company announcing that its wholly owned subsidiary, Commodore Advanced Sciences, Inc., had received a Phase 1 contract award from the Department of Energy's Office of Environmental Management to demonstrate the separation of radioactive (surrogate) and RCRA heavy metals from sludges and other matrices.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: August 21, 2006               COMMODORE APPLIED TECHNOLOGIES, INC.
                                            (Registrant)


                                    By    /s/ James M. DeAngelis
                                        ---------------------------------------
                                          James M. DeAngelis - Senior Vice
                                          President and Chief Financial Officer
                                          (as both a duly authorized officer of
                                          the registrant and the principal
                                          financial officer of the registrant)