Form 10-Q
period 2006-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2006-11-14
CIK 1013556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---              SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2006
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---              THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [   ]                           No  [ X ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at November 14, 2006
-----------------------------------         ------------------------------------
   Common Stock, $0.001 par value                      8,168,217 shares

                      COMMODORE APPLIED TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                           ----


Item 1.  Condensed Consolidated Financial
  Statements (unaudited).....................................................2
   Condensed Consolidated Balance Sheets at
     September 30, 2006 and December 31, 2005................................2
   Condensed Consolidated Statements of Operations
     for the Three and Nine Month Periods Ended
     September 30, 2006 and 2005.............................................4
   Condensed Consolidated Statements of Cash Flows
     for the Nine Month Periods Ended September 30,
     2006 and 2005...........................................................5
   Notes to Condensed Consolidated Financial Statements......................6

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations.............................16

Item 3.  Quantitative and Qualitative Disclosures
  About Market Risk.........................................................23

Item 4.  Controls and Procedures............................................24


PART II.  OTHER INFORMATION.................................................25

Item 1.   Legal Proceedings.................................................25

Item 1A.  Risk Factors......................................................25

Item 6.   Exhibits and Reports on Form 8-K..................................26

SIGNATURES..................................................................27

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Condensed Consolidated Financial Statements (unaudited)
         -------------------------------------------------------



              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

            (Unaudited - Dollars in Thousands, except per share data)


                                                   September 30,    December 31,
                               ASSETS                  2006             2005

Current Assets:
         Cash and cash equivalents                 $       126      $       65
         Accounts receivable, net                        2,033           2,065
         Prepaid assets and other
           current assets                                  140             139
                                                   -------------    ------------
                  Total Current Assets                   2,299           2,269

Property and equipment, net                                128             148
                                                   -------------    ------------

                    Total Assets                   $     2,427      $    2,417
                                                   =============    ============








            See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (Unaudited - Dollars in Thousands, except per share data)


                                                   September 30,    December 31,
                          LIABILITIES AND              2006             2005
                        STOCKHOLDERS' DEFICIT      -------------    ------------


Current Liabilities:
         Accounts payable                          $     1,196      $     1,376
         Related party payable                             252              253
         Line of credit                                    344              141
         Notes payable, net                                375              635
         Other accrued liabilities                       5,180            4,450
                                                   -------------    ------------

                  Total Current Liabilities              7,347            6,855

Long term debt, net of current portion                   6,193            5,426
                                                   -------------    ------------

                   Total Liabilities                    13,540           12,281

Commitments and contingencies

Stockholders' Deficit
         Convertible preferred stock, Series H & J
           Par value $0.001 per share,
           liquidation value of $6,353 as
           of September 30, 2006 and December 31,
           2005, 3% cumulative dividends for
           Series H, 10% cumulative dividend for
           Series J, 1,550,000 shares authorized,
           1,188,302 shares issued and outstanding.          1                1

         Common stock, par value $0.001 per share,
           300,000,000 shares authorized,
           8,168,217 And 7,948,217 shares issued
           and outstanding, respectively.                    8                8
         Additional paid-in capital                     69,399           69,680
         Accumulated deficit                           (80,258)         (79,290)
                                                   -------------    ------------
                                                       (10,850)          (9,601)
         Treasury stock, 171,875 shares
                                                          (263)            (263)
                                                   -------------    ------------
                     Total Stockholders' Deficit       (11,113)          (9,864)
                                                   -------------    ------------
         Total Liabilities and Stockholders'
           Deficit                                 $     2,427      $     2,417
                                                   =============    ============



            See notes to condensed consolidated financial statements.


                      COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Unaudited - Dollars in Thousands, except per share data)



                                           Three months ended            Nine months ended
                                      September 30,  September 30,  September 30,  September 30,
                                           2006           2005           2006          2005
                                      -------------  -------------  -------------  -------------
                                                       (restated)                   (restated)
Contract revenues                     $       2,281  $       3,900  $       6,343  $       8,259
Costs and expenses:
   Cost of sales                              2,106          3,034          5,865          7,073
   General and administrative                   345            694          1,111          1,637
   Depreciation and amortization                  8             21             16             33
                                      -------------  -------------  -------------  -------------
         Total costs and expenses             2,459          3,749          6,992          8,743
                                      -------------  -------------  -------------  -------------

Income (loss) from operations                  (178)           151           (649)          (484)
                                      -------------  -------------  -------------  -------------
Other income (expense):
   Gain on settlement of note
      payable and accrued interest                7             --            158             --
   Interest expense                            (167)          (432)          (477)        (1,009)
   Net gain (loss) on embedded
     derivative liability                        --             44             --           (544)
                                      -------------  -------------  -------------  -------------
         Net other expense                     (160)          (388)          (319)        (1,553)
                                      -------------  -------------  -------------  -------------

Income (loss) before income taxes              (338)          (237)          (968)        (2,037)
   Income taxes                                  --             --             --             --
                                      -------------  -------------  -------------  -------------
   Net loss                                    (338)          (237)          (968)        (2,037)

   Deemed dividends and dividends
    accrued to preferred
    stockholders                               (103)        (3,805)          (309)        (3,963)
                                      -------------  -------------  -------------  -------------
   Net loss applicable to common
     shareholders                     $        (441) $      (4,042) $      (1,277) $      (6,000)
                                      =============  =============  =============  =============
   Loss per share - basic and
     diluted                          $       (0.06) $       (0.53) $       (0.16) $       (0.84)
                                      =============  =============  =============  =============
Number of weighted average shares
  outstanding (000's)                         7,836          7,647          7,796          7,118
                                      =============  =============  =============  =============


                    See notes to condensed consolidated financial statements.

              COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Unaudited - Dollars in Thousands, except per share data)



                                                        Nine months ended
                                                  September 30,    September 30,
                                                      2006              2005
                                                  ------------     -------------
                                                                     (restated)
Cash flows from operating activities:
     Net loss                                      $      (968)     $    (2,037)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation and amortization                      16               33
         Issuance of common stock for services              28               --
         Loss on disposal of equipment                       4               --
         Amortization of debt discount                       -              500
         Derivative loss                                     -              544
         Gain on settlement of note payable
          and accrued interest                            (158)               -
         Changes in assets and liabilities:
                Accounts receivable, net                    32           (3,684)
                Prepaid assets and other
                  current assets                            (1)              (9)
                Accounts payable                          (180)             695
                Other liabilities                          518            2,780
                                                  ------------     -------------
                  Net cash used in operating
                    activities                            (709)          (1,178)
                                                  ------------     -------------

Cash flows from investing activities:
      Purchase of equipment                                 -              (105)
                                                  ------------     -------------

Cash flows from financing activities:
      Advances from (to) related parties, net               (1)              --
      Increase in (repayment of) line of credit            203              317
      Payment of notes and loans payable                  (199)              --
      Proceeds from sale or exchange of
       common stock                                         --              100
      Increase in notes and loans payable                  767            1,024
                                                  ------------     -------------
                  Net cash provided by financing
                    activities                             770            1,441

Increase in cash                                            61              158

Cash, beginning of period                                   65               15
                                                  ------------     -------------
Cash, end of period                                $       126      $       173
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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2006, and for the years ended December 31, 2005, 2004, and 2003, Applied incurred losses of $968,000, $2,714,000, $2,404,000, and $2,957,000, respectively. The Company has also experienced net cash outflows from operating activities of ($1,337,000), ($1,532,000), and ($955,000), for the years ended December 31,
2005, 2004 and 2003, respectively. These factors raise substantial doubt about Applied's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

Note B - Restatement of financial statements

         The Company's previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005, have been restated to record the embedded derivatives from the embedded conversion option of the Convertible Secured Note and the Series I Convertible Preferred Stock, entered into on April 11, 2005, as a deemed dividend and as a debt discount, respectively, instead of as an other loss. As a result of this restatement the Company recorded a deemed dividend of $3,701 and a debt discount of $4,361, and $273 and $500 of the debt discount was amortized into interest expense during the three and nine months ended September 30, 2005, respectively. Net income (loss) was reduced by $273 and $7,562 for the three and nine months, respectively, due to these restatements. A change in the valuation of the embedded derivative was recorded in the amount of a gain of $44 and a loss of ($544) for the three and nine months ended September 30, 2005, respectively.

         The following table summarizes the effect of the restatement and reclassification adjustments on the financial statements as of and for the three and nine months ended September 30, 2005.

                                             Three Months Ended               Nine Months Ended
                                       -----------------------------   -----------------------------
                                       September 30,   September 30,   September 30,   September 30,
                                           2005            2005           2005             2005
                                       -------------  --------------   -------------   -------------
                                        (Restated)     (Previously      (Restated)      (Previously
                                                         Reported)                        Reported)
   Contract Revenues                    $     3,900   $       3,900    $       8,259   $      8,259


   Total cost and expenses              $     3,749   $       3,749    $       8,743   $      8,742
                                        ------------  -------------    -------------   -------------
   Income (loss) From Operations        $       151   $         151    $        (484)  $       (483)

   Other expense:

         Interest Expense               $      (432)  $        (159)   $      (1,009)  $       (509)
         Net gain (loss) on embedded
         derivative liability           $        44   $          44    $        (544)  $     (8,607)
                                        ------------  -------------    -------------   -------------
  Net gain (loss)                       $      (237)  $          36    $      (2,037)  $     (9,599)
  Deemed dividends and dividends
  accrued to preferred stockholders     $    (3,805)  $        (104)   $      (3,963)  $       (262)
  Net loss applicable to common         ------------  -------------    -------------   -------------
  shareholders                          $    (4,042)  $         (68)   $      (6,000)  $     (9,861)


Note C - Summary of Significant Accounting Policies

Allowance for Anticipated Losses on Contracts

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $376,000 at September 30, 2006 and December 31, 2005. These allowances are included in other accrued liabilities in the accompanying financial statements.

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

         Effective   January  1,  2006,  the  Company  adopted  the  fair  value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company would have recorded compensation expense on a straight-line basis for the three and nine month periods ended September 30, 2006, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the three and nine months ended September 30, 2005 have not been restated.

         There were no options granted in the three and nine month periods ended September 30, 2006, and all options granted prior to January 1, 2006 were fully vested prior to January 1, 2006. As such, there was no compensation expense recorded for options during the three and nine month periods ended September 30, 2006. Also, there were no options granted to employees in the three and nine month periods ended September 30, 2005.

Note D - Supplemental cash flow information

         During the three and nine month periods ended September 30, 2006, no shares of Series J Preferred Stock were converted into shares of the Company's common stock. During the three and nine month periods ended September 30, 2006, the Company paid no dividends on the Series J Preferred Stock. The Company accrued dividends on Preferred Stock Series J for the three and nine-month periods ended September 30, 2006, of $97,075 and $291,226 respectively, which are included in Other Accrued Liabilities.

         During the three and nine month periods ended September 30, 2006, no shares of Preferred Stock Series H were converted into shares of the Company's common stock. The Company accrued dividends on Preferred Stock Series H for the three and nine-month periods ended September 30, 2006, of $6,000 and $18,000, respectively, which are included in Other Accrued Liabilities.

         During the three and nine month periods ended September 30, 2006 the Company paid no accrued dividends on the accrued balance on the Series I Preferred Stock. The balance of dividends accrued on the Series I Preferred
Stock as of December 31, 2005 and September 30, 2006 is $183,697, which is included in Other Accrued Liabilities.

Note E - Other Accrued Liabilities

Other accrued liabilities consist of the following:

                                                   September 30,    December 31,
                                                        2006            2005
                                                   -------------    ------------
                                                    (unaudited)       (audited)
        Compensation and employee benefits         $     2,114      $     1,987
        Accrued Interest                                 1,075              694
        Dividends Payable                                  670              361
        Subcontractors                                     650              724
        Loss Reserve                                       376              376
        Related parties advances                           185              185
        Other                                              110              123
                                                   -----------------------------
                                                   $     5,180      $     4,450
                                                   =============================

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

Nine Months Ended September 30, 2006
(Dollars in Thousands)

--------------------------------------------------------------------------------
                                                                      Corporate
                                                                      Overhead
                                     Total       ASI      Solution    and Other

Contract revenues                  $   6,343  $   6,343  $       --  $       --

Costs and expenses
  Cost of sales                        5,865      5,865          --          --
  General and administrative           1,111        250           4         857
  Depreciation and amortization           16         16          --          --
                                   ---------  ---------  ----------  -----------
     Total costs and expenses          6,992      6,131           4         857
                                   ---------  ---------  ----------  -----------

Income (loss) from operations           (649)       212          (4)       (857)

  Gain on settlement of
     note payable and
     accrued interest                    158         54          --         104
  Interest expense                      (477)        --          --        (477)
                                   ---------  ---------  ----------  -----------

Income (Loss) before income taxes       (968)       266          (4)     (1,230)
Income taxes                              --         --          --          --
                                   ---------  ---------  ----------  -----------
Net Income (Loss)                  $    (968) $     266  $       (4) $   (1,230)
                                   =========  =========  ==========  ===========

Total assets                       $   2,427  $   2,427  $       --  $       --

Expenditures for long-lived assets $      --  $      --  $       --  $       --

Three Months Ended September 30, 2006
(Dollars in Thousands)

--------------------------------------------------------------------------------
                                                                      Corporate
                                                                      Overhead
                                     Total       ASI      Solution    and Other

Contract revenues                  $   2,281  $   2,281  $       --  $       --

Costs and expenses
  Cost of sales                        2,106      2,106          --          --
  General and administrative             345         45          --         300
  Depreciation and amortization            8          8          --          --
                                   ---------  ---------  ----------  -----------
     Total costs and expenses          2,459      2,159          --         300
                                   ---------  ---------  ----------  -----------
Income (Loss) from operations           (178)       122          --        (300)


Gain on settlement
  of payable and accrued interest          7         --          --           7
  Interest expense                      (167)        --          --        (167)
                                   ---------  ---------  ----------  -----------

Income (Loss) before income taxes       (338)       122          --        (460)
Income taxes                              --         --          --          --
                                   ---------  ---------  ----------  -----------
Net Income (Loss)                  $    (338) $     122  $       --  $     (460)
                                   =========  =========  ==========  ===========

Total assets                       $   2,427  $   2,427  $       --  $       --

Expenditures for long-lived assets $      --  $      --  $       --  $       --

 Nine Months Ended September 30, 2005
(Dollars in Thousands)

--------------------------------------------------------------------------------
                                                                      Corporate
                                                                      Overhead
                                     Total       ASI      Solution    and Other

Contract revenues                  $   8,259  $   8,173  $       86  $       --

Costs and expenses
  Cost of sales                        7,073      7,019          54          --
  General and administrative           1,637        603          16       1,018
  Depreciation and amortization           33         33          --          --
                                   ---------  ---------  ----------  -----------
     Total costs and expenses          8,743      7,655          70       1,018
                                   ---------  ---------  ----------  -----------
Income (loss) from operations           (484)       518          16      (1,018)

  Interest expense                    (1,009)        (5)         --      (1,004)

  Net gain (loss) on
     embedded derivative                (544)        --          --        (544)
                                   ---------  ---------  ----------  -----------

Income (loss) before income taxes     (2,037)       513          16      (2,566)

     Income taxes                         --         --          --          --
                                   ---------  ---------  ----------  -----------

Net income (loss)                  $  (2,037) $     513  $       16  $   (2,566)
                                   =========  =========  ==========  ===========

Total assets                       $   3,525  $   3,433  $       86  $        6

Expenditures for long-lived assets $     105  $     101  $       --  $        4

Three Months Ended September 30, 2005
(Dollars in Thousands)

--------------------------------------------------------------------------------
                                                                      Corporate
                                                                      Overhead
                                     Total       ASI      Solution    and Other

Contract revenues                  $   3,900  $   3,900  $    3,900  $       --

Costs and expenses
  Cost of sales                        3,034      3,034          --          --
  General and administrative             694        373          --         321
  Depreciation and amortization           21         21          --          --
                                   ---------  ---------  ----------  -----------
     Total costs and expenses          3,749      3,428           0         321
                                   ---------  ---------  ----------  -----------
Income (loss) from operations            151        472           0        (321)
  Interest expense                      (432)        (5)         --        (427)
  Net gain (loss) on embedded
     derivative                           44         --          --          44
                                   ---------  ---------  ----------  -----------

Loss before income taxes                (237)       467           0        (704)

     Income taxes                         --         --          --          --
                                   ---------  ---------  ----------  -----------
Net income (loss)                  $    (237  $     467  $        0  $     (704)
                                   =========  =========  ==========  ===========

Total assets                       $   3,525  $   3,433  $       86  $        6


Expenditures for long-lived assets $      33  $      31  $       --  $        2

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

Options and warrants to purchase 5,967,755 and 6,079,463 shares of common stock and preferred stock convertible into 34,378,313 and 25,641,808 shares of common stock as of September 30, 2006 and 2005, respectively, were not included in the computation of Diluted EPS. The inclusion of the options, warrants and convertible preferred stock would have been anti-dilutive, thereby decreasing net loss per common share.

Note H - Contingencies

         Applied has matters of litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on its financial condition or results of operations.

Note I - Subsequent Events

         On October 26, 2006, Mr. James M. DeAngelis submitted a letter of resignation as Chief Financial Officer, Chief Administration Officer and Treasurer of the Company effective as of December 31, 2006. Mr. DeAngelis will continue to serve the Company as a Director and as Senior Vice President, Strategic Development for the Company in 2007, primarily focused on the investor relations programs for the Company.

         On November 1, 2006, the Company entered into an employment agreement with Ted R. Sharp to serve the Company as Chief Financial Officer, effective January 1, 2007. To provide for a period of transition from the current Chief Financial Officer, James M. DeAngelis, who will resign that position effective January 1, 2007, Mr. Sharp began his employment on November 1 and will assume full responsibility for the position on the effective date.

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

         The Company has identified two reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131. These two segments are as follows: Commodore Advanced Sciences, Inc. ("Advanced Sciences"), which primarily provides various engineering, legal, sampling, and public relations services to government agencies on a cost plus basis; and Commodore Solutions, Inc. ("Solutions"), which is commercializing technologies to treat mixed and hazardous waste.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at September 30, 2006. Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $564,429 in loans that are currently due or are payable on demand as of August 21, 2006. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

         Revenues were $2,281,000 and $6,343,000 for the three and nine months ended September 30, 2006 compared to $3,900,000 and $8,259,000 for the three and nine months ended September 30, 2005. Such revenues were primarily from the Company's subsidiary ASI.

         In the case of Advanced Sciences, revenues were $2,281,000 and $6,343,000, respectively, for the three and nine months ended September 30, 2006 as compared with $3,900,000 and $8,173,000, respectively, for the three and nine months ended September 30, 2005. The decrease in revenues can be attributed to a reduction in the overall value of the open environmental sampling and data integration contract ("EDAM") work orders and overall, less work being performed by Advanced Sciences during this period. The revenues from Advanced Sciences consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement on a fixed rate and a lump sum basis. Revenue under these contracts is recorded as tasks under various work orders are completed and the client approved invoice is submitted for payment. Advanced Sciences has three major customers, each of which represents more than 10% of total revenue. The combined revenue for these three customers was $2,281,000 and $6,343,000 respectively, (100% of total revenues) for the three and nine months ended September 30, 2006. Cost of sales was $2,106,000 and $5,865,000, respectively, for the three and nine months ended September 30, 2006 compared to $3,034,000 and $7,019,000, respectively, for the three and nine months ended September 30, 2005. The decrease in cost of sales can be attributed to a decrease in variable costs caused by the reduction in the overall value of open EDAM contract work orders and overall, less work being performed by Advanced Sciences during this period.

         The Company has experienced a decrease in revenues of $1,619,000 and $1,916,000 for the three and nine month periods ended September 30, 2006, respectively, compared to the three and nine month periods ended September 30, 2005, respectively. The decrease in revenues can be attributed to a reduction in the overall value of the open EDAM contract work orders and overall, less work being performed by Advanced Sciences during this period. The Company was recently awarded a two-year extension to the EDAM contract. The EDAM extension will run from October 1, 2006 through September 30, 2008. There will be no laboratory management or data management services as in first two years of the EDAM contract, which had a small contribution margin to the Company, because the Company's client, Bechtel Jacobs, LLC has decided to self perform this work scope during the two-year extension of the EDAM contract.

         In the case of Solutions, revenues were $0 and $0, respectively, for the three and nine months ended September 30, 2006 as compared with $0 and $86,000, respectively, for three and nine months ended September 30, 2005.
Solution had no customers during the three and nine-month periods ended September 30, 2006. Revenues, when recognized, are primarily from remediation services performed for engineering and waste treatment companies in the U.S. under a variety of contracts. Cost of sales was $0 and $0, respectively, for the three and nine months ended September 30, 2006 as compared to $0 and $54,000, respectively, for the three and nine months ended September 30, 2005. The cost of sales, when incurred, is attributable to sales and marketing expenses for the SET technology. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

         General and administrative expenses for continuing operations for the three and nine months ended September 30, 2006 were $345,000 and $1,111,000 respectively, as compared to $694,000 and $1,637,000, respectively, for the three and nine months ended September 30, 2005. The decrease in general and administrative expense of $349,000 and $526,000, respectively, for the three and nine month periods ended September 30, 2006 as compared to the same periods in the prior year is primarily related to less travel and expense account related items at the corporate level in addition to less use of consultants and professional services at the corporate level.

         In the case of Advanced Sciences, general and administrative costs for the three and nine-month periods ended September 30, 2006 were $45,000 and $250,000, respectively, compared to $373,000 and $603,000, respectively, for the three and nine months ended September 30, 2005. This decrease is primarily due to less administrative costs associated with the EDAM contract in Oak Ridge, TN. Solution incurred general and administrative costs of $0 and $4, respectively, for the three and nine-month periods ended September 30, 2006 as compared to $0 and $16,000, respectively, for the three and nine-month periods ended September 30, 2005. This decrease was primarily due to the reassignment of a Solution's employee to CASI field work on the EDAM contract in Oak Ridge, TN.

         Interest expense for the three and nine months ended September 30, 2006 was $167,000 and $477,000, respectively, as compared to $432,000 and $1,009,000, respectively, for the three and nine month periods ended September 30, 2005. The decrease in interest expense of $265,000 and $532,000, respectively, for the three and nine month periods ended September 30, 2006 as compared to the same periods in the prior year is primarily related to the interest expense related to amortizing the debt discount related to the embedded derivative recognized in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

         There are no off-balance sheet arrangements, such as financing or variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2006 and December 31, 2005 Advanced Sciences had a $344,000 and $141,000 outstanding balance, respectively, on its revolving line of credit.

         The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $80,000 at September 30, 2006. Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $564,429 in loans that are currently due or are payable on demand as of August 21, 2006. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

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

         For the three and nine month periods ended September 30, 2006, the Company incurred a net loss of $338,000 and $968,000, respectively, as compared to a net loss of $237,000 and $2,037,000, respectively, for the three and nine month periods ended September 30, 2005. For the nine months ended September 30, 2006, and for the years ended December 31, 2005, 2004, and 2003, Applied incurred losses of $968,000; $2,714,000, $2,404,000; and $2,957,000, respectively. The Company has also experienced net cash outflows from operating activities of ($1,337,000), ($1,532,000), and ($955,000), for the years ended
December 31, 2005, 2004 and 2003, respectively.

         For the three and nine month periods ended September 30, 2006, the Company issued no stock with respect to accrued dividends pertaining to the Series I Preferred. For the three and nine month periods ended September 30, 2006, the Company converted no shares of Series J Preferred into shares of the Company's common stock and issued no stock with respect to accrued dividends pertaining to the Series J Preferred. For the three and nine month periods ended September 30, 2006, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred.

         The Company recently settled a note payable that was due and payable in the principal amount of $254,000 to a vendor for services provided from an earlier period in the three month period ended March 31, 2006. The settlement resulted in the recording of a short term note payable, 0% interest, in the principal amount of $200,000 to the vendor. The Company has made three of four payments of $50,000 each on this short term Note payable at September 30, 2006. The settlement of this note payable to the vendor had the effect of recognizing the reduction of a historical recorded note payable by $54,000 (other income to Advanced Sciences) and the reduction of historical accrued interest payable by $97,000 (other income to Applied) which was recognized in the nine month period ended September 30, 2006. These income amounts are included in Other Income and have not arisen from the Company's normal base of operations.

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

         For the three and nine month period ended September 30, 2006, no shares of the Company's Series J Preferred were converted into shares of the Company's common stock. For the three and nine month period ended September 30, 2006, the Company accrued all dividends payable on the Series J Preferred Stock.

         For the Year ended December 31, 2005, the Company issued 439,206 shares of the Company's common stock upon conversion of 7,000 shares of Series I Preferred by the holders thereof. For the three and nine month periods ended

September 30, 2006, the Company issued no stock with respect to accrued dividends pertaining to the Series I Preferred. The Company accrued dividends on the Series I Preferred for the three and nine month periods ended September 30, 2006, of $183,696, which is included in Other Accrued Liabilities.

         For the three and nine month periods ended September 30, 2006, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred. For the three and nine month periods ended September 30, 2006, the Company paid no dividends on the Series H Preferred Stock. The Company accrued dividends on Series H Preferred for the three and nine month period ended September 30, 2006 of $6,000 and $18,000, which is included in Other Accrued Liabilities.

         For the three and nine month periods ended September 30, 2006, the Company converted no shares of Series J Preferred and issued no stock with respect to accrued dividends pertaining to the Series J Preferred. For the three and nine month periods ended September 30, 2006, the Company paid no dividends on the Series J Preferred. The Company accrued dividends on Series J Preferred for the three and nine month period ended September 30, 2006 of $97,076 and $291,226, which is included in Other Accrued Liabilities.

         In November 2000, the Company completed $500,000 in financing in the form of a loan (the "Weiss Group Note") from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. The current principal balance of the Weiss Group Note is $252,397 and is due and payable as of September 30, 2006 and remains unpaid as of November 14, 2006.

         Mr. Blum, a director of the Company, provided cash installments in the form of a loan to the Company through February 2004 (the "Blum Demand Note"). The Blum Demand Note bears interest at 9% per annum and is payable on demand. The current principal balance of the Blum Demand Note is $312,032 as of September 30, 2006 and remains unpaid as of November 14, 2006.

         On September 5, 2006, The Aurelius Consulting Group ("Aurelius"), received 220,000 shares of the Company's unregistered common stock in connection with the execution of a one year consulting agreement between Aurelius and the Company (the "IR Agreement") to provide investment relations services to the Company. The 220,000 shares of restricted common stock were accepted by Aurelius as partial payment for the first six months of the IR Agreement. An additional 120,000 shares of the Company's unregistered common stock will be due and payable to Aurelius on or about March 5, 2007 as partial payment for the remaining six months of the IR Agreement. The Company pays Aurelius $4,000 per month in cash for the balance of the investment relations services to the Company as per terms and conditions of the IR Agreement. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

         The current principal balance of the New Shaar Note is $6,193,233 as of September 30, 2006 and remains unpaid as of November 14, 2006.

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

         As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on their evaluations as of September 30, 2006, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 1A. Risk Factors

         Investing in our securities involves a material degree of risk. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facingour Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


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

              1. 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              2. 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              3. 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              4. 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

              1. The Company filed a Current Report on Form 8-K, dated August 14, 2006, regarding a press release issued by the Company announcing that its wholly owned subsidiary, Commodore Advanced Sciences, Inc., was awarded an Advanced Remediation Demonstration Phase 1 contract by the Department of Energy's Environmental Management Office for the separation of radioactive (surrogate) and RCRA heavy metals from sludges and other waste matrices.

              2. The Company filed a Current Report on Form 8-K, dated August 23, 2006, regarding a press release issued by the Company announcing its second quarter 2006 earnings.

              3. The Company filed a Current Report on Form 8-K, dated September 21, 2006 regarding a press release issued by the Company announcing that it wholly owned subsidiary, Commodore Advanced Sciences, Inc., has been awarded a two year option extension to the environmental sampling and data integration contract by Bechtel Jacobs Company, LLC
                     (BJC) of Oak Ridge, TN. The contract option extends the contract through September 2008.

              4. The Company filed a Current Report on Form 8-K, dated October 31, 2006, announcing that on October 26, 2006, Mr. James M. DeAngelis submitted a letter of resignation as Chief Financial Officer, Chief Administration Officer and Treasurer of the Company effective as of December 31, 2006. Mr. DeAngelis will continue to serve the company as a Director and as Senior Vice President, Strategic Development for the Company in 2007, primarily focused on the investor relations programs for the Company.

              5. The Company filed a Current Report on Form 8-K, dated November 02, 2006, announcing that on November 1, 2006, the Company entered into an employment agreement with Ted R. Sharp to serve the Company as Chief Financial Officer, effective January 1, 2007. To provide for a period of transition from the current Chief Financial Officer, James
                     M. DeAngelis, who will resign that position effective January 1, 2007, Mr. Sharp began his employment on November 1 and will assume full responsibility for the position on the effective date.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: November 14, 2006            COMMODORE APPLIED TECHNOLOGIES, INC.
                                   (Registrant)


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