Form 10-K
period 2006-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2007-04-17
CIK 1013556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File number 001-11871

_________________________________________________________________________________

Commodore Applied Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3312952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

507 Knight Street, Suite B
Richland, Washington	99352
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (509) 943-2565

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	NASD Over the Counter Bulletin Board (OTCBB)

Securities registered pursuant to Section 12(g) of the Act: None

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
of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [			] No [ X ]

As of March 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,192,857 based upon the last sale price of the common stock on March 31, 2007 as reported by the NASD Over the Counter Bulletin Board.

There were 8,116,342 shares of the Registrant’s common stock outstanding on March 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE None

i

COMMODORE APPLIED TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART 1			1

ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	12
ITEM	1B.	UNRESOLVED SEC STAFF COMMENTS	19
ITEM	2.	PROPERTIES	19
ITEM	3.	LEGAL PROCEEDINGS	19
ITEM	4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

PART II			20

ITEM	5.	MARKET FOR REGISTRANT?S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20
ITEM	6.	SELECTED FINANCIAL DATA	23
ITEM	7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS	24
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	37
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE	61
ITEM	9A.	CONTROLS AND PROCEDURES	61
ITEM	9B.	OTHER INFORMATION	63

PART III			64

ITEM	10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	64
ITEM	11.	EXECUTIVE COMPENSATION	67
ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT	72
ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS		76
ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES		77
PART IV			78
ITEM	15. EXHIBITS		78

SIGNATURES			84

SUPPLEMENTAL INFORMATION			85

ii

PART I

     This Annual Report on Form 10-K contains “forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's projected future results, future plans, objectives, goals, future conditions or events are also forward-looking statements. Actual results are inherently difficult to predict. Any such forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control.

     Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

·	the Company’s critical need for additional cash to sustain existing operations and meet existing obligations and capital requirements (the Company’s auditor’s opinion on our fiscal 2002, 2003, 2004, 2005 and 2006 financial statements contains a “going concern” qualification in which they express doubt about the Company’s ability to continue in business);

·	the ability to generate profitable operations from a large scale remediation project;

·	the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner.

·	the timing and award of contracts by the U.S. Department of Energy for the cleanup of waste sites administered by it;

·	the acceptance and implementation of the Company’s waste treatment technologies in the government and commercial sectors;

·	the Company’s ability to obtain and perform under other large technical support services projects;

·	developments in environmental legislation and regulation;

·	the ability of the Company to obtain future financing on favorable terms;

·	other circumstances affecting anticipated revenues and costs;

·	the expiration of the Company’s nationwide EPA permit in September 2001 (The Company believes that the permit may be renewed subject to providing additional information. The Company has not resubmitted information for a new permit); and

·	the ability of the Company to replicate on a large scale, economically viable basis, the results of its technology test results.

     These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

ITEM 1.

BUSINESS

GENERAL

     Commodore Applied Technologies, Inc. (the "Company") is an environmental solutions company offering a range of environmental and technical services to the public and private sectors related to (i) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste and (ii) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing our Solvated Electron Technology (“SET™”).

     The Company’s corporate mission is to serve the environmental remediation market from its primary operating center to profitably provide government and industry with environmental and remediation solutions to legacy waste environmental problems. Our strategy focuses the Company on the unique and high profit niches of hazardous materials conversion and waste remediation.

     The Company was incorporated in Delaware in March 1996. As used in this Annual Report, and except as the context otherwise requires, the "Company" means Commodore Applied Technologies, Inc. and its subsidiaries, including Commodore Solutions, Inc., Government Environmental Technologies, Inc., and Commodore Advanced Sciences, Inc. The Company's principal executive offices are located at 507 Knight Street, Suite B, Richland, Washington 99352, and its telephone number at that address is (509) 943-2565.

SEGMENT INFORMATION

The Company currently has identified two operating segments. These two segments are as follows:

·	Commodore Advanced Sciences, Inc., which primarily provides various environmental and regulatory services to Government agencies on a fixed rate and lump sum basis; and

·	Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous wastes, principally the Company’s SET technology.

     Additional information regarding the business of each segment is set forth below, and the information in Note 16 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated into this Part I by reference.

COMMODORE ADVANCED SCIENCES, INC. - ENVIRONMENTAL MANAGEMENT

     The Company, through Commodore Advanced Sciences, Inc. (“Advanced Sciences”), provides specialized technical and project management products and services primarily to government-sector customers, including the Department of Energy (“DOE”) and the Department of Defense (“DOD”), and also to private-sector domestic industrial customers. Advanced Sciences engages in all aspects of environmental regulation and compliance, as well as access to leading technologies and innovative skills related to the identification, investigation, remediation and management of hazardous, mixed and radiological waste sites. Advanced Sciences currently operates a network of three offices located in three states, with its principal executive offices located in Richland, Washington.

Services

     Environmental Services Advanced Sciences is a nationwide firm specializing in environmental characterization, regulatory compliance technical support and waste management. Advanced Sciences qualifies as a small business under seven NAICS codes. This subsidiary employs approximately 30 professionals who are expert in providing environmental sample collection, transportation, and analyses, meeting rigorous quality assurance requirements while performing in accord with equally rigorous personnel health and safety requirements.

Advanced Sciences’ history of program management and technical services include:

  Environmental Site Restoration Planning
  Preliminary Assessments/Site Investigations
  Environmental Audits & Assessments
  Underground-Storage-Tank Site Investigation
  D & D Planning & Implementation Support
  Waste Minimization
  Health & Safety Oversight & Planning
  Biological Sampling and Characterization

- Environmental Impact Assessments & Statements & Remediation

- Structural Engineering Analysis	- Remedial Investigations/Feasibility Studies
- Deconstruction Planning	- Environmental Pollution Control
- Regulatory Compliance	- Hazardous, Radioactive, Toxic & Mixed-Waste

- Federal & State Agency Coordination Management Including Treatment

- Public Involvement Support

- Hazardous Waste Site Remediation

     The two most significant clients Advanced Sciences has had over the past 10 years have been the DOD and the DOE, while also providing services to private industry. Advanced Sciences’ largest office provides environmental characterization and management, building decontamination and decommissioning (“D&D”), environmental protection, remediation, restoration, safety & health, and environmental regulatory compliance for the Department of Energy’s Oak Ridge Complex.

     In addition to the Oak Ridge Complex in Tennessee, the Company has performed environmental monitoring and remediation services at Rocky Flats in Colorado, Los Alamos in New Mexico, Chatfield Basin in Colorado and other significant sites, predominantly nuclear energy sites run by the DOD or DOE.

     Remediation Services Having already established a market position in the consulting and front-end analysis phase, Advanced Sciences plans to follow market demand into remediation services. After an environmental problem is identified, Advanced Sciences offers alternative remediation approaches that may involve providing on-site waste containment or management of on-site/off-site remediation and waste removal. Advanced Sciences can also redesign its customers' ongoing production processes and develop technical specifications to minimize or eliminate the generation of hazardous waste. The Company believes that Advanced Sciences' integration of environmental skills, plus its access to innovative technologies, provide Advanced Sciences with a competitive advantage in redesigning production processes.

     Technical Services New technologies play a critical role in both the remediation of existing waste sites and in the reduction of waste generated by ongoing production processes. Advanced Sciences has access to the SET technology and all its derivatives. Additionally, Advanced Sciences has access to the Supported Liquid Membrane (“SLiM™”) technology held by Commodore Separation Technologies, Inc. (“Separation”). This technology has the ability to selectively extract heavy metals and radioactive nuclides from liquids and gasses. The SLiM technology is held in an 85% owned subsidiary of Commodore Environmental Services, which owns 4.95 % of the Company. Advanced Sciences has at its disposal, on a per project basis, what it believes are among the most qualified professionals in the environmental consulting business. Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the DOE and the DOD, and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission. To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

Contracts

     EDAM Advanced Sciences was awarded an Environmental Data Acquisition and Management contract (“EDAM”) by Bechtel Jacobs Company LLC of Oak Ridge, TN (“BJC”) in September 2004. During 2004 , 2005 and most of 2006, Advanced Sciences was the lead small business member of the Commodore Advanced Sciences Team (“CAST”), which also includes team members Science Applications International, Inc. (“SAIC”), and RCS Corporation (“RCS”).

     CAST performed and managed the EDAM contract through its renewal in August 2006, when Advanced Sciences alone was awarded the full contract of reduced services, with BJC self-performing most tasks previously subcontracted to SAIC as part of the original contract. RCS continues as a teaming partner and subcontractor. BJC also assumed management and invoicing for 13 analytical laboratories that were subcontracted through Advanced Sciences. Analytical laboratory costs, although included as revenue of Advances Sciences, were a zero-margin pass-through activity as a condition to the EDAM contract in place for 2005 and most of 2006. As a result, gross contract revenues decreased in 2006, as well as for the balance of the contract period; however, Advanced Sciences expects better profit margin percentages because the pass-through subcontract to SAIC was a very low margin activity for Advanced Sciences. This program is continuously monitored and audited for safety, quality, productivity, efficiency, and value to BJC and Department of Energy-Oak Ridge.

     Sampling activities under the EDAM contract include collection of multiple sample types from hundreds of monitoring locations and packaging and shipping of samples to appropriate analytical laboratories for analysis. Locations and environments include abandoned burial grounds and hazardous waste sites, fields and forests, streams, lakes, and ponds. Sampling tasks support a variety of ongoing monitoring programs, including the Water Resource Restoration Program (“WRRP”) to determine the effectiveness of remedial actions conducted under CERCLA and the ETTP Environmental Monitoring Program. Regulatory compliance data acquisition and management projects include Resource Conservation and Recovery Act (RCRA) and National Pollution Discharge Elimination System (NPDES) permit compliance, the Biological Monitoring and Abatement Program, and Stormwater Pollution Prevention Program (“SWPPP”) activities. All of these compliance sampling programs are closely monitored by regulators, stakeholders, BJC, and DOE-OR.

     The Company believes the EDAM contract may attract more DOE client groups than are contemplated in the base scope of the contract. The Company is seeking to extend its environmental monitoring service capabilities to other DOE sites, such as Portsmouth, OH and Paducah, KY. The EDAM contract, in which Advanced Sciences participates as a subcontractor, is for a total of approximately $29 million through September of 2008, of which Advanced Sciences’ portion is approximately $2.1 million and is reflected in the Company’s backlog.

     Energy Solutions Advanced Sciences was awarded a one-year contract from Duratek Federal Services, Inc. (now Energy Solutions) beginning in January 2005, which was renewed in January 2006 and 2007 for additional one-year periods, to perform environmental monitoring services at two engineered landfills on the Oak Ridge Reservation. Environmental monitoring services include sample collection, packaging and shipping to offsite analytical laboratories. Samples are collected from surface water, groundwater, and landfill leachate collection locations on storm event, weekly, monthly, and quarterly bases.

     Chatfield Watershed Authority Advanced Sciences is contracted annually to implement the Chatfield Water Quality Monitoring Program that involves sample and data collection, laboratory subcontract management, and data management for the entire Chatfield Basin watershed located southwest of Denver. The contract is ongoing through 2007 and has been renewed annually with Advanced Sciences since 1986.

     Tetra Tech Contract Advanced Sciences provides engineering support under Tetra Tech's general engineering support contract with BJC. BJC is responsible for environmental oversight of the U.S. DOE's Oak Ridge, TN site. Advanced Sciences provided 1 to 3 engineering personnel on a time and material basis to Tetra Tech on a contract basis. This contract expired March 31, 2007.

     WESKEM Advanced Sciences was awarded a one-year contract in March 2005 from WESKEM LLC., of Oak Ridge to support their sampling efforts with the Waste Disposition Services Project. The Sample Management Office (“SMO”) services required to meet the needs of this project are: (i) Assistance with the preparation of analytical statement of works (“SOW”), (ii) Maintenance of laboratory performance metrics, (iii) Procurement of best value laboratories, (iv) Performance of contract verification of data, and (v) Tracking of samples and sample residue. This contract expired in October 2006.

COMMODORE SOLUTION TECHNOLOGIES, INC. -DECONTAMINATION

     The Company, through Commodore Solutions, Inc. (“Solutions”), has developed and has commercialized its patented process known as SET. Based on the results of its extensive testing and commercial processing activities, the Company believes that SET is capable of effectively treating and decontaminating soils and other materials, including sludges, sediments, oils and other hydrocarbon liquids, metals, clothing and porous and non-porous structures and surfaces, by destroying PCBs, pesticides, dioxins, chlorinated substances and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. The Company also believes that, based on the results of additional tests, SET is capable of neutralizing substantially all known chemical weapons materials and warfare agents, explosives and concentrating certain radioactive wastes for more effective disposal.

     The Company believes that SET is the only patented, non-thermal, portable and scalable process that is currently available for treating and decontaminating soils, liquids and other materials containing PCBs, pesticides, dioxins, chemical weapons and warfare agents and other toxic contaminants.

SET Contracts

     The Company was awarded an Advanced Remediation Demonstration contract by the Department of Energy's Office of Environmental Management (DOE-EM) for the Company's technology for the separation of radioactive (surrogate) and RCRA heavy metals from sludges and other waste matrices.

     The DOE-EM awarded 12 contracts totaling $3.3 million, of which the Company’s demonstration was a part, to support the development of technologies that have the potential to reduce cleanup costs and increase the safety and efficiency of treating and disposing of various waste streams, including radioactive waste at such sites as Hanford, Idaho, Savannah River, and others.

     The Company’s Phase I contract was performed over a six month period, concluding in January 2007. Phase I activities included: laboratory/pilot-scale test results, developing a technical approach for demonstration, scale-up and implementation schedule, detailed system design, and a detailed cost estimate for implementation in Phase II. The results of Phase I are under review and Phase II of the contract is expected to be awarded in 2007.

The SET Technology

     The Company, its subsidiaries and predecessors have researched, developed, acquired, tested and proven the SET technology, including its processes and equipment, over several years.

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

     The SET technology, which is based upon solvated electron chemistry, mixes anhydrous liquid ammonia and/or other similar solvents with reactive metals and contaminated elements to effect the selective destruction or neutralization of organic compounds (such as PCBs, pesticides and dioxins). The Company has demonstrated that SET can achieve consistently high levels of contaminant destruction when working with PCBs, dioxins and pesticides. SET has treated soils containing up to 10,000 parts per millions (“ppm”) of contaminants, and oils containing up to 250,000 ppm, leaving residual soils and oils with contamination levels of less than one ppm. In addition, SET has been successfully applied to other PCB-contaminated surfaces such as concrete. The SET process can be used in conjunction with selected post-treatment processes such that no hazardous or toxic residues will result from the use of SET, nor will there be any toxic emissions into the air, water, soils or other surfaces. For example, most contaminated soils treated with SET can (subject, in some instances, to re-blending the soil with organic matter) be used subsequently for planting or for any other use for which non-contaminated soils are appropriate.

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

     Operational Characteristics Substantially all existing systems in use for the destruction of PCBs and other halogenated compounds involve incineration or other thermal processes, and either the permanent installation of highly complex and expensive incinerators and waste disposal equipment at the affected site, or the removal of contaminated materials to off-site facilities. The Company believes that SET represents an approach to resolving serious environmental remediation issues that does not create or entail the safety risks of air pollution and transportation of hazardous materials. The Company believes that SET is more effective than incineration and other destruction processes for toxic substances in that:

·	SET does not emit toxic fumes into the atmosphere, as is sometimes the case with thermal or incineration methods;

·	SET is portable and can be moved directly to the contaminated site, thereby reducing the risk of off-site contamination;

·	SET equipment can be customized and configured for various treatment applications;

·	SET's reaction time is substantially less than that of alternative processes, such as thermal destruction and other forms of chemical treatment;

·	SET equipment can be installed and operated inside industrial plant facilities to treat hazardous wastes “on-line” as a continuation of the manufacturing process;

·	SET, when used to treat soils, yields nitrogen-enriched soils that can be reused on-site, avoiding replacement and the post-treatment costs of off-site disposal; and

·	SET has been shown to neutralize or destroy all chemical weapons material and warfare agents in the United States stockpile, and Lewisite (the primary chemical weapons material and warfare agent of the former Soviet Union), in tests conducted by an independent, federally certified surety laboratory.

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

     EPA Nationwide Permit The Company has previously qualified for a permit from the EPA to enable it to treat PCBs within the United States on all non-Superfund sites. Most EPA permits granted to date for PCB destruction are solely for single-site incineration treatment centers. Commodore’s initial EPA Nationwide Permit was the first (and only) to be issued for nationwide use as a totally enclosed, non-thermal, chemical destruction process for PCB contaminated organic material. The permit authorized treatment of soils at contamination levels greater than 1,000 ppm PCBs, and also authorized treatment of miscellaneous metallic materials. The test results, confirmed by EPA’s contract program laboratory, indicated organics contaminated with PCBs exceeding 5,000 ppm, were treated to non-detect levels of PCBs. In addition to soil treatment, the Nationwide Permit allows the Company to treat PCB contaminated metallic surfaces and waste oils, as well as wastewater (the wastewater is treated by a non-SET process). The Company has also successfully demonstrated SET as a treatment process for organic materials contaminated with PCBs and radionuclides and has received a draft revised EPA permit for these matrices. This permit revision covers the destruction of PCBs in soils, waste oils, organic materials, water, and on metallic surfaces.

     Prior to securing a significant contract which utilizes the SET technology, the Company will be required to renew this permit, which expired in 2001. The renewal process may require the Company to provide additional information to the EPA at the time of renewal.

     Based on currently published lists of EPA national operating permits, the Company believes that it possesses the only non-thermal PCB treatment technology for multiple applications permitted under the EPA's Alternate Destruction Technology Program. The EPA's Alternative Destruction Technology Program is designed to encourage remediation technologies as an alternative to incineration. EPA regulations governing permitting have been in effect for more than 15 years, and according to the latest EPA published list of non-thermal destructive processes, only seven companies have met EPA's stringent requirements for commercial operation. Of these, only the Company has been permitted for the chemical destruction of such a wide range of PCB contaminated materials.

     Test Results The Company has performed treatability studies and actual commercial applications of the SET process that have resulted in successful treatment of over 120 regulated compounds. In more than 1,500 tests using SET, various high levels of contaminants, including PCBs, were reduced to levels approaching non-detectable with the destruction process occurring in a matter of minutes.

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

Discussions and selected test results are available at the Company’s website at www.commodore.com.

MARKETS AND CUSTOMERS

General

     The Company markets its services and technologies to governmental and industrial customers throughout the United States. The Company also plans to target customers in markets abroad, particularly in Eastern Europe and the Middle East. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's marketing groups. During the year ended December 31, 2006, sales of approximately 100% of the Company’s environmental management services were derived from contracts with federal, state and municipal government agencies. Contracts with governmental customers generally may be terminated at any time at the option of the customer. In 2006, two contracts with a single customer, BJC, accounted for approximately 90.2% of Advanced Sciences' revenues. In 2005, BJC accounted for approximately 98.5% of Advanced Sciences’ revenues. In 2004, the Company had three customers which accounted for 38%, 28%, and 9%, respectively of the Advanced Sciences’ revenues. The loss of Bechtel Jacobs as a customer would have a material adverse effect upon the Company.

Demand for our environmental technologies is anticipated to arise principally from the following sources:

·	Stricter legislation and regulations mandating new or increased levels of air and water pollution control and solid waste management; and

·	the need for alternative environmental treatment and disposal methods for toxic substances (such as the SET technology), which involve limited safety risks with respect to air pollution and transportation of hazardous materials and do not result in large volumes of residual waste that require further treatment prior to disposal.

Our business strategy is to expand our environmental technologies businesses by:

·	establishing additional collaborative joint working and marketing arrangements with established engineering and environmental service organizations to pursue commercial opportunities in the public and private sector;

·	diversifying the types of service and products offered to clients and potential new customers; and

·	implementing the SET technology in selected niche markets within certain strategic environmental market segments, such as government mixed waste remediation and chemical weapons demilitarization.

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

     As with any new technology or process, there has been initial resistance to the use of SET on a large scale, especially in connection with a strong vested interest on the part of the U.S. Military (based on substantial expenditures and commitments previously made) to use incineration for the destruction of chemical weapons. In addition, other prospective projects for the Company have already been committed to other forms of destruction technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, biological treatment, catalytic electrochemical oxidation and supercritical wet oxidation. The Company, and its collaborative partners, have been attempting to overcome such competition by introducing SET in smaller clean-up projects and through feasibility studies demonstrating its applicability to larger projects, such as the Initial Harrisburg Contract during the years 2000 and 2001, and the WCS Fixed Facility Processing Contract during the year 2001. The SET process provides a significant advantage by allowing the processed material to be disposed of as a non-mixed waste by destroying the hazardous component.

     It may also be anticipated that, over an extended period, the market for decontamination of hazardous materials will continue to decline as past environmental degradation is corrected, and as the private and public sectors limit further pollution through prohibitions on production and use of a broad range of hazardous materials and through the modification and improved efficiency of various manufacturing processes. The mixed waste market is one of the few areas that shows growth and has limited competition when compared to the general hazardous waste market. The Company believes the SET process brings a unique solution to the problem of remediating mixed waste.

Environmental Management

     Based on market data compiled by Advanced Sciences, the largest market for environmental services today within the United States is the U.S. Government. Government-wide spending levels for environmental services exceed $10 billion per year. The DOD and DOE are expected to account for approximately 66% of such expenditures and together expect to spend in excess of $200 billion for environmental work over the next twenty years. Advanced Sciences has a long-term record for providing environmental services to the U.S. Government with the DOD and DOE being its primary customers.

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

BACKLOG

     At December 31, 2006, total potential backlog for the Company was approximately $2.1 million as compared with approximately $9.8 million as of December 31, 2005. The total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. The Company estimates that all of the total backlog represents work that will be completed in the next 12 months. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

     Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were approximately $0, $5 thousand, and $9 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.

INTELLECTUAL PROPERTY

     The Company currently has sixteen (16) issued U.S. and foreign patents. The average life expectancy for the currently issued patents is 10.67 years. As patents are issued, the U.S. Patent and Trademark Office assigns the Company a twenty (20) year patent-life for each patent issued.

     The Company believes that its patent portfolio provides the Company the necessary “proprietary turf” in which it can market, distribute, and license the full range of the SET technology and all of its derivatives. Additionally, the Company’s strength of its patent portfolio may operate as an effective “barrier to entry” in several of the markets in which the Company is presently conducting business.

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

COMPETITION Decontamination

     The Company anticipates that the market for commercial private sector applications of SET will be hazardous and non-hazardous waste and industrial by-products treatment and disposal, in particular the more recalcitrant “mixed” wastes (wastes containing a radioactive element). Several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than the Company, compete with the Company in this market. The Company primarily competes in the hazardous waste treatment market in the U.S. The top ten competitors in this market account for over 70 percent of the revenues for this market sector. The dominant companies in this sector include companies with permitted waste treatment and disposal sites, including Energy Solutions, Pacific EcoSolution, and American Ecology, as well as other treatment companies such as PermaFix. The Company’s revenues for 2005 account for less than 1 percent of the dollar volume of the hazardous waste market. Any one or more of the Company's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by the Company. To the extent that the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, the Company's ability to compete effectively could be adversely affected.

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

Environmental Management

     In the hazardous waste management market, Advanced Sciences' competitors include such firms as Energy Solutions, Jacobs Engineering, Science Applications International Corp., CH2M Hill and CDM, all of whom have greater financial and other resources than the Company. In providing environmental impact assessment services, Commodore Advanced Sciences' principal competitors in this market sector include RSI, North Wind, Stoller, Weston Solutions, The Earth Technology Corp., Battelle, URS and Woodward-Clyde.

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

     RCRA was enacted in 1976 with the primary objective to protect human health and the environment and to conserve valuable material and energy resources. The most important aspect of RCRA is its establishment of “cradle-to-grave” management and tracking of hazardous waste, from generator to transporter, to treatment, storage, and disposal.

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

     The Company obtained a Nationwide Permit issued by the EPA under the Alternative Destruction Technology Program that allowed it to use SET on-site to treat PCB-contaminated soils and metallic surfaces, although the permit is currently expired. The Nationwide Permit contains numerous conditions for maintaining the Nationwide Permit and there can be no assurance that the Company will be able to comply with such conditions to maintain and/or secure renewal of the Nationwide Permit. In addition, if environmental legislation or regulations are amended, or are interpreted or enforced differently, the Company may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. Failure to obtain such permits or otherwise comply with such regulatory requirements could have a material adverse effect on the Company and its operations. Various revisions to the equipment and process parameters are being made to the existing permit. The Company believes that the revised permit will be issued pending the final site selection for the full or part-time operation of any SET system for the treatment of PCB wastes. The revised permit will require the Company to fund closure costs associated with the implementation of any SET system for the treatment of PCB wastes. The closure costs are calculated on a site-by-site basis and are funded accordingly by the Company.

EMPLOYEES

     As of December 31, 2006, the Company (including its direct subsidiaries) had a total of 29 full-time and 4 part-time employees, of which approximately 27 are engineers, scientists, environmental technicians and other professionals. None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.

     All 27 persons on the technical staff are extensively trained in proper procedures for handling waste materials and environmental media. Advanced Sciences’ technical staff have more than 500 years of combined experience performing environmental and waste sampling tasks. Ten of our personnel hold DOE security clearances.

All Advanced Sciences’ sampling personnel maintain currency in the following minimum training requirements:

·	OSHA 40-hour Hazardous Waste Operations and Emergency Response (“HAZWOPER”)

·	OSHA 8-hr Annual HAZWOPER Refresher

·	OSHA HAZWOPER Supervisor

·	Hazard Communication (“HAZCOM”)/Hazardous Materials Information System (“HMIS”) training

·	Radiation Worker II

·	First Aid/CPR

·	Annual Medical Monitoring

·	Respirator Fit Testing

·	General Safety

·	Hazardous Energy Control (Lockout/Tagout)

·	Work Control Process

·	Excavation/Penetration Permit

·	Construction Equipment Inspection & Maintenance Program

·	Hotwork (welding safety)

·	Confined Space Program

·	Asbestos and Other Fibrous Materials

·	Chronic Berylium Disease Prevention

·	IATA Dangerous Good Awareness Certificate

·	Workplace Substance Abuse Prevention Program participation

OTHER INFORMATION

     See Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information regarding revenue from customers, a measure of profit or loss and total assets for each of the Company’s segments for the last 3 fiscal years.

     The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The reports of our independent registered public accounting firms on our fiscal 2004, 2005 and 2006 consolidated financial statements contain a “going concern” qualification in which they express substantial doubt about our ability to continue in business.

ITEM 1A. RISK FACTORS

     Investing in our securities involves a material degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth below as well as other information we include or incorporate by reference in this annual report and the additional information in the other reports we file with the U.S. Securities and Exchange Commission (“SEC”).

Credit and Business Risks

The documents governing our indebtedness restrict our ability and the ability of our subsidiaries to engage in some business transactions.

     We have entered into a loan arrangement with the Shaar Fund, Ltd. that is collateralized by essentially all the assets of the Company that are not related to the receivable line of credit facility with Commerce Funding Corporation (the “New Shaar Note”). The New Shaar Note is used to fund working capital and general corporate requirements. As of December 31, 2006 and 2005, the outstanding balance was approximately $6.5 million and $5.4 million respectively. The agreements governing the Shaar Loan restrict our ability and the ability of our subsidiaries to, among other things, engage in the following actions:

·	declare or pay dividends on and redeem or repurchase capital stock;

·	transfer assets or make loans between us and some of our subsidiaries;

·	make material changes in the nature or conduct of our business;

·	merge or consolidate with, acquire substantially all of the stock or assets of any other companies; and

·	transfer or sell assets.

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

We have liquidity problems and are uncertain of our continued access to loans.

     Our current monthly operating expenses exceed cash revenues by approximately $110 thousand. Currently, this cash shortfall is being covered by loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. may discontinue these loans at any time and for any reason. If that happened, we would not be able to meet our current obligations and would be unable to continue operations unless alternative funding was obtained.

     In addition, we owe approximately $654 thousand in loans that are currently due or are payable on demand. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

     If we are able to obtain financing to cover these obligations, it probably would involve additional dilution to shareholders or additional financial risk to the Company.

Our ability to operate as a going concern is in doubt

     The reports of our independent registered public accounting firms on our fiscal 2006, 2005 and 2004 consolidated financial statements contains a “going concern” qualification in which they express substantial doubt about our ability to continue in business.

     As shown in the consolidated financial statements for the years ended December 31, 2006, 2005, and 2004, the Company incurred losses before deemed dividends and dividends to preferred stockholders of approximately $1.8 million, $2.7 million and $2.4 million, respectively. The Company has also experienced net cash outflows from operating activities of approximately $596 thousand, $1.3 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005 the Company had working capital deficit of approximately $5.7 million and $4.6 million, respectively.

Our losses have resulted from a combination of:

·	costs associated with expansion of our environmental management services business;

·	significant costs associated with our commercialization activities;

·	financing and interest expenses;

·	inadequate revenues due to significant delays in our obtaining material project contracts from potential governmental and private-sector customers; and

·	general and administrative expenses.

     Until we are able to obtain additional significant environmental services contracts, or one or more large projects for our SET technology, we will continue to experience losses.

Our business strategy depends on business collaborations.

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

     Accounting for a contract requires judgment relative to assessing the contract’s estimated risks, revenue, and costs, and on making judgments on other technical issues. Due to the size and nature of several of our contracts, the estimation of overall risks, revenue and costs at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances, or estimates may also adversely affect future period financial performance.

We may continue to encounter difficulties in pursuing our growth objectives.

     Although the Department of Energy has indicated that a number of new contracts will be awarded in 2007 and 2008, governmental awards are frequently delayed. Additionally, we cannot predict whether we will be successful in obtaining new federal services business awards. In some instances, we may choose to bid as the lead of a prime contractor team. In the past, we have operated mainly as a subcontractor or in a minority position on the prime contractor team. We expect to be bidding against organizations that have substantially greater resources and experience in being the leading prime contractor or sub-contractor for these kinds of projects.

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

     Our government contracts, which are primarily with the DOE and DOD, are, and are expected to continue to be, a significant part of our business. Allowable costs under cost reimbursement government contracts are subject to audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with Federal government regulations, we could be required to reimburse the U.S. government for amounts previously received. In addition, if we were to lose and not replace our revenues generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations, and cash flows could be adversely affected.

     We derived approximately 100% of our consolidated revenues in 2006 and 2005 from contracts funded by the DOE. The work that we performed for customers that represented greater than 10% of the Company’s segment revenues were with a prime contractor, Bechtel Jacobs Engineering. These contracts with Bechtel Jacobs were not, and are not, cost reimbursement contracts and therefore are not subject to the reimbursable cost audits.

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

     We perform projects jointly with outside partners, entering into subcontracts, joint ventures, and other contractual arrangements so that we can jointly bid and perform on particular projects. Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation, and reduced profit or loss on the project.

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

     We are also highly dependent upon the technical expertise and management experience of our senior management. The loss of the services of any of these individuals could have a material adverse effect on our results of operations and financial condition. Senior management is not subject to employment agreements. There are no “key man” life insurance policies on any members of senior management or any other personnel.

Other Risks

Certain anti-takeover provisions and potential adverse effect on market price of securities from issuance of preferred stock may limit the ability of security holders to dispose of their shares if the anti-takeover provisions were enacted.

     The Company's certificate of incorporation, as amended (the "Certificate of Incorporation"), and by-laws (the "By-laws") contain certain provisions that could have the effect of delaying or preventing a change of control of the Company, which could limit the ability of security holders to dispose of their shares in such transactions. The Certificate of Incorporation authorizes the Board of Directors to issue one or more series of preferred stock without stockholder approval. Such preferred stock could have voting and conversion rights that adversely affect the voting power of the holders of convertible preferred stock or common stock, or could result in one or more classes of outstanding securities that would have dividend, liquidation or other rights superior to those of the convertible preferred stock or common stock. Issuance of such preferred stock may have an adverse effect on the then prevailing market price of the convertible preferred stock or common stock. Additionally, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware general corporate law (“DGCL”), which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Section 203 of the DGCL could have the effect of delaying or preventing a change of control of the Company.

Our charter contains authorized, unissued preferred stock that may inhibit a change of control of our company under circumstances that could give shareholders an opportunity to realize a premium over prevailing market prices of our securities.

     Our Certificate of Incorporation and By-Laws contain provisions that could make it more difficult for a third party to acquire the company under circumstances that could give stockholders an opportunity to realize a premium over then-prevailing market prices of our securities. Our Certificate of Incorporation authorizes our Board of Directors to issue preferred stock without stockholder approval and upon terms as it may determine. The rights of holders of our common stock are subject to, and may be adversely affected by, the rights of future holders of preferred stock. In addition, our by-laws require stockholders to provide advance notice to nominate candidates for election as directors and to submit proposals for consideration at stockholder meetings. Section 203 of the Delaware General Corporation Law makes it more difficult for an “interested stockholder” (generally a 15% stockholder) to effect various business combinations with a corporation for a three-year period after the stockholder becomes an “interested stockholder.” In general, these provisions may discourage a third party from attempting to acquire our company and, therefore, may inhibit a change of control of our company

The value of our common stock could continue to be volatile.

     Our common stock has experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

·	quarter-to-quarter variations in our financial results, including revenue, profits, and other measures of financial performance or financial condition;

·	ability to continue to finance any shortfalls in cash flows which currently average approximately $110 thousand per month:

·	conversion of our convertible debt and preferred stock instruments into the Company’s common stock will be dilutive;

·	announcements of new contracts or technological development;

·	announcements by us or our competitors of significant acquisitions;

·	status of our collaborative arrangements or those of competitors;

·	changes in investors’ and analysts’ perceptions of our business or any of our competitors’ businesses;

·	investors’ and analysts’ assessments of reports prepared or conclusions reached by third parties;

·	changes in environmental legislation;

·	patent or proprietary rights developments;

·	broader market fluctuations; and

·	general economic or political conditions.

     Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options, the value of which are dependent on the performance of our stock price.

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

     Our quarterly revenue, expenses, and operating results may fluctuate significantly because of a number of factors, including:

·	unanticipated changes in contract performance that may affect profitability, particularly with contracts that have funding limits;

·	the timing of resolutions on Requests for Equitable Adjustments (“REAs”), and other contract adjustments;

·	the seasonality of the spending cycle of our public sector clients, notably the Federal government, and the spending patterns of our commercial sector clients;

·	employee staff levels and utilization rates;

·	the ability of our clients to terminate engagements without penalties;

·	delays incurred in connection with an engagement;

·	the size and scope of engagements;

·	changes in the prices of services offered by our competitors;

·	changes in accounting rules; and

·	general economic or political conditions.

     Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.

Potential exercises of convertible instruments, warrants and options may adversely affect the market price of securities due to future sales of common stock

     Assuming the conversion of all securities convertible into common stock, the payment of all interest and dividends with common stock, and the exercise of all warrants and options to purchase common stock without limitation, the Company would have 77,880,533 shares of common stock outstanding as of December 31, 2006. Of such shares, 8,413,749 shares of common stock would be freely tradable without restriction or further registration under the Securities Act, subject, if purchased by “affiliates” of the Company, to the volume and certain other limitations of Rule 144 promulgated under the Securities Act. The remaining 69,466,784 shares of common stock would be “restricted securities” as defined in Rule 144 promulgated under the Securities Act, and could only be sold in the public market if such shares were registered under the Securities Act or sold in accordance with Rule 144 or another exemption from registration under the Securities Act. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares of common stock issued upon the conversion of the convertible preferred stock and the exercise of outstanding warrants and stock options), or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. If such sales reduce the market price of the common stock, the Company’s ability to raise additional capital in the equity markets could be adversely affected.

The conversion of the convertible note, the conversion of the Series J Preferred shares into common stock and the payment of interest and dividends in the form of common stock are subject to limitation, such that no conversion or payment in the form of stock can be made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock. When compared to the shares outstanding at March 31, 2007, of the 63,953,429 common shares issuable upon conversion or payment of these instruments, the holder would be able to convert or receive a total of 420,860 shares under this limitation.

Future sales of our common stock may have a depressive effect on the market price of our stock

     Sales of substantial amounts of our common stock, or the perception that those sales could occur, could adversely affect prevailing market prices for our common stock. On a fully-diluted basis (not including the shares of our common stock underlying any of our outstanding convertible preferred stock or the conversion feature of the New Shaar Note) and the interest and dividends payable with cash or stock associated with these convertible securities, approximately 13,927,104 shares of our common stock would be outstanding as of March 31, 2007. Of such shares, 8,413,749 shares would be freely tradable without restriction or further registration under the Securities Act, except to the extent those shares are held by our “affiliates.” The remaining 5,513,355 shares would be “restricted securities” as defined in Rule 144 promulgated under the Securities Act, and may only be sold in the public market if those shares are registered under the Securities Act of 1933, as amended, or sold in accordance with Rule 144 or another exemption from registration.

Our stock price could decline due to sales of shares issued upon conversion of the Series J Convertible Preferred Stock or the New Shaar Note or by short sales.

     To the extent the Series J convertible preferred stock and/or the balance of the New Shaar Note are converted into shares of our common stock, or dividends in respect of those securities are paid in shares of our common stock rather than cash, a significant number of additional shares of common stock may be sold into the market, which could decrease the price of our common stock due to additional supply of shares relative to demand in the market. In that case, we could be required to issue an increasingly greater number of shares of our common stock upon future conversions of Series J convertible preferred stock and /or the exercise of the conversion feature on the New Shaar Note, sales of which could further depress the price of our common stock and have a material adverse effect on the value of a shareholder’s investment. Moreover, since the conversion prices of the Series J convertible preferred stock and the conversion feature on the New Shaar Note will be based on the average of the closing prices of our common stock over a period of ten trading days prior to conversion, but in no case greater than $0.50 per share or less than $0.05 per share, the conversion prices could be less than the actual market price of our common stock on the date of conversion.

     The conversion of the Series J Convertible Preferred Stock into common stock and the payment of dividends in the form of common stock is subject to limitation, such that no conversion or payment in the form of stock can be made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.

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

     No corporation actions requiring stockholder approval can take place without the approval of our controlling stockholders. The executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 47.5 percent of our voting stock. These stockholders acting together or with others would be able to decide or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction would be beneficial to our other stockholders.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2.

PROPERTIES.

     The Company’s principal executive offices are located in Richland, Washington. Advanced Science leases approximately 3,750 square feet of space for rental payments in the amount of $3,500 per month under a yearly lease.

     In addition to the Richland, Washington facilities, Advanced Sciences has leased approximately 20,000 square feet of space on five acres in Oak Ridge, TN for its administrative functions, on a three year lease, for a rental payment in the amount of $6,667 per month.

     Advanced Sciences also leases approximately 475 square feet of office space in Broomfield, Colorado with an average rental payment of $555 per month over the term of the lease.

     The Company has leased approximately 1,600 square feet of space in Alexandria, Virginia from Dr. Shelby T. Brewer, a director and executive officer of the Company, on a month-to-month basis, for a rental payment in the amount of $1,700 per month.

     The Company leases approximately 400 square feet of laboratory, office and storage space at Kirtland Air Force Base in Albuquerque, New Mexico for rental payments in the amount of $826 per month, pursuant to a month-to-month lease arrangement.

     The Company leases approximately 1000 square feet of exterior uncovered storage space for the Company’s industrial and waste processing equipment in Hobbs, New Mexico for rental payments in the amount of $527 per month, pursuant to a month-to-month lease arrangement.

     The Company leases approximately 500 square feet of storage for raw materials to be used in the Company’s waste processing equipment in Mobile, Alabama for rental payments in the amount of $172 per month, pursuant to a month-to-month lease arrangement

     The Company leases approximately 500 square feet of office space located in Newport, Rhode Island for a rental payment in the amount of $500 per month, pursuant to a month-to-month lease arrangement.

     The Company believes that the foregoing properties will satisfy the business and operational needs of the Company and its subsidiaries in the present and in the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

Indemnification Matters

     The Company, along with several other entities, in a prior year guaranteed a performance bond of Separation relating to a contract with the Port of Baltimore. The Company was notified on June 28, 2000 that the performance bond was being called. It is not known, at this time, the amount, if any, the Company’s share of any potential liability would be. There has been no communication with the bond issuer or the Port of Baltimore since 2000, and the matter may no longer be an open issue.

     As of April 17, 2007, no litigation or claim has been filed against the Company, or any of the Company’s subsidiaries with respect to this indemnification issue. No amount has been recorded in the financial statements as the Company is unable to determine a loss amount, if any, on the issue of indemnification.

Incidental Matters

     The Company and its subsidiaries are involved in ordinary, routine litigation incidental to the conduct of their business. Management believes that none of this litigation, individually or in the aggregate, is material to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     Shares of the Company’s common stock are quoted on the Over The Counter Bulletin Board of the National Association of Securities Dealers, Inc. (the “OTC Bulletin Board or OTCBB”) under the symbol CXIA.

     On August 29, 2005, at the close of business, the Company effectuated a previously approved reverse stock split with the established ratio of 1 for 20. Applied common stock began trading on a reverse-split basis on August 30, 2005. As a result of the reverse stock split, every 20 shares of Applied common stock were combined into one share of Applied common stock. As a result of the reverse stock split, the issued and outstanding shares of Applied common stock were reduced from approximately 156 million shares to approximately 7.8 million shares. The number of authorized shares is not reduced. All stock quotes in the table below have been adjusted for the 1 for 20 reverse split.

     The following table sets forth, for the fiscal periods shown, the high and low sale prices (rounded to the nearest cent) for the Company’s common stock as reported on the OTCBB.

Stock price by quarter	High		Low

Fiscal year ended December 31, 2006
First Quarter		$0.30		$0.15
Second Quarter		0.26		0.13
Third Quarter		0.17		0.09
Fourth Quarter		0.26		0.13
Fiscal year ended December 31, 2005
First Quarter		$0.34		$0.12
Second Quarter		0.21		0.10
Third Quarter		0.30		0.12
Fourth Quarter		0.27		0.09

Holders of Record

     As of December 31, 2006 there were 282 shareholders of record of our common stock and approximately 3100 additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

Exchange Agreement of Series E Preferred Stock and Series F Preferred Stock

     On April 12, 2005, the Company authorized the issuance of 550,000 shares of Series I Convertible Preferred Stock (“Series I Preferred”), par value $0.001 per share, each such share of Series I Preferred having a stated value of $10.00 per share. These preferred shares are convertible into common stock at the rate of the average closing price of the Company’s common stock for the previous ten trading days, and the conversion rate is not to exceed $0.57 per share. Cumulative dividends accrue at ten percent, and will be payable quarterly beginning February 2006. The Company has reserved 3,750,000 shares of common stock for the potential conversion of the Series I Convertible Preferred Stock into common stock.

     Also on April 12, 2005, a Series E and F preferred stockholder, Shaar Funding agreed to exchange all of their Series E and F preferred stock and all accrued and unpaid dividends thereon, for 395,302 shares of Series I Convertible Preferred Stock. Effective October 1, 2005, 388,302 shares of Series I Preferred were exchanged for 388,302 shares of Series J Preferred. The preferred stockholder has 0 shares of Series I preferred stock at December 31, 2006.

Exchange Agreement of Series I Preferred Stock for Series J Preferred Stock

     Effective October 1, 2005, the Company authorized the issuance of 550,000 shares of Series J Convertible Preferred Stock (“Series J Preferred”), par value $0.001 per share, each such share of Series J Preferred having a stated value of $10.00 per share. These preferred shares are convertible into common stock at the rate of the average closing price of the Company’s common stock for the previous ten trading days, and the conversion rate no less than $0.05 and no more than $0.50 per share. Cumulative dividends accrue at ten percent, and were payable quarterly beginning February 2006. The Company has reserved 40,000,000 shares of common stock for the potential conversion of the Series J Convertible Preferred Stock and the Amended and Restated Shaar Note into common stock.

     Also, effective October 1, 2005, a Series I Preferred stockholder agreed to exchange 388,302 shares of their Series I Preferred, excluding all accrued and unpaid dividends thereon, for 388,302 shares of Series J Preferred. The preferred stockholder has 388,302 shares of Series J Preferred at December 31, 2006.

Series H Preferred Stock

     The holders of the Company’s Series H Convertible Preferred Stock, par value ($0.001) per share (the “Series H Preferred”), are entitled to a dividend rate of 3%. Through December 31, 2006, the Company had not paid cash dividends and the Company has accrued approximately $105 thousand in unpaid dividends. The Company has the option to pay the dividends accrued in all periods in additional shares of Series H Preferred.

Series I Preferred Stock

     The holders of the Company’s Series I Convertible Preferred Stock, par value ($0.001) per share (the “Series I Preferred”), are entitled to a dividend of 10%. Through December 31, 2006, the Company has accrued approximately $184 thousand in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after March 31, 2006 in the Company’s common stock rather than cash. During 2006 the Company has not paid any of the accrued dividends on all of the converted Series I Preferred shares to date. The payment of dividends in the form of common stock is subject to limitation, such that no payment in the form of stock can be made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.

Series J Preferred Stock

     The holders of the Company’s Series J Convertible Preferred Stock, par value ($0.001) per share (the “Series J Preferred”), are entitled to a dividend of 10%. Through December 31, 2006, the Company has accrued approximately $485 thousand in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after March 31, 2006 in the Company’s common stock rather than cash. During 2006, no shares of the Company’s Series J Preferred Stock were converted. The conversion of the Series J Preferred shares into common stock and the payment of dividends in the form of common stock are subject to limitation, such that no conversion or payment in the form of stock can be made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.

Common Stock

     The Company has never paid cash dividends on its common stock. Any future determination by the Board of Directors of the Company with respect to the payment of cash dividends on the common stock of the Company will depend on the ability of the Company to service its outstanding indebtedness, the Company’s future earnings, capital requirements, the financial condition of the Company and such other factors as the Company's Board of Directors may consider. The Company currently intends to retain its earnings, if any, to finance the growth and development of its business, to repay outstanding indebtedness and does not anticipate paying cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

     The Company did not issue any shares or options to purchase shares of the Company’s common stock under the 1998 Stock Option Plan during 2006, 2005 or 2004. The Company issued 200,000 warrants to purchase shares of the Company’s common stock during 2005. At December 31, 2006, after removing forfeited options and expired warrants, the Company had the following options outstanding and available for issuance:

	Number of securities to be	Weighted average exercise
	issued upon exercise of	price of outstanding	Number of securities
	outstanding options,	options, warrants and	remaining available for
	warrants and rights	rights	future issuance
Plan Category	(a)	(b)	(c)

Equity compensation plans approved
by security holders	456,404	$1.61	265,384

Equity compensation plans not
approved by security holders	5,474,358	$0.57	-

Total	5,930,762	$0.65	265,384

Repurchase of Securities

     During 2006, neither the Company nor any of its affiliates repurchased common shares of the Company registered under Section R of the Exchange Act.

Issuance of Common Stock Subsequent to December 31, 2006

None.

Recent Sales of Unregistered Securities

     On September 5, 2006, the Company issued 220,000 shares of common stock to Aurelius Consulting Group, Inc. / RedChip Companies (“Aurelius”) in partial consideration for the first six months of an agreement for Aurelius to provide investor relations services. The Company recorded investor relations expense of approximately $28 thousand in the quarter ended December 31, 2006, the value of the shares issued at the average market price of $0.13 on the date of issue.

     On March 5, 2007, the Company issued 120,000 shares of common stock to Aurelius in additional consideration for the second six months of investor relations services to be provided under the agreement. The Company recorded investor relations expense of approximately $23 thousand in the quarter ended March 31, 2007, the value of the shares issued at the average market price of $0.19 on the date of issue.

ITEM 6.

SELECTED FINANCIAL DATA.

     The following table presents selected financial data of the Company, as of December 31, 2006, 2005, 2004, 2003 and 2002 and for the years then ended. The following selected historical data is derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

Consolidated Statement of Operations Data: (in thousands, except per share data)
	2006	2005	2004	2003	2002

Revenue:

Contract revenues	$ 7,254	$10,275	$ 738	$ 660	$ 3,710
Cost of sales:
Cost of revenues	7,153	9,132	919	811	2,108
Research and development	-	5	9	70	297
General and administrative	1,431	2,072	1,674	1,700	1,792
Depreciation and amortization	25	54	136	267	314

Loss from operations	(1,355)	(988)	(2,000)	(2,188)	(801)

Interest expense	(659)	(1,183)	(404)	(769)	(104)

Derivative loss	-	(543)	-	-	-
Other Income	165	-	-	-	-

Loss from continuing operations	(1,849)	(2,714)	(2,404)	(2,957)	(905)

Loss on disposal of discontinued operations	-	-	-	-	(4,134)

Loss from discontinued operations	-	-	-	-	(933)

Net loss	(1,849)	(2,714)	(2,404)	(2,957)	(5,972)

Deemed dividends and dividends accrued to
preferred stockholders	(412)	(4,067)	(291)	(374)	(528)

Net loss applicable to common shareholders	$ (2,261)	$ (6,781)	$ (2,695)	$ (3,331)	$ (6,500)

Net loss per share - basic and diluted	$(0.29)	$(0.93)	$(0.43)	$(0.72)	$(2.25)

Weighted average number of shares (000's)
basic and diluted	7,847	7,309	6,334	4,602	2,889

Consolidated Balance Sheet Data: (in thousands)
	2006	2005	2004	2003	2002

Cash and cash equivalents	$ 127	$65	$15	$-	$59
Total assets	1,243	2,474	369	246	736
Long term debt	6,509	5,426	3,034	1,575	431
Total liabilities	13,340	12,338	9,697	6,898	5,025
Stockholders' deficit	(12,097)	(9,864)	(9,328)	(6,652)	(4,289)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

     The Company is engaged in providing a range of environmental and technical services to the public and private sectors related to (i) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste; and (ii) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing SET.

     Through Advanced Sciences, formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, the Company has contracts with various government agencies and private companies in the U.S. As some government contracts are funded in one-year increments, there is a possibility for cutbacks as these contracts constitute a major portion of Advanced Sciences’ revenues, and such a reduction would materially affect operations. However, management believes Advanced Sciences’ existing client relationships will allow the Company to obtain new contracts in the future. The Company has access to technologies related to the separation and destruction of mixed waste, polychlorinated biphenyls (“PCBs”) and chlorofluorocarbons (“CFCs”). The Company is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures.

     The Company has identified two reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131. These two segments are as follows: Commodore Advanced Sciences, Inc., which primarily provides various environmental sampling, analysis and data management services to Government agencies on a lump sum and fixed cost basis; and Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste.

     The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company’s current monthly operating expenses exceed cash revenues by approximately $110 thousand. Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes approximately $654 thousand in loans that are currently due or are payable on demand. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

     The reports of our independent registered public accounting firms on our fiscal 2004, 2005 and 2006 consolidated financial statements contain a “going concern” qualification in which they express substantial doubt about our ability to continue in business. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

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

Reserves for Doubtful Accounts

     Management estimates the amount of required reserves for potential uncollectible accounts receivable based upon the customer’s financial condition, age of the customer’s receivables, changes in payment histories, and consideration of other relevant factors. Because the reserve for doubtful accounts is an estimate of events that have not yet occurred, we could incur additional charges or benefits in the future to reflect differences between estimated and actual collections.

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

Revenue Recognition

     Substantially all the Company’s current revenues consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for unit prices. Revenue under unit price contracts are recorded when the services are provided.

     Most of the Company’s historical contracts provided for reimbursement of costs plus fixed fees. Direct and indirect contract costs incurred in reimbursement plus cost contracts are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and has established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited the Company’s contracts through 1999. An allowance for potential disallowances is recorded as a reduction in revenue based upon the portion of billed and unbilled receivables that management believes may be disallowed upon audit by the DCAA.

RESULTS OF OPERATIONS

Year ended December 31, 2006 compared to Year ended December 31, 2005

     Revenues were approximately $7.3 million for the year ended December 31, 2006, compared to approximately $10.3 million for the year ended December 31, 2005. The decrease in revenues is due to the decreases in revenue contribution by Advanced Sciences as certain contracts were closed out during the year.

     In the case of Advanced Sciences, revenues were approximately $7.3 million for the year ended December 31, 2006, compared to approximately $10.2 million for the year ended December 31, 2005. Revenues in 2006 were primarily from engineering and scientific services performed for the United States government under two contracts similar to those in place in 2005. Advanced Sciences had one major customer in 2006, which represents more than 10% of annual revenue. Revenue from this customer was approximately $6.5 million or 90% of the Company’s total 2006 revenue. The decrease in revenues at Advanced Sciences is primarily the result of the revision of the EDAM contract at a lower total amount, due to BJC performing more self-assessment tasks and the removal of management of laboratory activities from the contract. This modification to the contract upon renewal results in less pass-through revenues to the Company subcontractors which are at low or no margin. Cost of sales decreased from approximately $9.1 million for 2005 to approximately $7.2 million for 2006. A decrease in cost of sales at Advanced Sciences was the result of decreased revenues due to the completion of the original EDAM contract. The Company’s backlog at December 31, 2006 totals approximately $2.1 million, all of which represents work to be completed during calendar year 2007. This compares to a backlog of approximately $9.8 million at December 31, 2005, not all of which was performed during calendar year 2006. Revenues and associated expenses in relation to the EDAM contract are expected to be lower for calendar 2007 when compared to 2006 as a result of the reduced backlog at the beginning of 2007.

     Contracts of the Company may be subjected to audit by the DCAA. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. Subsequent to the end of the period, on January 25, 2007, the Company received a letter from the Department of Energy regarding a DCAA audit of a single contract of Commodore Applied Technologies for the period January 1995 through December 1999. The DCAA asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during the period under audit. The Company has recorded a liability totaling approximately $376 thousand (included in other accrued liabilities for the years ended December 31, 2006 and 2005) as a reserve to settle any claims, including related legal fees and professional fees, that may be incurred related to this issue. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends.

     In the case of Solution, there were no revenues for the year ended December 31, 2006 as compared with approximately $86 thousand for the year ended December 31, 2005. The decrease is due to the absence of revenue arising from feasibility studies and commercial processing during 2006. Revenues in 2005 were primarily from remediation services performed for a scrap metal recycling company in the U.S. under a subcontract. Solution had one major customer which represented more than 10% of annual revenue. There was $0 revenue from this customer in 2006. Cost of sales was $0 for the year ended December 31, 2006 as compared to approximately $54 thousand for the year ended December 31, 2005. Should the Company be successful in securing contract revenues for its SET technology, Solution would reflect revenues once again.

     For the year ended December 31, 2006, the Company did not incur any research and development related costs compared to $5 thousand for the year ended December 31, 2005. 100% of the research and development costs are attributable to the operations of Advanced Sciences in 2005.

     General and administrative expenses for the year ended December 31, 2006 were approximately $1.4 million as compared to approximately $2.1 million for the year ended December 31, 2005. This decrease reflects the impact of the reduction to general and indirect costs due to the reduction in the EDAM contract and some of the restructuring steps in the Company throughout 2006.

     In the case of Advanced Sciences, general and administrative costs decreased to approximately $369 thousand for the year ended December 31, 2006 from approximately $618 thousand for the year ended December 31, 2005. This decrease reflects decreases sales and marketing costs as the Company made efforts to reduce costs to match reduced revenues. Advanced Sciences’ focused its sales and marketing efforts on the bid and proposal activities to achieve a higher contract base and seek new contracting opportunities. Solution did not incur any general and administrative costs for the year ended December 31, 2006 as compared with approximately $16 thousand for the year ended December 31, 2005. This decrease was due to a decreased sales and marketing effort for Solution’s services.

     Interest expense decreased to approximately $659 thousand in 2006 from approximately $1.2 million in 2005, or 44%, due to lower balances on the Company’s line of credit, and a decrease in non-cash expenses related to the amortization of the embedded derivative debt discount on the convertible note payable. During the year ended December 31, 2005, the Company amended the Amended and Restated Shaar Note, removing the provisions of the agreement that required embedded derivative liability accounting.

     For the year ended December 31, 2006, the Company incurred a net loss of approximately $1.8 million as compared to a net loss of approximately $2.7 million for the year ended December 31, 2005. The decrease in the net loss was a direct result of the decrease in non-cash expenses associated with the embedded derivative features concerning various financial instruments of the Company for the year ended December 31, 2006 compared to the year ended December 31, 2005. On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to SFAS No. 133 and EITF 00-19. Effective as of October 1, 2005, the Company issued Series J Preferred in exchange for the Series I Preferred as well as further amending the Amended and Restated Shaar Note, and the Company reclassified the derivative liability into equity as a result of the changes.

Year ended December 31, 2005 compared to Year ended December 31, 2004

     Revenues were approximately $10.3 million for the year ended December 31, 2005, compared to approximately $738 thousand for the year ended December 31, 2004. The increase in revenues is due to the increases in revenue contribution by Advanced Sciences as certain contracts were renewed and other contracts were initiated.

     In the case of Advanced Sciences, revenues were approximately $10.2 million for the year ended December 31, 2005, compared to approximately $698 thousand for the year ended 2004. Revenues in 2004 were primarily from engineering and scientific services performed for the United States government under two contracts similar to those in place in 2003. Advanced Sciences had a major customer in 2005, which represented more than 10% of annual revenue. The combined revenue for this customer was approximately $9.4 million, or 91%, of the Company’s total 2005 revenue. The increase in revenues at Advanced Sciences is primarily the result of the award of the EDAM contract, renewal of existing contracts, and overall, more subcontract work being performed in 2005. Cost of sales increased from approximately $548 thousand for 2004 to approximately $9.1 million for 2005. An increase in cost of sales at Advanced Sciences was the result of greater revenues due to the operation of the EDAM contract. The Company has a substantial backlog for a similar volume of work for the EDAM contract for the calendar year 2006. Revenues and associated expenses in relation to the EDAM contract are expected to be consistent with those observed in calendar year 2005. All other operating expenses remained constant as a direct result of operating efficiencies on the remaining contracts. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

     In the case of Solution, revenues were approximately $86 thousand for the year ended December 31, 2005 as compared with approximately $40 thousand for the year ended December 31, 2004. The decrease is primarily due to the decrease in feasibility studies and commercial processing. Revenues in 2005 were primarily from remediation services performed for a scrap metal recycling company in the U.S. under a subcontract. Solution had one major customer which represented more than 10% of annual revenue. The revenue for this customer was approximately $86 thousand, or 100%, of Solution’s total 2005 revenue. The increase in revenues at Solution is primarily the result of marginally greater subcontract work being performed in 2005. Cost of sales was approximately $54 thousand for the year ended December 31, 2005 as compared to approximately $371 thousand for the year ended December 31, 2004. The decrease in cost of sales is attributable to less machinery and equipment refurbishment costs relating to the revenues produced for subcontract work being performed in 2005. Anticipated losses on engagements, if any, will be provided for by a charge to income during the period such losses are first identified.

     For the year ended December 31, 2005, the Company incurred research and development costs of approximately $5 thousand, as compared to approximately $9 thousand for the year ended December 31, 2004. 100% of the research and development costs are attributable to the operations of Advanced Sciences in 2005 and Solutions in 2004. In 2005, the Company invested less money in laboratory work than it had in 2004.

     General and administrative expenses for the year ended December 31, 2005 were approximately $2.1 million as compared to approximately $1.7 million for the year ended December 31, 2004. This increase reflects the impact of the EDAM contract and some of the restructuring steps in the Company throughout 2005.

     In the case of Advanced Sciences, general and administrative costs increased from approximately $308 thousand for the year ended December 31, 2004 to approximately $618 thousand for the year ended December 31, 2005. This increase reflects increased sales and marketing focus and the costs associated with bid and proposal efforts as Advanced Sciences continues to expand its contract base and seek new contracting opportunities. Solution incurred general and administrative costs of approximately $16 thousand for the year ended December 31, 2005 as compared with approximately $120 thousand for the year ended December 31, 2004. This decrease was primarily due to a decreased sales and marketing effort for Solution’s services. All expenditures for the year ended December 31, 2005 were directly related to bid and proposal expenses, which may result in contracts that will produce revenue in 2006 and beyond.

     The increase in interest expense of approximately $779 thousand from 2004 to 2005 is primarily related to (i) greater balances on the Amended and Restated Shaar Note, (ii) higher balances on the Company’s line of credit, and (iii) non-cash expenses related to the amortization of the embedded derivative debt discount on the associated convertible note payable.

     For the year ended December 31, 2005, the Company incurred a net loss of approximately $2.7 million as compared to a net loss of approximately $2.4 million for the year ended December 31, 2004. The increase in the net loss was a direct result of the recognition of non-cash expenses associated with the embedded derivative features concerning various financial instruments of the Company for the year ended December 31, 2005 compared to the year ended December 31, 2004. On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to SFAS No. 133 and EITF 00-19. Applied recorded a non-cash other expense of approximately $543 thousand for the year ended December 31, 2005. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated using the Black-Scholes options pricing model. Effective as of October 1, 2005, the Company issued Series J Preferred in exchange for the Series I Preferred as well as further amending the Amended and Restated Shaar Note, and the Company reclassified the derivative liability into equity as a result of the changes. Overall, the Company has experienced significantly greater revenues and has improved its results from operations from a loss of approximately $2.0 million to a loss of approximately $988 thousand for the year ended December 31, 2005 compared to the year ended December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     There are no off-balance sheet arrangements, such as financing or variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly statement of operations data for the last eight quarters. This information has been derived from our unaudited consolidated financial statements, which, in management’s opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

		Quarter Ended

	December	September
	31,	30,	June 30,	March 31,
	2006	2006	2006	2006

		(unaudited)
		(in thousands, except per share data)

Revenue	$911	$2,281	$1,826	$2,236
Loss from operations	$(704)	$(178)	$(335)	$(138)
Net loss applicable to common
stockholders	$(982)	$(441)	$(597)	$(241)
Net loss per common share: Basic &
diluted	$(0.13)	$(0.06)	$(0.08)	$(0.03)
Weighted average common shares:
Basic & diluted	7,847	7,836	7,776	7,685

		Quarter Ended

	December	September
	31,	30,	June 30,	March 31,
	2005	2005	2005	2005

		(unaudited)
		(in thousands, except per share data)

Revenue	$2,016	$3,900	$2,733	$1,626
Income (loss) from operations	$(505)	$151	$(305)	$(329)
Net loss applicable to common
stockholders	$(782)	$(341)	$(5,114)	$(544)
Net loss per common share: Basic &
diluted	$(0.10)	$(0.04)	$(0.69)	$(0.08)
Weighted average common shares:
Basic & diluted	7,830	7,819	7,442	6,817

Fluctuations in Quarterly Results Factors that may affect quarterly results include:

·	the award and successful operation of the EDAM contract in Oak Ridge, TN;

·	the renewal of the EDAM contract in the third quarter of 2006 which removed the no-margin and low-margin revenues related to invoicing pass-through revenues on behalf of BJC for 13 subcontracted laboratories;

·	the recognition of non-cash expenses associated with the embedded derivative from the conversion features on the Series I Preferred and the New Shaar Note;

·	the interest expense associated with the increased amounts of notes payables;

·	the introduction, development, timing, competitive pricing and market acceptance of our environmental services and those of our competitors; and

·	changes in general economic conditions that could affect customer expenditures for environmental services.

     The June 30, 2005 and September 30, 2005 information above varies from the amounts previously reported on Form 10Q/A and 10Q, respectively. Instead of recording the initial value of the embedded derivative of approximately $8.6 million as other expense, the above information records the embedded derivative as a debt discount of approximately $4.4 million and a deemed dividend of approximately $3.7 million. The debt discount was amortized by approximately $227 thousand and approximately $273 thousand in the three months ended June 30, 2005 and September 30, 2005, respectively, in the above information.

     As a result of the factors listed above and elsewhere in the “Forward-Looking Statements” and “Risk Factors” sections of this Form 10-K, it is possible that in some future periods our results of operations may fall below management’s expectations as well as the expectations of public market analysts and investors. If revenue falls below management’s expectations in any quarter and we are unable to reduce expenses, our operating results will be lower than expected.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2006 and December 31, 2005 Advanced Sciences had a $0 and approximately $141 thousand outstanding balance, respectively, on its two million dollar, receivables revolving line of credit. The line of credit is credit collateralized by worthy receivables of Advanced Sciences.

     The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $110 thousand at December 31, 2006. Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes approximately $654 thousand in loans that are currently due or are payable on demand as of December 31, 2006. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

     The Company has experienced a significant decrease in total assets for the year ended December 31, 2006. The majority of the decrease was attributable to a reduction in accounts receivable, net. Accounts receivable, net, for the period ended December 31, 2006 was approximately $802 thousand as compared to approximately $2.1 million for the year ended December 31, 2005. The decrease in accounts receivable, net, is due to the decreases in revenue contribution by Advanced Sciences from the EDAM contract in Oak Ridge, TN.

     The reports of our independent registered public accounting firms on our fiscal 2004, 2005 and 2006 consolidated financial statements contain a “going concern” qualification in which they express substantial doubt about our ability to continue in business. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

     For the year ended December 31, 2006, the Company incurred a net loss of approximately $1.8 million as compared to a net loss of approximately $2.7 million for the year ended December 31, 2005. The decrease in the net loss was a direct result of the recognition of non-cash expenses associated with the embedded derivative features concerning various financial instruments of the Company for the year ended December 31, 2005 compared to the year ended December 31, 2006.

     On April 11, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to SFAS No. 133 and EITF 00-19. Applied recorded a non-cash other expense of approximately $543 thousand for the year ended December 31, 2005. The fair value of the embedded derivatives consisting of conversion features included in a note payable and in the Series I Convertible Preferred Stock is calculated using the Black-Scholes options pricing model. Effective as of October 1, 2005, the Company issued Series J Preferred in exchange for the Series I Preferred as well as further amending the Amended and Restated Shaar Note, and the Company reclassified the derivative liability into equity as a result of the changes.

     As shown in the consolidated financial statements for the years ended December 31, 2006, 2005, and 2004, the Company incurred losses of approximately $1.8 million, $2.7 million and $2.4 million, respectively. The Company has also experienced net cash outflows from operating activities of approximately $596 thousand, $1.3 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     As of December 31, 2006 and 2005, the Company had a stockholders’ deficit of approximately $12.1 million and $9.9 million, respectively. The Company’s net increase in stockholders’ deficit from December 31, 2005 to December 31, 2006 is primarily due to the loss for the year ended December 31, 2006. At December 31, 2006 and 2005 the Company had working capital deficit of approximately $5.7 million and $4.6 million, respectively. The increase in the working capital deficit from December 31, 2005 to December 31, 2006 is mainly due to the decrease in Company’s accounts receivable, net.

Certain prior-year amounts have been reclassified to conform to the current year presentation.

Capital Stock:

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

     The reverse stock split affected all shares of common stock, stock options and warrants of Applied outstanding as of immediately prior to the effective time of the reverse stock split. Fractional shares of common stock of the Company were not issued as a result of the reverse stock split, but instead, holders of pre-split shares of common stock who otherwise would have been entitled to receive a fractional share as a result of the reverse split received one whole share. Shares of Applied common stock trade on the NASD OTCBB Market under the symbol CXIA.

     For the year ended December 31, 2005, the Company issued 291,707 shares of the Company’s common stock upon conversion of 5,500 shares of Series E Preferred by the holders thereof. On April 12, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the “Shaar Exchange Agreement”). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E Preferred and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company’s Series I Preferred.

     For the year ended December 31, 2005, the Company issued 439,206 shares of the Company’s common stock upon conversion of 7,000 shares of Series I Preferred by the holders thereof. For the year ended December 31, 2006, the Company paid no dividends on the Series I Preferred Stock. The Company had accrued dividends payable on the Series I Preferred at December 31, 2006 of approximately $184 thousand, which is included in Other Accrued Liabilities.

     Effective October 1, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the “New Shaar Exchange Agreement”). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to 388,302 shares of the Series I Preferred (excluding all other accrued and unpaid dividends thereon) for 388,302 shares of the Company’s Series J Preferred.

     For the year ended December 31 2006, the Company converted no shares of Series H Preferred and issued no stock with respect to accrued dividends pertaining to the Series H Preferred. For the year ended December 31, 2006, the Company paid no accrued dividends on the Series H Preferred Stock. The Company had accrued dividends payable on the Series H Preferred at December 31, 2006 of approximately $105 thousand, which is included in Other Accrued Liabilities.

     For the year ended December 31 2006, the Company converted no shares of Series J Preferred and issued no stock with respect to accrued dividends pertaining to the Series J Preferred. For the year ended December 31, 2006, the Company paid no dividends on the Series J Preferred. The Company accrued dividends on Series J Preferred for the year ended December 31, 2006 of approximately $388 thousand, increasing the total dividends accrued on Series J to approximately $485 thousand at December 31, 2006, which is included in Other Accrued Liabilities.

     In November 2000, the Company completed $500 thousand in financing in the form of a loan (the “Weiss Group Note”) from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 125,000 shares of the Company’s common stock at an exercise price of $0.57. The current principal balance of the Weiss Group Note is approximately $252 thousand as of December 31, 2006 and remains unpaid. The Company is in default of this note.

     Effective February 14, 2004, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 75,000 shares at an exercise price of $1.00 per share of the Company’s common stock in connection with the Weiss Group Note.

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

     Mr. Blum, a director of the Company, provided cash installments in the form of a loan to the Company through February 2004 (the “Blum Demand Note”). The Blum Demand Note bears interest at 9% per annum and is payable on demand. The current principal balance of the Blum Demand Note is approximately $312 thousand as of December 31, 2006 and remains unpaid as of April 17, 2007.

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

     Effective as of April 12, 2005, the Company authorized the issuance of 550,000 shares of Series I Convertible Preferred Stock (“Series I Preferred”), par value $0.001 per share, each such share having a stated value of $10.00 per share.

The Series I Preferred have the following rights, privileges, and limitations:

a)	The conversion feature shall be exercisable immediately.

b)	The conversion price shall be determined by the average closing price of Company’s common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.57 per share.

c)	If the Company’s common stock is not listed on an exchange at the time of the conversion, the conversion price would be 50% of the market price at that time.

d)	The Series I Preferred has a cumulative annual dividend of 10%, payable in cash or shares of the Company’s common stock at the Company’s election.

e)	Dividends were to be paid quarterly commencing May 15, 2005, to the holders of record of shares of the Series I Preferred Stock. Dividends until February 14, 2006 would accrue but shall not be payable until February 15, 2006. As of December 31, 2006, no dividends had yet been paid under these terms.

f)	The Company reserved 3,750,000 shares of its common stock for the conversion of the Series I Preferred.

g)	The payment of dividends in the form of common stock is subject to limitation, such that no payment in the form of stock can be made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.

h)	The Company accrued approximately $184 thousand of dividends in 2005 on the Series I Preferred prior to its exchange, all of which is outstanding at December 31, 2006.

During the year ended December 31, 2005, 7000 shares were converted to 439,206 shares of common stock.

     Effective October 1, 2005, the Company entered into the New Shaar Exchange Agreement, in which the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series I Preferred (excluding all other accrued and unpaid dividends thereon) for 388,302 shares of the Company’s Series J Preferred Stock, which represents all of the Series J preferred stock outstanding at December 31, 2006.

     Additionally, under the Shaar Exchange Agreement, the Company issued an Amended and Restated Secured Promissory Note, amending and restating a note originally issued June 13, 2001. The Note had an outstanding principal balance as of April 12, 2005 of approximately $3.3 million (“Old Shaar Note”).

     On April 11, 2005 The Shaar Fund, LTD (“Shaar”) executed a purchase agreement (“Milford Capital Purchase Agreement”) to Milford Capital & Management (“Milford”). In accordance with the terms of the Milford Capital Purchase Agreement, Shaar purchased a secured promissory note of the Company, initially issued to Milford on June 13, 2001, in the original principal amount of $500 thousand, which had an outstanding principal balance on March 22, 2005 of approximately $188 thousand (“Old Milford Note”), together with (i) all interest, additional obligations, forbearance fees, exit fees, penalties and other amounts due and payable from time to time under or in connection with the Old Milford Note, and (ii) the Forbearance Amount in connection with the Forbearance Agreement, dated January 30, 2004, between Milford and the Company, and Shaar in which Shaar agreed to forgive payment from the Company to Shaar of approximately $300 thousand of accrued and unpaid dividends on shares of the Company’s Series E Preferred held by Shaar (“Forgiven Dividends”) and consented to the transfer of the dollar value of the Forgiven Dividends to Milford as part of the forbearance fee payable to Milford under the Forbearance Agreement of 2004.

     Shaar and the Company exchanged the outstanding principal amount of the Old Shaar Note and the Old Milford Note (including all accrued and unpaid interest, unpaid fees and Forgiven Dividends) for the Company’s newly issued 10% convertible secured promissory note (“New Shaar Convertible Note”).

The New Shaar Convertible Note has the following rights, privileges, and limitations:

a)	The New Shaar Convertible Note bears an interest rate of 10% per annum, which is payable in cash or shares of the Company’s common stock at the Company’s election.

b)	Interest shall accrue on the principal amount for a one year period (“Deferral Period”). On March 22, 2006, the Company will make a single lump sum payment to the holder in an amount equal to all interest that accrued during the Deferral Period

c)	Beginning April 15, 2006, and monthly thereafter on the 15th day of each month until March 22, 2009 (“Maturity Date”), the Company shall pay to Shaar all accrued and unpaid interest (“Interest Payments”) on the principal balance of the note accruing during the prior month.

d)	On the Maturity Date, the Company shall make a single lump sum payment to Shaar equal to the outstanding principal balance of the New Shaar Convertible Note (“Principal Balance”), together with all accrued and unpaid interest.

e)	At the option of Shaar, the outstanding Principal Balance may be converted, either in whole or in part, into shares of the Company’s common stock.

f)	The conversion price of the payment of the Principal Balance, the Deferral Period, and the Interest Payments shall be determined by the average closing price of Company’s common stock in the 10 trading days preceding the conversion date,, but in no event shall the conversion price be more than $0.57 per share (“Conversion Price”).

g)	Both the conversion of the note into common stock and the payment of interest in the form of common stock were subject to limitation, such that no conversion or payment in the form of stock could be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.

h)	If the Company’s common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

i)	The New Shaar Convertible Note may not be prepaid by the Company prior to the Maturity Date.

     On April 11, 2005, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, the Company recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to ETIF 00-19. Applied recorded a loss of approximately $543 thousand of non-cash expense for the year ended December 31, 2005.

     On April 27, 2005, a private investor purchased $100 thousand of the Company’s unregistered common stock at the market price. The Company issued the private investor 500,000 shares of unregistered common stock of the Company as a result of the equity purchase. In connection with the purchase of the shares of the Company’s common stock, the Company issued the private investor a 3-year warrant for 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The Company believes that this transaction is exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving any public offering of securities.

     Effective as of October 1, 2005, the Company authorized the issuance of 550,000 shares of Series J Convertible Preferred Stock (“Series J Preferred”), par value $0.001 per share, each such share having a stated value of $10.00 per share.

The Series J Preferred shall have the following rights, privileges, and limitations:

a)	The conversion feature shall be exercisable immediately.

b)	The conversion price shall be determined by the average closing price of Company’s common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.50 per share or less than $0.05 per share.

c)	If the Company’s common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

d)	The Series J Preferred shall have a cumulative annual dividend of 10%, payable in cash or shares of the Company’s common stock at the Company’s election.

e)	Dividends were to be paid quarterly commencing March 31, 2006, to the holder of the shares of the Series J Preferred Stock. As of December 31, 2006, no dividends had yet been paid under these terms, and the holder has agreed to a deferral of payment until June 30, 2007 without consequence to the Company. f) Both the conversion of the Series J Preferred into common stock and the payment of dividends in the form of common stock are subject to limitation, such that no conversion or payment in the form of stock can be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.

g)	The Company has reserved 40,000,000 shares of its common stock for the conversion of the Series J Preferred and the Amended New Shaar Convertible Note.

h)	The Company accrued approximately $388 thousand and $97 thousand of dividends in 2006 and 2005 on the Series J Preferred, totaling accumulated dividends of approximately $485 thousand accrued through December 31, 2006.

     Effective October 1, 2005, the Company entered into the New Shaar Exchange Agreement, in which the Company agreed that Shaar will exchange all of its right, title and interest in and to the remaining outstanding shares of the Series I Preferred (excluding all other accrued and unpaid dividends thereon) for 388,302 shares of the Company’s Series J Preferred Stock, which represents all of the Series J preferred stock outstanding at December 31, 2006.

     Upon liquidation, dissolution or winding up of Applied, holders of Series J Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to a stated value of $10.00 per share, plus 30% of the stated value, plus the aggregate of all accrued and unpaid dividends, the total of such distributions to be made before any distribution to holders of the common stock.

     Effective as of October 1, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the “New Shaar Exchange Agreement”). Under terms of the New Shaar Exchange Agreement, Shaar exchanged all of its right, title and interest in and to the remaining outstanding shares of the Series I Preferred (excluding all other accrued and unpaid dividends thereon) for 388,302 shares of the Company’s Series J Preferred.

     Effective as of October 1, 2005, Shaar and the Company amended the New Shaar Convertible Note (the “Amended New Shaar Convertible Note”). The Amended New Shaar Convertible Note has the following rights, privileges, and limitations:

a)	The Amended New Shaar Convertible Note bears an interest rate of 10% per annum, which is payable in cash or shares of the Company’s common stock at the Company’s election.

b)	Interest shall accrue on the principal amount for a one year period (“Deferral Period”). On March 22, 2006, the Company was to make a single lump sum payment to the holder in an amount equal to all interest that accrued during the Deferral Period. This payment was not made and has been extended to June 30, 2007.

c)	Beginning April 15, 2006, and monthly thereafter on the 15th day of each month until March 22, 2009 (“Maturity Date”), the Company shall pay to Shaar all accrued and unpaid interest (“Interest Payments”) on the principal balance of the note accruing during the prior month. These payments have not been made during 2006, and have been extended to June 30, 2007.

d)	On the Maturity Date, the Company shall make a single lump sum payment to Shaar equal to the outstanding principal balance of the Amended New Shaar Convertible Note (“Principal Balance”), together with all accrued and unpaid interest.

e)	At the option of Shaar, the outstanding Principal Balance may be converted, either in whole or in part, into shares of the Company’s common stock.

f)	The conversion price of the payment of the Principal Balance, the Deferral Period, and the Interest Payments shall be determined by the average closing price of Company’s common stock in the 10 trading days preceding the conversion date, but in no event shall the conversion price be more than $0.50 per share or less than $0.05 per share (“Conversion Price”).

g)	If the Company’s common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

h)	Both the conversion of the note into common stock and the payment of interest in the form of common stock are subject to limitation, such that no conversion or payment in the form of stock can be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.

i)	The Amended New Shaar Convertible Note may not be prepaid by the Company prior to the Maturity Date.

j)	The Company has reserved 40,000,000 shares of its common stock for the conversion of the Amended New Shaar Convertible Note and the Series J Preferred.

     The current principal balance of the New Shaar Note is approximately $6.5 million as of December 31, 2006 and remains unpaid as of April 17, 2007.

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

     Cumulative unpaid dividends on all series of preferred stock are approximately $773 thousand and $361 thousand at December 31, 2006 and 2005, respectively.

CONTRACTUAL OBLIGATIONS, MATURITIES AND COMMITMENTS

     The following table summarizes the Company's contractual obligations, maturities and commitments. See Notes 7 and 14 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt and operating leases, in thousands.

	1 Year or			More than
	Less	1-3 Years	3-5 Years	5 years		Total

Long-term debt and
related party notes payable	$654	$6,509	$-		$-	$7,163
Operating leases	128	384	77		-	589

	$782	$6,893	$77		$-	$7,752

     The Company hopes to meet its short-term capital requirements (including its approximately $110 thousand monthly operating deficit) through continued loans from The Shaar Fund, Ltd., although this lender is under no obligation to continue to make advances to the Company. The Company intends to negotiate a forbearance arrangement with other lenders on loans that are currently due. Ultimately, the Company intends to reduce its cash shortfall and intends to meet its long term capital needs through obtaining additional contracts that will generate funds from operations and obtaining additional debt or equity financing as necessary or engaging in merger or sale transactions. There can be no assurance that such sources of funds will be available to the Company or that it will be able to meet its short or long term capital requirements.

NET OPERATING LOSS CARRYFORWARDS

     The Company has net operating loss carryforwards (the “NOLs”) of approximately $42.5 million as of December 31, 2006, which expire in the years 2010 through 2026. The amount of NOLs that can be used in any one year will be limited by the applicable tax laws that are in effect at the time such NOLs can be utilized. The unused NOLs balances may be accumulated and used in subsequent years. A full valuation allowance has been established to offset any benefit from the net operating loss carryforwards. It cannot be determined when or if the Company will be able to utilize the NOLs.

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

     In June 2006, the FASB issued FASB interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132R)”. SFAS 158 requires companies with defined benefit plans and certain other plans to recognize on the balance sheet the difference between benefit obligations and any plan assets of those benefit plans. The Company does not have any plans of this nature; therefore FASB 158 is not applicable to the Company and will have no impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors Commodore Applied Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Commodore Applied Technologies, Inc. and its subsidiaries as of December 31, 2006, and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commodore Applied Technologies, Inc. and its subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Commodore Applied Technologies, Inc. and subsidiaries

We have audited the consolidated balance sheet of Commodore Applied Technologies, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC Salt Lake City, Utah April 6, 2006

Commodore Applied Technologies, Inc. and Subsidaries
Consolidated Balance Sheets
December 31, 2006 and 2005
(Amounts in thousands, except shares)

ASSETS	2006	2005

Current assets:
Cash	$127	$65
Accounts receivable, net	802	2,065
Prepaid expense	138	139

Total current assets	1,067	2,269

Property and equipment, net	119	148
Other assets	57	57

Total assets	$1,243	$2,474

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,012	$1,376
Related party payable	-	310
Line of credit	-	141
Other accrued liabilities	5,165	4,450
Current portion of long-term debt	654	635

Total current liabilities	6,831	6,912

Long-term debt, net of current portion	6,509	5,426

Total liabilities	13,340	12,338

Commitments and contingencies (Note 14)

Stockholders' deficit:

Convertible Preferred Stock, Series H & J, par value $.001 per share;
aggregate liquidation value of $6,712 and $6,353 at December 31, 2006 and 2005, respectively; 3% non-cumulative dividends for Series H; 10%
cumulative dividends for Series J; 1,550,000 shares authorized; 1,188,302
shares issued and outstanding as December 31, 2006 and 2005	1	1

Common Stock, par value $.001 per share; 300,000,000 shares
authorized; 8,168,217 shares and 7,948,217 shares issued and
outstanding at December 31, 2006 and 2005, respectively	8	8
Additional paid-in capital	69,296	69,680
Accumulated deficit	(81,139)	(79,290)
Treasury stock, 171,875 shares, at cost	(263)	(263)

Total stockholders' deficit	(12,097)	(9,864)

Total liabilities and stockholders' deficit	$1,243	$2,474

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidaries
Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004
(Amounts in thousands, except per share data)
	2006	2005	2004
Revenue	$7,254	$10,275	$738

Costs and expenses:
Cost of revenue	7,153	9,132	919
Research and development	-	5	9
General and administrative	1,431	2,072	1,674
Depreciation and amortization	25	54	136

Total costs and expenses	8,609	11,263	2,738

Loss from operations	(1,355)	(988)	(2,000)
Other income (expense):
Derivative loss	-	(543)	-
Interest expense	(659)	(1,183)	(404)
Other income	165	-	-

Total other income (expense)	(494)	(1,726)	(404)

Net loss before income taxes	(1,849)	(2,714)	(2,404)
Income tax benefit	-	-	-

Net loss	(1,849)	(2,714)	(2,404)
Deemed dividends and dividends accrued to preferred
stockholders	(412)	(4,067)	(291)

Net loss applicable to common shareholders	$(2,261)	$(6,781)	$(2,695)

Net loss per share - basic and diluted	$(0.29)	$(0.93)	$(0.43)

Weighted average shares outstanding - basic and diluted	7,847	7,309	6,334

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidaries
Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2006, 2005 and 2004
(Amounts in thousands, except shares)

					Additional
	Preferred stock		Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2004	1,033,700	$1	5,885,108	$6	$ 67,776	$(74,172)	$ (263)	$ (6,652)
Conversion of series E preferred stock
into common stock	(32,500)	-	807,196	1	(1)	-	-	-
Exercise of warrants	-	-	25,000	-	19	-	-	19
Preferred stock dividends	-	-	-	-	(291)	-	-	(291)
Net loss	-	-	-	-	-	(2,404)	-	(2,404)

Balance, December 31, 2004	1,001,200	1	6,717,304	7	67,503	(76,576)	(263)	(9,328)

Conversion of series E & F preferred
into series I/J preferred stock - Note 9	(12,500)	-	730,913	1	(1)	-	-	-
Conversion of accrued dividends into
series I/J preferred stock - see Note 9	199,602	-	-	-	1,400	-	-	1,400
Preferred stock dividends	-	-	-	-	(365)	-	-	(365)
Sale of common stock for cash	-	-	500,000	-	100	-	-	100
Deemed dividend from embedded
derivative	-	-	-	-	(3,702)	-	-	(3,702)
Reclassification of embedded derivative
liability from liabilities to equity	-	-	-	-	4,745	-	-	4,745
Net loss	-	-	-	-	-	(2,714)	-	(2,714)

Balance, December 31, 2005	1,188,302	1	7,948,217	8	69,680	(79,290)	(263)	(9,864)

Preferred stock dividends	-	-	-	-	(412)	-	-	(412)
Stock issued for services	-	-	220,000	-	28	-	-	28
Net loss	-	-	-	-	-	(1,849)	-	(1,849)

Balance, December 31, 2006	1,188,302	$1	8,168,217	$8	$ 69,296	$(81,139)	$ (263)	$ (12,097)

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(1,849)	$(2,714)	$(2,404)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	25	54	136
Gain on sale of property and equipment	(3)	-	-
Amortization of debt discount	-	500	31
Derivative loss	-	543	-
Issuance of common stock for services	28	-	-
Changes in assets and liabilities:
Accounts receivable, net	1,263	(1,806)	(188)
Prepaid expense and other assets	1	(10)	13
Accounts payable	(364)	585	(240)
Other accrued liabilities	303	1,511	1,133

Net cash used - operating activities	(596)	(1,337)	(1,519)

Cash flows from investing activities:
Property and equipment purchased or constructed	-	(107)	(61)
Proceeds from sale of property and equipment	7	-	-

Net cash provided (used) - investing activities	7	(107)	(61)

Cash flows from financing activities:
Checks written in excess of cash	-	-	(13)
Repayments to related parties	(310)	-	(25)
(Repayments) borrowings under line of credit	(141)	141	(64)
Borrowings on debt and warrants	1,102	1,259	1,678
Payments on long-term debt and notes payable	-	(6)	-
Proceeds from the sale of common stock	-	100	-
Proceeds from exercise of warrants	-	-	19

Net cash provided by financing activities	651	1,494	1,595

Increase in cash and cash equivalents	62	50	15

Cash and cash equivalents at beginning of year	65	15	-

Cash and cash equivalents at end of year	$127	$65	$15

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$104	$32	$55

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the years ended December 31, 2006, 2005 and 2004

(Amounts in thousands, except shares)

Non-Cash Investing and Financing Activities:

2006

· The Company recorded $412 in accrued dividends payable to holders of preferred stock.

2005

·	The Company recorded $365 in accrued dividends payable to holders of preferred stock.

·	The Company recorded an embedded derivative liability of $8,063 on April 12, 2005, $3,702 of which was recorded as a deemed dividend to preferred stockholders, and $4,361 was recorded as a debt discount. The Company reclassified the embedded derivative liability to equity on October 1, 2005. The embedded derivative liability was $8,606 and the remaining debt discount was $3,861 at time of reclassification, which resulted in an increase to equity of $4,745.

·	On April 12, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "Shaar

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

·	Effective October 1, 2005, the Company entered into an exchange agreement with The Shaar Fund, LTD (the "Shaar Exchange Agreement"). Under terms of the Shaar Exchange Agreement, the Company agreed that Shaar will exchange all of its right, title and interest in and to 388,302 shares of the Series I Preferred Stock (not including all other accrued and unpaid dividends thereon) for 388,302 shares of the Company's Series J Convertible Preferred Stock. The Shaar note was also amended effective October 1, 2005, in which the conversion feature was amended to include a minimum and maximum conversion rate.

·	On August 29, 2005, the Company effected the previously approved 1-for-20 reverse common stock split. As a result of the reverse stock split, the issued and outstanding shares of the Company’s common stock were reduced from approximately 156 million shares to approximately 7.8 million shares. The reverse stock split, including the effect on loss per share, has been presented retroactively as if it had occurred on January 1, 2004.

2004

·	The Company recorded $291 in accrued dividends payable to holders of preferred stock.

·	The Company purchased equipment in the amount of $8 with a note payable.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Background

Commodore Applied Technologies, Inc. and subsidiaries ("Applied" or the “Company”) is engaged in the destruction and neutralization of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (“PCBs”) and chlorofluorocarbons (“CFCs”). Applied is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures.

Through Commodore Advanced Sciences, Inc. ("Advanced Sciences"), a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States and abroad.

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

With respect to trade receivables, Applied generally does not require collateral as the majority of Applied's services are performed for the U.S. Government and prime contractors that serve the U.S. Government. Applied believes it is not exposed to any significant credit risk on cash, cash equivalents and trade receivables. Sales to major customers which exceeded 10 percent of revenues are as follows, in thousands:

	2006	2005	2004

Customer A	$6,542	$9,350	$188
Customer B	-	$229	$260
Customer C	-	$126	$128

Customer A accounts for approximately 93% of the accounts receivable balance as of December 31, 2006.

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

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, Continued:

Accounts receivable, Continued:

A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days, not counting retainages billed, which are due at the end of the particular phase of the master government contract.
At December 31, 2006 and 2005, retainages of approximately $568 thousand and $501 thousand were included in trade accounts receivable, respectively, all expected to be collected within one year. Interest is not charged on trade receivables.

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

Revenue Recognition

Substantially all of Applied's revenues are generated by its subsidiary, Advanced Sciences. Advanced Sciences’ revenues consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the
U.S. Government under a variety of contracts, most of which provide for unit prices. Revenue under unit price contracts is recorded when a contract or arrangement exists, the fees to be charged are fixed or determinable, the services have been provided, and collection of the billed amounts is reasonably assured.

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

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, Continued:

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, cash equivalents, accounts payable, other accrued liabilities, long term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. The fair value of these financial instruments approximates the recorded book value as of December 31, 2006 and 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, and Amendment of FASB No. 133 and 140” (“SFAS 155”), which establishes the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative, that otherwise would require bifurcation under SFAS No. 133, as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially, and subsequently, measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No.140 previously prohibited a qualifying special-purpose beneficial interest, other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In June 2006, the FASB issued FASB interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in fiscal 2007. The Company is currently evaluating the impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132R)”. SFAS 158 requires companies with defined benefits plans and certain other plans to recognize on the balance sheet the difference between benefit obligations and any plan assets of those benefit plans. The Company does not have any plans of this nature; therefore FASB 158 is not applicable to the Company and will have no impact.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies, Continued:

Derivatives

From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. These transactions, the value of which may be derived from the fair value of Company securities, are accounted for in accordance with EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Additionally, the Company applies EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Fair value considerations required by these pronouncements is estimated using the Black-Scholes option pricing model. Note 10 “Embedded Derivative Liability” of these consolidated financial statements contains details of application of these pronouncements to the Series I Preferred stock issued by the Company in 2005. No transactions in 2006 meet the definition of a derivative.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, the Company recognizes stock-based compensation expense for stock-based awards granted subsequent to the year ended December 31, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

At December 31, 2006 and 2005, the Company had a stock plan for key employees, non-employee directors and management consultants, described more fully in Note 11 “Share-Based Compensation”. Management’s adoption of SFAS 123R resulted in recognition of $0 of stock-based compensation expense in 2006.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.	Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, Applied incurred losses and negative cash flows from operating activities for the years ended December 31, 2006, 2005 and 2004. Applied also has a working capital deficit of approximately $5.7 million and an accumulated deficit of approximately $81.1 million at December 31, 2006 and several of the Company’s notes payable are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash. Applied currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

3. Accounts Receivable

The components of Applied’s trade receivables as of December 31, 2006 and 2005 are as follows, in thousands:

		2006		2005
Contract receivables	$		806	$2,069
Allowance for doubtful accounts			(4)	(4)

Accounts receivable, net	$		802	$2,065

Substantially all of Advanced Sciences’ trade receivables are pledged to collateralize its line of credit (see Note 6).

4. Property and Equipment

Property and equipment consist of the following as of December 31, 2006 and 2005, in thousands:

		2006		2005
Machinery and equipment	$		571	$716
Furniture and fixtures			47	58
Computer equipment			99	246

			717	1,020
Accumulated depreciation			(598)	(872)

Property and equipment, net	$		119	$148

During the year ended December 31, 2006, $123 thousand of fully depreciated machinery and equipment was sold, resulting in a recognized gain of $3 thousand. The Company also abandoned $52 thousand of fully depreciated machinery and equipment. Cost and related accumulated depreciation have been removed from the respective accounts.

5.	Other Accrued Liabilities

	Other accrued liabilities consist of the following, in thousands:
		2006	2005
	Compensation and employee benefits (1)	$213	$298
	Deferred compensation (2)	1,883	1,689
	Subcontractors (3)	355	724
	Accrued interest (4)	1,249	694
	Loss reserve (5)	376	376
	Dividends payable (6)	773	361
	Related party payable (7)	185	185
	Other (8)	131	123

	Total	$5,165	$4,450

(1)	Liability accrued for payroll, payroll taxes and employee benefits earned by company employees but paid subsequent to the close of the year of accrual.

(2)	Liability accrued for compensation deferred by certain members of the Company’s executive management; not pursuant to any qualified deferred compensation plan or arrangement.

(3)	Liability accrued for services performed by subcontractors for the Company under its contracts with the Department of Energy or Department of Defense.

(4)	Interest accrued on short term notes, long term debt and related party payables.

(5)	Accrual for potential liability related to an ongoing DCAA audit of one of the Company’s completed contracts (see Note 14).

(6)	Accrual for dividends payable on Series H, Series I and Series J Preferred stock.

(7)	Amounts payable to parties related to the Company by past ownership of an acquired company.

(8)	Accruals for other general liabilities of the Company.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

6.	Line of Credit

At December 31, 2006 and 2005, Advanced Sciences had $0 and $141 thousand outstanding, respectively, owing on a revolving line of credit. The line of credit is not to exceed 90% of eligible receivables or $2 million and is due January 20, 2007 with interest payable monthly at prime plus 2.0 percent (aggregate of 10.25% at December 31, 2006). The line of credit is collateralized by the assets of Advanced Sciences and is guaranteed by Applied.

7.	Long-Term Debt

Long-term debt consists of the following as of December 31, 2006 and 2005, in thousands:

		2006	2005
Convertible note payable, 10% interest (1)		$6,509	$5,426
Note payable,	12% interest (2)	252	254
Note payable,	9% interest (3)	312	254
Note payable,	6% interest (4)	90	127

		7,163	6,061
Less current portion		(654)	(635)

		$6,509	$5,426

(1)	Notes payable to The Shaar Fund, Ltd. with interest at 10%, interest only due in aggregate monthly installments beginning in June 30, 2007, maturing in March 2009, no prepayment option, and collateralized by property and equipment and patents. The note is convertible into common stock at any time, and the interest can be paid in cash or stock, at the option of either the Company or the holder. Both the conversion and the payment of interest in the form of common stock are subject to a limitation, such that no conversion or payment in the form of stock can be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock. The conversion price is the average closing price of the ten days preceding the conversion date, but shall not be more than $0.50 per share or less than $0.05 per share. See Note 9. Also, these notes payable restrict the Company’s ability to declare or pay dividends on and repurchase common stock, materially change the Company’s business, enter a business combination, or transfer or sell assets.

(2)	Notes payable to individuals bearing 12% interest and are in default as of January 15, 2005, collateralized by accounts receivable.

(3)	Note payable to Bentley Blum with interest at 9%, not collateralized and in default since June 30, 2003.

(4)	Note payable to Sterling Lending financing certain of the Company’s insurance policies, with interest at 6%, payable in calendar 2007.

Future maturities of notes payable and long-term debt as follows, in thousands:

2007	$654
2008	-
2009	6,509
2010	-
Thereafter	-

$7,163

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

8. Income Taxes

Applied provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes.

The provision for income taxes for the years ended December 31, 2006 and 2005 results in an effective tax rate which differs from federal income tax rates as follows, in thousands:

	2006	2005	2004
Expected tax benefit at federal
statutory rate	$(629)	$(928)	$(777)
State income tax benefit at federal
statutory rate	(65)	(90)	(120)
Other	131	211	64
Change in valuation allowance	563	807	833

Income tax benefit	$-	$-	$-

The components of the net deferred tax assets as of December 31, 2006 and 2005 are as follows, in thousands:

	2006	2005
Reserves and accruals	$158	$178
Net operating loss carryforward	15,427	14,548
Depreciation, amortization and impairment charges	1,148	1,444

	16,733	16,170
Valuation allowance	(16,733)	(16,170)

Net deferred tax assets	$-	$-

Management estimates that our combined federal and state tax rates will be 36.3% . Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 31, 2006 and 2005, Applied has established a valuation allowance for the entire amount of net deferred tax assets, due to the Company’s belief that it is more likely than not that the deferred tax asset will not be realized.

Applied has net operating loss ("NOL") carryforwards at December 31, 2006 of approximately $42 million which expire in years 2010 through 2026. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.

9. Stockholders’ Deficit Reverse Stock Split

On August 29, 2005, the Company effected the previously approved 1-for-20 reverse common stock split. As a result of the reverse stock split, the issued and outstanding shares of the Company’s common stock were reduced from approximately 156 million shares to approximately 7.8 million shares. The reverse stock split, including the effect on loss per share, has been presented retroactively as if it had occurred on January 1, 2004.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

9. Stockholders’ Deficit, Continued: Series E Convertible Preferred Stock

Effective November 4, 1999 Applied issued 335,000 shares of Series E Convertible Preferred Stock with a stated value of $10 per share. This stock had a dividend rate of 12% per annum through April 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock had a special dividend at the rate of 7.5% per annum which began to accrue on May 1, 2000 and continued to accrue until paid, and was payable on May 1, 2001. The Company accrued $28 thousand and $124 thousand of dividends in 2005 and 2004, respectively.

The Series E Convertible Preferred Stock was convertible into common stock at any time on or after April 30, 2000 at a conversion price equal to the arithmetic mean of the closing prices of common stock as reported in the respective stock exchange for the ten trading days immediately preceding the date of conversion.

During the years ended December 31, 2005 and 2004, 5,500 and 32,500 shares of Series E Convertible Preferred Stock were converted into 291,629 and 807,196 shares of common stock, respectively. As of December 31, 2006 and 2005 there are no shares of Series E Convertible Preferred Stock outstanding.

On April 12, 2005, the Company entered into the Shaar Exchange Agreement, in which the Company agreed that Shaar would exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company’s Series I Preferred Stock.

Series F Convertible Preferred Stock

In March 2000, Applied issued 266,700 shares of Series F Convertible Preferred Stock with a stated value of $10 per share. Transaction costs on the issuance totaled $230 thousand resulting in net proceeds to Applied of $1.8 million.

The stock had a dividend rate of 12% per annum through September 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock had a special dividend at the rate of 7.5% per annum which began to accrue October 1, 2000 and continued to accrue until paid, payable on October 1, 2001. The Company accrued $41 thousand and $148 thousand of dividends in 2005 and 2004, respectively.

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

On April 12, 2005, the Company entered into the Shaar Exchange Agreement, in which the Company agreed that Shaar would exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company’s Series I Preferred Stock.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

9. Stockholders’ Deficit, Continued: Series H Convertible Preferred Stock

Applied issued 800,000 shares of Series H Preferred Stock (the “Series H Preferred”), par value $0.001 per share, having a stated value of $1 per share. The Series H Preferred shall have the following rights, privileges, and limitations:

a) The conversion feature was exercisable on or after June 30, 2003.

b) No Series H Preferred could be converted prior to June 30, 2003. Until July 31, 2005, only 80,000 shares could be convertible in any calendar quarter. The balance of any unconverted shares may be converted at any time on or after August 1, 2005.

c) The conversion price is determined by the average closing price of Company’s common stock in the previous 30 trading days, but in no event shall the conversion price be less than $4.00 per share.

e) The Series H Preferred has a non-cumulative annual dividend of 3%, payable in cash or Series H Preferred within 30 days of the end of Applied’s fiscal year, at Applied’s election. Dividends of $24 thousand and $24 thousand were accrued during 2006 and 2005 respectively, and total accumulated dividends of $104 thousand had been accrued at December 31, 2006.

f) The Series H Preferred is not transferable.

There have been no shares of Series H Preferred stock converted into common shares as of December 31, 2006.

In the event of liquidation, dissolution or winding up of Applied, holders of Series H Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $1.00 per share, and no more, before any distribution to holders of the common stock.

Series I Convertible Preferred Stock

Effective as of April 12, 2005, the Company authorized the issuance of 550,000 shares of Series I Convertible Preferred Stock (“Series I Preferred”), par value $0.001 per share, each such share having a stated value of $10.00 per share.

The Series I Preferred have the following rights, privileges, and limitations:

a) The conversion feature was exercisable immediately upon issuance of the shares.

b) The conversion price is determined by the average closing price of the Company’s common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.57 per share.

c) If the Company’s common stock is not listed on an exchange at the time of the conversion, the conversion price would be 50% of the market price at that time.

d) The Series I Preferred has a cumulative annual dividend of 10%, payable in cash or shares of the Company’s common stock at the Company’s election.

e) The payment of dividends in the form of common stock is subject to limitation, such that payment in the form of stock can be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.

f) Dividends were to be paid quarterly commencing May 15, 2005, to the holders of record of shares of the Series I Preferred Stock. Dividends until February 14, 2006 would accrue but shall not be payable until February 15, 2006. As of December 31, 2006, no dividends had yet been paid under these terms.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

9.	Stockholders’ Deficit, Continued:

Series I Convertible Preferred Stock, Continued:

	g)	The Company reserved 3,750,000 shares of its common stock for the conversion of the Series I Preferred.

	h)	The Company accrued approximately $184 thousand of dividends in 2005 on the Series I Preferred prior to its exchange, all of which is outstanding at December 31, 2006.

During the year ended December 31, 2005, 7,000 shares were converted to 439,206 shares of common stock.

Effective October 1, 2005, the Company entered into the New Shaar Exchange Agreement, in which Shaar exchanged all of its right, title and interest in and to the remaining outstanding shares of the Series I Preferred (excluding all other accrued and unpaid dividends thereon) for 388,302 shares of the Company’s Series J Preferred Stock, which represents all of the Series J preferred stock outstanding at December 31, 2006.

Series J Convertible Preferred Stock

Effective October 1, 2005, the Company authorized the issuance of 550,000 shares of Series J Convertible Preferred Stock (“Series J Preferred”), par value $0.001 per share, each such share having a stated value of $10.00 per share.

The Series J Preferred have the following rights, privileges, and limitations:

a)	The conversion feature was exercisable immediately upon issuance of the shares.

b)	The conversion price is determined by the average closing price of the Company’s common stock in the previous 10 trading days, but in no event shall the conversion price be more than $0.50 per share or less than $0.05 per share.

c) If the Company’s common stock is not listed on an exchange at the time of the conversion, then the conversion price will be 50% of the market price at that time.

d) The Series J Preferred have a cumulative annual dividend of 10%, payable in cash or shares of the Company’s common stock at the Company’s election.

e) Dividends were to be paid quarterly commencing March 31, 2006, to the holder of the shares of the Series J Preferred Stock. As of December 31, 2006, no dividends had yet been paid under these terms, and the holder has agreed to a deferral of payment until June 30, 2007 without consequence to the Company.

f) The Company has reserved 40,000,000 shares of its common stock for the conversion of the Series J Preferred and the Amended New Shaar Convertible Note.

g) Both the conversion and the payment of dividends in the form of common stock are subject to limitation, such that no conversion or payment in the form of stock can be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.

h) The Company accrued approximately $388 thousand and $97 thousand of dividends in 2006 and 2005 on the Series J Preferred. Accumulated dividends totaled approximately $485 thousand through December 31, 2006.

Upon liquidation, dissolution or winding up of Applied, holders of Series J Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to a stated value of $10.00 per share, plus 30% of the stated value, plus the aggregate of all accrued and unpaid dividends, the total of such distributions to be made before any distribution to holders of the common stock.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

9. Stockholders’ Deficit, Continued: Rights and Dividends

The holders of all series of convertible preferred stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the convertible preferred stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding up.

Cumulative unpaid dividends on all series of preferred stock are approximately $773 thousand and $361 thousand at December 31, 2006 and 2005, respectively.

Warrants

Each outstanding warrant is exercisable into one share of the Company’s common stock. A summary of the warrants outstanding as of December 31, 2006, 2005 and 2004 and changes during the periods then ended is presented below:

			Weighted Avg.
	# of Warrants		Exercise Price
Beginning Balance 2004		1,789,718	$3.60
Exercised		(25,000)	0.57
Expired		(170,838)	1.00

Beginning Balance 2005		1,593,880	$3.60
Granted		200,000	0.20
Expired		(90,257)	1.49

Beginning Balance 2006		1,703,623	$0.55
Expired		(83,333)	0.93

Ending Balance 2006		1,620,290	$0.52

	# of	Current	Expiration
Granted	Warrants	Exercise Price	Date

2003	50,000	$ 0.57	Feb-07
2003	1,367,790	$ 0.57	Nov-08
2003	2,500	$ 0.57	Nov-08
2005	200,000	$ 0.20	Apr-08

Total outstanding	1,620,290

In 2003, 75,000 warrants originally issued with debt were repriced and extended, and 50,000 warrants were newly issued, both to extend the related debt. The Company recorded a debt discount of approximately $30 thousand at December 31, 2003. Also in 2003, 12,500 warrants were issued to extend the related debt. A debt discount of approximately $5 thousand was recorded, with approximately $3 thousand of the debt discount amortized during 2004.

As of December 31, 2006 there was no unrecognized expense related to non-vested warrants granted under our plans.

As of December 31, 2006 all remaining outstanding warrants are exercisable.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

10.	Embedded Derivative Liability

On April 12, 2005, Applied, through the issuance of the Series I Preferred and the Amended and Restated Shaar Note, recorded an embedded derivative liability due to the conversion feature of these financial instruments pursuant to SFAS No. 133 and EITF 00-19. The Company recorded an embedded derivative liability of approximately $8.1 million at its inception on April 12, 2005, approximately $3.7 million of which was recorded as a deemed dividend to preferred stockholders, and approximately $4.4 million was recorded as a debt discount. Effective October 1, 2005, the Company issued Series J Preferred in exchange for the Series I Preferred as well as further amending the Amended and Restated Shaar Note. These changes amended the terms of the conversion features and removed the provisions requiring embedded derivative accounting, and the Company reclassified the embedded derivative liability to equity on October 1, 2005. Prior to the reclassification, the Company re-valued the embedded derivative which resulted in an increase to the derivative liability and corresponding derivative loss of approximately $543 thousand. After the revaluation, the embedded derivative liability was approximately $8.6 million and the remaining debt discount was approximately $3.9 million at time of reclassification, which resulted in an increase to equity of approximately $4.7 million.

11.	Share-Based Compensation

During the year ended December 31, 2006, the Company issued 220,000 shares of common stock to an investor relation services consulting firm, for which an expense of approximately $28 thousand was recognized, measured by the fair value of the shares at the date of issue.

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

The Company did not recognize any compensation expense related to share-based payments under SFAS 123R for the years ended December 31, 2006, 2005 or 2004. As of December 31, 2006 there was no unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s plans. No stock options were granted in 2006, 2005 and 2004.

Stock Options

A summary of stock options outstanding as of December 31, 2006, 2005 and 2004 and changes during the periods then ended is presented below:

			Weighted Avg.
		# of Options	Exercise Price
Beginning Balance	2004	4,364,298	$1.08
Forfeited		(38,457)	1.40

Beginning Balance	2005	4,325,841	1.06

Beginning Balance	2006	4,325,841	1.06
Forfeited		(15,369)	1.06

Ending Balance 2006		4,310,472	$0.68

Range of Exercise	# of Options	Weighted Avg.	Weighted Avg.	# of Shares
Prices	Outstanding	Remaining Life	Exercise Price	Exercisable
$0.00-$0.57	3,854,068	1.96	$0.57	3,854,068
$0.58-$1.40	453,904	1.96	$1.40	453,904
$1.40+	2,500	0.79	$40.00	2,500

	4,310,472	1.57	$0.68	4,310,472

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

12.	Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. Options and warrants to purchase 5,930,762, 6,029,463 and 5,919,721 shares of common stock as of December 31, 2006, 2005 and 2004, respectively. Additionally, exercise of a convertible note, interest, Series J Preferred and dividends would result in issuance of 63,953,329 shares of common stock, subject to provisions that limit the total of these conversions to less than 5% beneficial ownership by the holder. The shares issuable upon exercise of options, warrants and convertible debt and instruments were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive as the Company has experienced net losses.

13.	Related Party Transactions

Applied had the following related party transactions not fully disclosed elsewhere:

a)	Applied has a receivable from a related party of approximately $57 thousand for each of the two years ended December 31, 2006 and 2005, and is included in other assets.

b)	Applied has payables to related parties of approximately $185 thousand for each of the two years ended December 31, 2006 and 2005, and is included in other accrued liabilities.

c)	Applied has a note payable to Bentley Blum, a member of the board of directors that is due on demand and carries interest at 9%. The balance due at each of the two years ended December 31, 2006 and 2005 was approximately $312 thousand, is included in notes payable and is in default at December 31, 2006.

d)	Applied has a long-term convertible note payable to The Shaar Fund, Ltd., a shareholder of Applied that matures in March 2009. The note bears interest at 10% annually with interest only due in aggregate monthly installments beginning June 30, 2007. The balance as of December 31, 2006 and 2005 was approximately $6.5 million and $5.4 million, respectively. Accrued interest of December 31, 2006 and 2005 on the note was approximately $984 thousand and $390 thousand, respectively, and is included in other accrued liabilities.

14. Commitments and Contingencies

Operating Leases

Applied and its subsidiaries are committed under non-cancellable operating leases for office space and other equipment. Future obligations under the leases are as follows, in thousands:

2007	$128
2008	128
2009	128
2010	128
Thereafter	77

Total	$589

Rent expense was approximately $198 thousand, $156 thousand and $126 thousand in 2006, 2005 and 2004, respectively.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

14. Commitments and Contingencies, Continued:

DCAA Audit

On January 25, 2007, the Company received a letter from the Department of Energy regarding the DCAA audit of Commodore Applied Technologies for the period January 1995 through December 1999. The DCAA asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during said period. The Company has recorded a liability totaling approximately $376 thousand (included in other accrued liabilities for the years ended December 31, 2006 and 2005) as a reserve to settle any claims, including related legal fees and professional fees, that may be incurred related to this issue. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends.

Guarantee

Applied, along with several other entities, in a prior year, guaranteed a performance bond of Commodore Separation Technologies, Inc. relating to a contract with the Port of Baltimore. Applied was notified on June 28, 2000, that the performance bond was being called. It is not known at this time the amount, if any, Applied’s share will be. No liability has been reflected in the financial statements as of December 31, 2006 or 2005 related to this bond, as the Company feels an adverse determination is not probable, and the amount of loss is not determinable.

15. 401(K) Savings Plan

Applied has adopted a 401(K) savings plan for all employees who qualify as to age and service. Contributions by
Applied are discretionary. Applied made discretionary contributions of approximately $14, $0 and $0 to the plan during the years ended December 31, 2006, 2005 or 2004, respectively.

16. Segment Information

Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information,"
Applied has identified two reportable segments as follows:

1. Advanced Sciences, which primarily provides various engineering, legal, sampling and public relations services to government agencies on a cost plus basis.

2. Solution, which, through Advanced Sciences, has equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia.

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

Commodore Applied Technologies, Inc. and Subsidaries
Segment Disclosure
For the years ended December 31, 2006, 2005 and 2004
(Amounts in Thousands)

			2006					2005				2004

				Corporate &				Corporate &					Corporate &
	CASI	Solution		Other	Total	CASI	Solution		Other	Total	CASI	Solution	Other	Total

Revenues	$ 7,254		$-	$-	$7,254	$10,189	$86		$-	$10,275	$698	$ 40	$ -	$738

Costs and expenses:
Cost of revenues	7,153		-	-	7,153	9,078	54		-	9,132	548	371	-	919
Research and development	-		-	-	-	5	-		-	5	-	9	-	9
General and administrative	369		-	1,062	1,431	618	16		1,438	2,072	308	120	1,246	1,674
Depreciation and amortization	25		-	-	25	54	-		-	54	-	-	136	136

Total costs and expenses	7,547		0	1,062	8,609	9,755	70		1,438	11,263	856	500	1,382	2,738

Income (loss) from operations	(293)		0	(1,062)	(1,355)	434	16		(1,438)	(988)	(158)	(460)	(1,382)	(2,000)

Derivative Loss	-		-	-	-	-	-		(543)	(543)	-	-	-	-
Interest expense	(4)			(655)	(659)	(32)	-		(1,151)	(1,183)	(1)	-	(403)	(404)
Other Income	68		-	97	165	-	-		-	-	-	-	-	-

Net (loss) income	$ (229)		$-	$(1,620)	$(1,849)	$402	$16		$(3,132)	$(2,714)	$(159)	$ (460)	$(1,785)	$(2,404)

Total assets	-		-	$1,243	$1,243	$2,459	-	$	15	$2,417	$354	-	$15	$369

Expenditures for long-lived
assets	-		-	-	-	$87	-	$	20	$107	$61	-	-	$61

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)	(1) Previous Independent Registered Public Accounting Firm

	(i)	On February 6, 2007, Commodore Applied Technologies, Inc. (the “Registrant”) dismissed Tanner LC (Tanner) as the Registrant’s independent registered public accounting firm.

	(ii)	Tanner conducted the Registrant’s audits as of and for the years ended December 31, 2005 and December 31, 2004. Tanner’s reports on those audits did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for the addition of an explanatory paragraph expressing substantial doubt about the Registrant’s ability to continue as a going concern.

	(iii)	The Audit Committee of the Registrant’s Board of Directors approved dismissing Tanner by a resolution of the Committee.

	(iv)	During the audited fiscal years ended December 31, 2005 and December 31, 2004 and the subsequent interim periods through the dismissal date, there were no disagreements with Tanner on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Tanner, would have caused Tanner to make reference to the subject matter of the disagreement in its reports on the Registrant’s financial statements for such periods.

	(v)	There were no reportable events (as defined in Regulation S K Item 304(a)(1)(iv)) during the years ended December 31, 2005 and 2004 or the subsequent interim period through February 6, 2007, except that Tanner reported in letters to the Registrant’s audit committee and board of directors, dated April 6, 2006, November 18, 2005 and January 21, 2005, that it had identified deficiencies that existed in the design or operation of the Company's internal control over financial reporting that it considered to be "significant deficiencies" and "material weaknesses." These significant deficiencies and material weaknesses in the Registrant’s internal control consisted of (1) lack of controls over the identification and analysis of potential embedded derivatives in certain debt and equity instruments and any required accounting entries and disclosures pertaining to embedded derivatives, (2) lack of segregation of incompatible duties in the accounting function, and (3) lack of certain closing entries including appropriate consolidation closing entries. Tanner, through the previously mentioned letters, informed the board of directors and the audit committee of the board of directors that the lack of these internal controls could lead to the Registrant not being in a position to develop reliable financial statements. The Registrant also disclosed these significant deficiencies and material weaknesses to the Registrant’s audit committee and board of directors. The Registrant has authorized Tanner to respond fully to any inquiries by DeCoria, Maichel & Teague regarding these significant deficiencies and material weaknesses in internal control.

(2) New Independent Registered Public Accounting Firm

The Registrant has engaged DeCoria, Maichel & Teague of Spokane, Washington as its independent registered public accounting firm to provide the requisite audit services for the Registrant. This firm commenced its engagement effective February 8, 2007 as requested and approved by the Audit Committee of the Registrant’s Board of Directors. At the time of reporting there has been no need to consult the new independent auditor on any matters relating to Item 304 (2)(i) of Regulation S-K or any events as defined in paragraph (A) through (D) of Item 304 (2)(ii) of Regulation S-K. The registrant did not consult with DeCoria, Maichel & Teague at any time prior to the engagement.

(3) The Registrant requested that Tanner furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements included in Item 4.01 of Form 8-K which was filed on February
13, 2007. A copy of such letter, dated February 13, 2007, was filed as Exhibit 16.1 to that Form 8-K.

(b) No conditions in paragraphs (b)(1) through (b)(3) of Item 304 of Regulation S-K exist on which to report.

ITEM 9A.

CONTROLS AND PROCEDURES

CONCLUSIONS OF MANAGEMENT REGARDING EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there were material weaknesses affecting the Company’s internal control over financial reporting and, as a result of those weaknesses, the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Company management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

     Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on a general framework developed by management with reference to general business, accounting and financial reporting principles.

     Based upon this evaluation, management determined that there were material weaknesses affecting the Company’s internal control over financial reporting and, as a result of those weaknesses, the Company’s disclosure controls and procedures were not effective as of December 31, 2006. These material weaknesses are as follows:

·	Adequate segregation of duties was not present in certain of the Company’s financial processes related to the treasury function; cash receipts, disbursements, cash reconciliations and related activities. The Company has limited personnel resources due to its small size. However, segregation of treasury duties must be improved by reassignment of incompatible duties and by bringing new resources to bear on processes that by their nature are incompatible with each other when performed by the same person

·	As noted in communications from the prior registered independent public accounting firm, the Company failed to identify and analyze the conversion features embedded in the Series I Preferred Stock issuance, which resulted in material audit adjustments. While this circumstance has been remedied, a nuance of the Series J Preferred Stock financing was noted by the independent auditors that potentially could have resulted in a material audit adjustment in the current year. The preferred stock has a provision which dictates that preferred dividends are to accrue at a default rate significantly higher than the ‘normal’ dividend rate. The Company failed to identify this issue. The circumstances surrounding this matter indicate a material weakness in the Company’s communication and monitoring internal controls as it relates to review and approval of financing arrangements.

MANAGEMENT'S REMEDIATION INITIATIVES

     Management has dedicated resources to spearhead remediation efforts and began addressing these material weaknesses in November of 2006. In late 2006, management employed a new CFO, Ted R. Sharp, who has proven experience in executive management positions, including CFO of two public companies. Mr. Sharp assumed CFO responsibilities effective January 1, 2007. Management also plans to consult with independent experts when complex debt or equity transactions are entered into and will document, communicate monitor internal controls relating to the initiation, approval and implementation of debt and equity instruments. Management believes that actions taken and the follow up that will occur during 2007 collectively will minimize the potential for a reoccurrence of these material weaknesses.

     During 2007, management also plans to conduct an assessment of the Company’s controls over financial reporting using criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In connection with this assessment, management will document all significant accounting procedures and determine whether they are designed effectively and are operating as designed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Except as noted above, there have been no changes during the quarter ended December 31, 2006 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

AUDITORS' REPORT

DeCoria, Maichel & Teague P.S. did not audit this assessment of the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

     The names and ages of the executive officers and directors of the Company, and their positions with the Company as of March 31, 2007 are as follows:

Name	Age	Position

Dr. Shelby T. Brewer	70	Director, Chairman of the Board and Chief
		Executive Officer
O. Mack Jones	66	Director, President and Chief Operating
		Officer
Ted R. Sharp	50	Chief Financial Officer, Treasurer and
		Secretary
Bentley J. Blum	65	Director
Dr. Frank E. Coffman	65	Director
James M. DeAngelis	46	Director and Senior Vice President,
		Strategic Development
Paul E. Hannesson	66	Director
VADM Michael P. Kalleres	67	Director
Ambassador William A. Wilson	92	Director

Dr. Shelby T. Brewer – Chairman of the Board and Chief Executive Officer

     Dr. Brewer has served as Chairman of the Board and Chief Executive Officer of the Company since April 2003. Prior to that Dr. Brewer served as President of the Company from January 2001 to April 2003. Since April 2000, Mr. Brewer served as Chairman and CEO of Solutions, a wholly owned subsidiary of the Company. From 1996 to March 2000, Dr. Brewer was President of S. Brewer Enterprises, a privately held consulting firm he founded that is engaged in supporting mergers and acquisitions, arranging private and public financing, and forming joint ventures abroad. He served as President and CEO of the nuclear power businesses of ABB Combustion Engineering, a public company, from 1985 to 1995. From 1981 to 1984, he served as Assistant Secretary of Energy in the Reagan administration, holding the top nuclear post in the US government. Dr. Brewer holds Ph.D. and M.S. degrees in nuclear engineering from Massachusetts Institute of Technology; he holds a B.S. degree in mechanical engineering and a B.A. in humanities from Columbia University.

O. Mack Jones – Director, President and Chief Operating Officer

     Mr. Jones has served as President and C.O.O. of the Company since April 2003. Since February 2001, Mr. Jones has served as Acting President of Advanced Sciences, a wholly owned subsidiary of the Company from April 1998 to February 2001. He has also has served as Vice President of Field Operations of the Company since April 1998, managing its field treatability studies and commercial projects. From June 1996 to April 1998, Mr. Jones served as a consultant to the Company assisting in the commercialization of the solvated electron technology. From 1991 to February 1998, Mr. Jones served as the founder and principal executive officer of a privately held environmental consulting company, Florida Vector Services, which provided both consulting and hands-on remediation services primarily in TSCA-related areas. From 1986 to 1991, Mr. Jones was Vice President-Operations with Quadrex Environmental Company, a public company, managing the company’s field remediation businesses. Mr. Jones held several managerial and operating positions in power generation and distribution arenas during his twenty-six years of service to General Electric Company, a public company. Mr. Jones holds a degree in mechanical engineering from Mississippi State University and is registered as a professional mechanical engineer.

Ted R. Sharp – Chief Financial Officer, Treasurer and Secretary

     Mr. Sharp began his employment with the Company in November 2006 and has served as Chief Financial Officer and Treasurer of the Company since January 2007. Mr. Sharp serves as principal of Sharp Executive Associates, a private executive management consulting firm located in Nampa, Idaho. Mr. Sharp also served as executive management for Key Technologies, a public company, including Chief Financial Officer, Managing Director of European Operations (Netherlands) and Corporate Controller from January 1989 to March 2003. Mr. Sharp received a BBA degree in Accounting from Boise State University and currently holds active CPA licenses in both Idaho and Washington. Mr. Sharp is a member of the American Institute of Certified Public Accountants, the Washington Society of CPA’s and Financial Executive International.

Bentley J. Blum – Director

     Mr. Blum has served as director of the Company since March 1996. Prior to that Mr. Blum served as Chairman of the Board of Environmental, a public company, from 1984 to November 1996 and is its principal stockholder. Currently he serves as a director of Separation, a wholly owned subsidiary of Environmental. Currently he also serves as a director of Solution, a wholly owned subsidiary of the Company. Mr. Blum is the sole stockholder and director of a number of corporations that hold real estate interests, oil drilling and other corporate interests that are privately held companies. Mr. Blum is the brother-in-law of Paul E. Hannesson, a director of the Company.

Dr. Frank E Coffman – Director

     Mr. Coffman has served as a director of the Company since June 2002. Mr. Coffman also currently serves as Senior Vice President, of Metcalf & Eddy, a public company, involved in construction and engineering (August 1997 – Present). Mr. Coffman served as Senior Vice President, Government & Commercial Programs, IT Corporation, a public company, from January 1995 to May 1997 and as Vice President, Government & Commercial Programs, IT Corporation from 1984 to 1995. Mr. Coffman served as Deputy Assistant Secretary for Waste Management for the Department of Energy (“DOE”) from 1981 to 1984, Director of the Office of Advanced Nuclear Systems, DOE from 1980 to 1981 and as a Director of the Division of Fusion Development and Technology, DOE from 1978 to 1980. Mr. Coffman served as Chief of the Energy Research Development Agency, Fusion Systems and Applications Studies Branch from 1970 to 1975. Mr. Coffman serves on the Board of Directors of Holmes and Narver, a public company. Mr. Coffman holds a Ph.D. in nuclear physics and a MA degree in plasma physics from Vanderbilt University. Mr. Coffman holds a BS degree in physics from Western Kentucky University.

James M. DeAngelis – Director and Senior Vice President, Strategic Development

     Mr. DeAngelis has served as a director of the Company since June 2002 and has also served as Senior Vice President, Strategic Development since January 2007. Concurrent with being named to the latter position, Mr. DeAngelis resigned as Chief Financial and Administrative Officer and Treasurer and Secretary. Mr. DeAngelis was appointed Vice President –Finance and Treasurer of the Company in 1998 and promoted to Chief Financial and Administrative Officer and Secretary in December 1998. Mr. DeAngelis also served as Senior Vice President – Sales & Marketing of Separation, a public company, since July 1996. He also served as the President of CFC Technologies, formerly a wholly owned subsidiary of the Company, since September 1994. He holds a MBA from the American Graduate School of International Management. He holds B.S. degrees in Biology and Physiology from the University of Connecticut.

Paul E Hannesson – Director

     Mr. Hannesson has served as a director of the Company since March 1996. Mr. Hannesson served as Chairman, CEO and President of the Company from 1996 to January 2001. He also served as a Director and Officer of Environmental, a public company, from 1996 to July 1998. He served as Chairman of the Board and CEO of Separation, a wholly owned subsidiary of the Company from May 1997 to December 2004. Mr. Hannesson is the brother-in-law of Bentley Blum, a director of the Company.

Vice Admiral Michael P. Kalleres – Director

     Vice Admiral (VADM) Kalleres has served as a director of the Company since June 2002. VADM Kalleres currently serves as President of Dare to Excel Inc., a privately held financial management and consulting firm (1998 to present). He also served as President and Chief Executive Officer of Global Associates, Ltd., Technology Services Group, a privately held financial and corporate consulting firm, from 1994 to 1998. VADM Kalleres retired from active duty in September 1994 after 32 years as a naval officer. VADM Kalleres was awarded 18 personal/unit military/combat decorations including the Defense Distinguished Service Medal (2 awards) and the U.S. Navy Distinguished Service Medal. He is also a recipient of the Congressional, Ellis Island Medal of Honor. VADM Kalleres is a former member (1994-1998) of the Defense Science Board, the Naval Studies Board of the National Academy of Science. He is also a board member of the Dean's Advisory Council at the Krannert School of Management-Purdue University, and the National Board of the Salvation Army. VADM Admiral Kalleres was awarded a BS degree in Industrial Management and Engineering from the Krannert School of Management-Purdue University, and a MS degree in Political and International Affairs from George Washington University.

Ambassador William A. Wilson – Director

     Mr. Wilson has been a director of the Company since June 2002. Mr. Wilson has been active in ranching and farming in California and Mexico from 1980 to 1997. Mr. Wilson was active in real estate development in California from 1961 through 1985. Mr. Wilson served as Chief Engineer of Wilson Oil Tools, a privately held company, from 1938 through 1955 and as Chairman from 1955 to 1961. Mr. Wilson served as the Presidential Envoy to the Holy See from 1980 to 1984 and as Ambassador to the Holy See from 1984 to 1986. Mr. Wilson served on the Board of Directors of Jorgensen Steel Co., a public company, from 1973 to 1984 and again from 1986 to 1991. Mr. Wilson also served on the Board of Directors of Pennzoil Company, a public company, from 1983 to 1987. Mr. Wilson holds a BA in Mechanical Engineering from Stanford University and a Doctor of Laws, Honoris Causa from Assumption College, Barry University, and Pepperdine University.

     For personal reasons, on July 21, 2006 Robert A. Maczewski resigned as Director and as member of the committees on which he served.

     Each director is elected to serve for a term of one year or until his or her successor is duly elected and qualified. The Company’s officers are elected by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. Messrs. Hannesson and Blum are brothers-in-law. No family relationship exists among any other directors or executive officers of the Company.

KEY EMPLOYEES

     The names and ages of the key employees of the Company not listed above, and their positions with the Company as of March 31, 2007, are as follows:

Name	Age	Position

Walter L. Foutz	53	Vice President of Operations, Advanced Sciences

     Mr. Foutz was appointed Vice President of Operations of Advanced Sciences in April 2005. Previously, Mr. Foutz served as Advanced Sciences’ Western Regional Manager from January of 2002. Previously, Mr. Foutz has been a Sr. Project Manager with corporate and management responsibilities for Advanced Sciences from December 2000 to January 2002. From 1991 to 2000 Mr. Foutz was the Environmental Program Manager for MDM Services Corporation, managing environmental task-order contracts with numerous government clients. From 1986-1991 Mr. Foutz was the lead Senior Environmental Geologist on RFI/CMS and RI/FS projects at Dyess Air Force Base, Texas; Fallon Naval Air Station, Nevada; Kansas City DOE Plant, Arizona Air National Guard Base, Tucson; US Army Kwajelein Atoll, Marshall Islands.

     Mr. Foutz received his B.S. in Geology in 1981. He has 24 years of progressive professional experience in geological, hydro-geological, and environmental consulting and contract management as a Department of Energy contractor.

BOARD COMMITTEES

     The Company's Board of Directors has (i) an Audit Committee and (ii) a Compensation, Stock Option and Benefits Committee. The Company no longer maintains an Executive and Finance Committee (the “Finance Committee”). On August 30, 2000, the Board of Directors unanimously voted to abolish the Finance Committee and determined that the entire Board of Directors would perform its function.

     As of December 31, 2006, the Compensation, Stock Option and Benefits Committee, was composed of Dr. Frank E. Coffman, as Chairman, Michael P. Kalleres, Ambassador William A. Wilson and Dr. Shelby T. Brewer. The Compensation, Stock Option, and Benefits Committee has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1998 Stock Option Plan, as amended (the “1998 Plan”), and determining the recipients, amounts and other terms (subject to the requirements of the 1998 Plan) of options which may be granted under the 1998 Plan and outside the 1998 Plan, from time to time and providing guidance to management in connection with establishing additional benefit plans.

     As of December 31, 2006, the Audit Committee was composed of Michael P. Kalleres as Chairman, Dr. Frank E. Coffman, Ambassador William A. Wilson and James M. DeAngelis. The responsibilities of the Audit Committee include selecting, engaging and determining the compensation of the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company.

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

     Based on representations from the officers and directors, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2006.

CODE OF ETHICS

     The Company’s Board of Directors has established and adopted a code of ethics in 2004 applicable to its senior executives, financial officers and directors. See Exhibit 14.01 – “Code of Ethics of Commodore Applied Technologies, Inc.”

ITEM 11.

EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

     The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 2006, 2005 and 2004 to all persons serving as the Company's Chief Executive Officer during 2006, 2005, and 2004 and to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100 thousand during any such year.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation

							Securities
						Restricted	Under-
					Other	Stock	Lying	LTIP
Name and Principal					Annual	Awards	Options	Pay-outs	All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other	Restricted	(#)	($)	Comp ($)
					Annual	Stock
					Comp ($)	Awards
						($)

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)

Dr. Shelby T. Brewer (1)	2006	208,012	(2)	-	-	-	-	-	-
Chief Executive Officer	2005	245,769	(2)	-	-	-	-	-	-
	2004	13,274	(2)	-	-	-	-	-	30,000	(3)

O. Mack Jones(4)	2006	185,634	(5)	-	-	-	-	-	-
President and	2005	222,769	(5)	-	-	-	-	-	-
Chief Operating Officer	2004	132,000	(5)	-	-	-	-	-	-

James M. DeAngelis (6)	2006	165,497	(7)	-	-	-	-	-	-
Senior Vice President	2005	203,065	(7)	-	-	-	-	-	-
	2004	103,938	(7)	-	-	-	-	-	-

Walter L. Foutz (8)	2006	126,518	(9)	-	-	-	-	-	-
VP of Operations	2005	114,166	(9)	-	-	-	-	-	-
	2004	97,880	(9)	-	-	-	-	-	-

Ted R. Sharp (10)	2006	16,154	(11)	-	-	-	-	-	-
Chief Financial Officer

(1)	Mr. Brewer served as Chief Executive Officer and President of Solutions and a director of the Company since April 2000. Mr. Brewer assumed the positions of Chairman, Chief Executive Officer and President of the Company from January 2001 through October 2003 and continues to serve as Chief Executive Officer and a director since October 2003 to present.

(2)	Represents the amount of Mr. Brewer’s base salary paid by the Company. Mr. Brewer’s base salary for 2006 was $285,000, of which $76,988 was originally deferred until December 31, 2006, and remains unpaid as of April 17, 2007. Mr. Brewer’s base salary for 2005 was $285,000, of which $39,231 was originally deferred until December 31, 2005, and remains unpaid as of April 17, 2007. Mr. Brewer’s base salary for 2004 was $285,000, of which $271,726 was originally deferred until December 31, 2004, and remains unpaid as of April 17, 2007.

(3)	Represents a $1,000,000 Life Insurance Policy in the name of Dr. Shelby T. Brewer paid on behalf of Mr. Brewer by the Company. Mr. Brewer’s family was the beneficiary of the Life Insurance Policy.

(4)	Mr. Jones served as President of Advanced Sciences from February 2001 to present, and President and Chief Operating Officer of the Company from April 2003 to present. Mr. Jones has served as a director of the Company since October 2003.

(5)	Represents the amount of Mr. Jones’ base salary paid by the Company. Mr. Jones’ total base salary for 2006 was $250,000 of which $66,346 was originally deferred until December 31, 2006, and remains unpaid as of April 17, 2007. Mr. Jones’ total base salary for 2005 was $250,000 of which $27,231 was originally deferred until December 31, 2005, and remains unpaid as of April 17, 2007. Mr. Jones’ total base salary for 2004 was $250,000 of which $118,000 was originally deferred until December 31, 2004, and remains unpaid as of April 17, 2007.

(6)	Mr. DeAngelis served as Sr. Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary from December 1999 to December 2006. Mr. DeAngelis served as Senior Vice President of the Company form December 2006 to present. Mr.

DeAngelis has served as a director of the Company since June 2002.

(7)	Represents the amount of Mr. DeAngelis’ base salary paid by the Company. Mr. DeAngelis’ total base salary for 2006 was $225,000 of which $59,712 was originally deferred until December 31, 2006, and remains unpaid as of April 17, 2007. Mr.

DeAngelis’ total base salary for 2005 was $225,000 of which $21,935 was originally deferred until December 31, 2004, and remains unpaid as of April 17, 2007. Mr. DeAngelis’ total base salary for 2004 was $225,000 of which $121,062 was originally deferred until December 31, 2004, and remains unpaid as of April 17, 2007.

(8)	Mr. Foutz served as the Western Regional Manager of Advanced Sciences from January 2002 to March 2005. Mr. Foutz served as Vice President of Operations of Advanced Sciences, Inc. since April 2005 to present.

(9)	Represents the amount of Mr. Foutz’s base salary paid by the Company. Mr. Foutz’s total base salary for 2006 was $125,000. Mr. Foutz’s total base salary for 2005 from April January through February was $97,880, from March through April was $100,000, and from May through December was $118,000. Mr. Foutz’s total base salary for 2004 was $97,880.

(10)	The Company entered into an employment agreement with Mr. Sharp to serve as the Company as Chief Financial Officer effective January 1, 2007. Mr. Sharp began his employment November 1, 2006 and assumed full responsibility for the position on January 1, 2007.

(11)	Represents the pro rated base salary paid to Mr. Sharp by the Company. Mr. Sharp’s base salary for 2006 was $120,000

STOCK OPTIONS

     No options were granted during the year ended December 31, 2006 to any individuals listed in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan, as amended, (the "1998 Plan") and no options were granted to any individuals outside of the 1998 Plan. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2006.

     The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the 1998 Plan and outside of the 1998 Plan at December 31, 2006 by the individuals listed in the Summary Compensation Table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares
	Acquired		Number of Securities		Value of Unexercised In-the-
	on		Underlying Unexercised		Money Options at FY-End
	Exercise	Values	Options at FY-End (#)		($) (1)
Name	(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Dr. Shelby T. Brewer	-	-	2,115,802	-	-	-
James M. DeAngelis	-	-	1,124,175	-	-	-
O. Mack Jones	-	-	600,000	-	-	-

(1) There were no outstanding in-the-money options at year end. The last reported sale price of the common stock on March 31, 2007 was $0.18 and the exercise prices of the options range from $0.57 to $1.40.

EMPLOYMENT AGREEMENTS

The Company has no employment contracts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 2006 were Ambassador William A. Wilson (Chairman), Dr. Frank E. Coffman, Paul E. Hannesson and Michael P. Kalleres.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Compensation Committee was established in November 1996 and is responsible for, among other things, establishing the compensation policies applicable to executive officers of the Company. The Compensation Committee was composed of Dr. Frank E. Coffman (Chairman), VADM Michael P. Kalleres, Ambassador William A. Wilson and Dr. Shelby T. Brewer at December 31, 2006, all of whom, with the exception of Dr. Shelby T. Brewer, were non-employee Directors of the Company. All decisions of the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Mr. Coffman, Mr. Kalleres and Mr. Wilson in their capacities as members of the Compensation Committee at December 31, 2006, addressing the Company's compensation policies for 2006 as they affected the Company's executive officers.

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

The objectives of the Company's executive compensation program are to:

·	attract, motivate and retain the highest quality executives;

·	motivate them to achieve tactical and strategic objectives in a manner consistent with the Company's corporate values; and

·	link executive and stockholder interest through equity-based plans and provide a compensation package that recognizes individual contributions as well as overall business results.

To achieve these objectives, the Company's executive compensation program is designed to:

·	focus participants on high priority goals to increase stockholder value;

·	encourage behavior that exemplifies the Company's values relating to customers, quality of performance, employees, integrity, teamwork and good citizenship;

·	assess performance based on results and pre-set goals that link the business activities of each individual to the goals of the Company; and

·	increase stock ownership to promote a proprietary interest in the success of the Company.

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

     The key elements of the Company's executive compensation program in 2006 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

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

     In 2006, total compensation was paid to executives primarily based upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

     Mr. Brewer, the Chairman of the Board, and Chief Executive Officer of the Company received annual compensation based upon, among other things, individual performance and the extent to which the business plans for his areas of responsibility were achieved or exceeded. Mr. Brewer received a base salary at an annual rate of $285,000 in 2006, of which $76,988 was deferred until December 31, 2006, and remains unpaid as of March 31, 2007.

     The members of the Compensation Committee establish the amount actually received by Mr. Brewer each year as base salary for services rendered to the Company and its affiliates. In establishing Mr. Brewer's base salary for 2006, the Compensation Committee took into account the salaries of chief executive officers at other similar public companies, future objectives and challenges, and Mr. Brewer's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Brewer's achievement of his 2006 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 2006 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 2006. The Compensation Committee also considered Mr. Brewer's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Brewer, the Compensation Committee exercised its discretion and judgment based on the above factors, and no specific formula was applied to determine the weight of each factor.

Mr. Brewer’s base salary was not increased in 2006 and remains $285,000 per year.

     Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company. During 2006, no annual incentive bonuses were paid to the individuals named in the Summary Compensation Table.

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

     There were no stock options granted pursuant to the 1998 Plan and outside the 1998 Plan in 2006, 2005, and 2004 respectively.

Impact of Section 162(m) of the Internal Revenue Code

     The Compensation Committee's policy is to structure compensation awards for executive officers that will be consistent with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 2006 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

Conclusion

     The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 2006, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

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

COMPENSATION, STOCK OPTION AND BENEFITS COMMITTEE

Dr. Frank E. Coffman (Chairman)

VADM Michael P. Kalleres

Ambassador William A. Wilson

Dr. Shelby T. Brewer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of March 31, 2007 by each person who is known by the Company to beneficially own more than 5% of its issued and outstanding shares of common stock, its named executive officers, its directors and all of its executive officers and directors as a group. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

Title of Class	Name of Shareholder	Address	Amount and Nature
			of Beneficial		Percent of Class (1)
			Ownership

	Directors and Named Executive Officers

Common Stock	Shelby T. Brewer	2151 Jamieson Street	2,791,079	(2)	27.28%
		Carlyle Towers, Suite 308
		Alexandria, VA 22314
Common Stock	Bentley J. Blum	150 East 58th Street, Suite 3238	1,605,311	(3)	16.91%
		New York, NY 10155
Common Stock	James M. DeAngelis	359 Thames Street, Unit A/B #3	1,127,079	(4)	12.20%
		Newport, RI 02840
Common Stock	O. Mack Jones	507 Knight Street, Suite B	600,000	(5)	6.88%
		Richland, WA 99352
Common Stock	Paul E. Hannesson	150 East 58th Street, Suite 3238	321,757	(6)	3.84%
		New York, NY 10155
Common Stock	Frank E. Coffman	507 Knight Street, Suite B	22,500	(7)	*
		Richland, WA 99352
Common Stock	Michael P. Kalleres	507 Knight Street, Suite B	22,500	(8)	*
		Richland, WA 99352
Common Stock	William A. Wilson	507 Knight Street, Suite B	22,500	(9)	*
		Richland, WA 99352
Common Stock	Ted R. Sharp	507 Knight Street, Suite B	0		*
		Richland, WA 99352

Common Stock	All current executive officers and directors as a group		6,512,726		47.54%

5% or greater shareholders

None

*	Less than 1%.

(1)
	Calculated based on 8,116,342 shares of common stock issued and outstanding as of March 31, 2007.
(2)
	Consists of 675,277 shares of common stock and 2,115,802 shares of common stock acquirable upon exercise of options
	exercisable before December 15, 2008. All amounts adjusted for the 1 for 20 reverse split of the Company’s common stock on
	August 29, 2005.
(3)
	Consists of: (i) 125,000 shares of our common stock; (ii) 1,375,000 shares of common stock acquirable upon exercise of options
	exercisable before December 15, 2008; and (iii) Mr. Blum's indirect beneficial ownership of common stock based upon his
	beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Environmental common stock,
	representing together 37.74% of the outstanding shares of Environmental common stock at March 31, 2007, and 4,500,000 shares
	of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding
	shares of Environmental. Does not include 785,400 shares of Environmental common stock owned by Simone Blum, the mother
	of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse and mother. All amounts adjusted for the 1 for 20 reverse split of the Company’s common stock on August 29, 2005.
(4)
	Consists of 900 shares of common stock, 1,124,175 shares of common stock acquirable upon exercise of options exercisable
	before December 15, 2008; and Mr. DeAngelis’ indirect beneficial ownership of common stock based upon his ownership of
	580,000 shares of Environmental.	All amounts adjusted for the 1 for 20 reverse split of the Company’s common stock on August
	29, 2005.
(5)
	Consists of 600,000 shares of common stock acquirable upon exercise of option exercisable before December 15, 2008. All
	amounts adjusted for the 1 for 20 reverse split of the Company’s common stock on August 29, 2005.
(6)
	Consists of 300,000 shares of common stock acquirable upon exercise of options exercisable before December 15, 2008 and Mr.
	Hannesson's indirect beneficial ownership of common stock based upon his ownership of an aggregate of (a) 2,650,000 shares of
	Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (b) 2,650,000 shares of
	Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for
	the benefit of Mr. Hannesson's spouse and (c) 500,000 shares of Environmental common stock in exchange for options to purchase
	950,000 shares of Environmental common stock, issued to Hannesson Family Trust, representing together 7.18% of the
	outstanding shares of Environmental common stock as of March 31, 2007, and (d) currently exercisable options to purchase
	525,705 shares of Environmental common stock, representing together 7.78% of the outstanding shares of Environmental common
	stock. Does not include (i) 2,000 shares of the Company’s common stock owned by each of Jon Paul and Krista Hannesson, the
	adult children of Mr. Hannesson; and (ii) 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista
	Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the
	benefit of his spouse and children. All amounts adjusted for the 1 for 20 reverse split of the Company’s common stock on August
	29, 2005.
(7)
	Consists of 22,500 shares of common stock acquirable upon exercise of option exercisable before December 15, 2008. All
	amounts adjusted for the 1 for 20 reverse split of the Company’s common stock on August 29, 2005.
(8)
	Consists of 22,500 shares of common stock acquirable upon exercise of option exercisable before December 15, 2008. All
	amounts adjusted for the 1 for 20 reverse split of the Company’s common stock on August 29, 2005.

(9)

          Consists of 22,500 shares of common stock acquirable upon exercise of option exercisable before December 15, 2008. All amounts adjusted for the 1 for 20 reverse split of the Company’s common stock on August 29, 2005.

Messrs. Blum and Hannesson are brothers-in-law.

     Other than as described below, the Company has no knowledge of any other arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in control of the Company.

·	The Shaar Fund holds a convertible note, together with accrued interest thereon, and convertible Series J Preferred stock, together with accrued dividends on the Series H, I and J Preferred stock. The payment of accrued interest and dividends may be made in cash or common stock. The conversion of the note and the Series J Preferred stock, and the payment of interest and dividends in the form of common stock are subject to limitation, such that no conversion or payment in the form of stock can be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock. Should this limitation be removed, as much as an additional 63,953,329 shares of the Company’s common stock could be issued, which would result in a change in control of the Company.

     We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

EQUITY COMPENSATION PLAN INFORMATION

The following table reflects the number of shares of our common stock that, as of December 31, 2006, were outstanding and available for issuance under compensation plans that have previously been approved by our stockholders as well as compensation plans that have not previously been approved by our stockholders.

	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under equity
	warrants and rights	rights	compensation plans
Plan Category	(a)	(b)	(c)

Equity compensation plans approved
by security holders
1998 Stock Option Plan (1)(2)	456,404	$1.61	265,384

Equity compensation plans not
approved by security holders (3)(4)	5,474,358	$0.57	-

Total	5,930,762	$0.65	265,384

(1)	Consists of options issuable under the 1998 Stock Option Plan, as amended, as approved by the stockholders on September 12, 2003.

(2)	Consists of options issuable outside of the 1998 Stock Option Plan, as amended as approved by the stockholders on September 12, 2003.

(3)	Includes options to purchase a total of 3,757,568 shares issued to Mr. Brewer, Mr. DeAngelis, Mr. Jones, and Mr. Hannesson in November 2003 outside of the 1998 Stock Option Plan, as amended.

(4)	Includes warrants to purchase a total of 1,367,790 shares issued to Mr. Blum in November 2003.

     The following is a brief description of the material features of the equity compensation plans not approved by our stockholders that are reflected in the chart above.

     On November 19, 2003, our Board of Directors approved the issuance of stock options outside of the Company’s 1998 Stock Option Plan, as amended, and warrants for the Company’s common stock to executive officers and directors of the Company. A total of 3,854,068 fully vested, non-qualified stock options were issued with an exercise price of $0.57 and an expiration date of December 14, 2008 (as described in footnote 3 above). A warrant for a total of 1,367,790 shares of the

Company’s common stock was issued to a director with an exercise price of $0.57 and an expiration date of November 18, 2008 (as described in footnote 4 above). The purpose of these options and warrant is to advance the interests of our stockholders by enhancing our ability to attract, retain and motivate persons who make important contributions to the Company by providing them with equity ownership opportunities that better align their interests with those of our stockholders.

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

		# of Securities	Market Price of Stock	Exercise Price of	New	Length of Original Option
		Underlying Options	at Time of Repricing	Option at Time of	Exercise	Term At Date of
	Date	Repriced or Amended	or Amended (1)	Repricing	Price (2)	Repricing
Dr. Shelby T. Brewer (3)	10/2/2002	10,000	$0.57	$5.76	$ 0.57	12/14/2008
	10/2/2002	25,000	$0.57	$5.76	$ 0.57	12/14/2008
	10/2/2002	7,000	$0.57	$5.76	$ 0.57	12/14/2008
James M. DeAngelis (3)	10/2/2002	9,063	$0.57	$5.76	$ 0.57	12/14/2008
	10/2/2002	15,000	$0.57	$5.76	$ 0.57	12/14/2008
	10/2/2002	10,000	$0.57	$5.76	$ 0.57	12/14/2008
O. Mack Jones (3)	10/2/2002	9,375	$0.57	$5.76	$ 0.57	12/14/2008
	10/2/2002	5,000	$0.57	$5.76	$ 0.57	12/14/2008
	10/2/2002	7,500	$0.57	$5.76	$ 0.57	12/14/2008
Paul E. Hannesson (3)	10/2/2002	7,375	$0.57	$5.76	$ 0.57	12/14/2008
	10/2/2002	50,000	$0.57	$5.76	$ 0.57	12/14/2008
Bently J. Blum (3)	10/2/2002	3,500	$0.57	$5.76	$ 0.57	12/14/2008
	10/2/2002	3,500	$0.57	$5.76	$ 0.57	12/14/2008

	Total	162,313.00

(1)	Represents the closing price of our common stock on October 2, 2002 as reported by the AMEX Stock Market adjusted for the 1 for 20 reverse split of the Company’s common stock on August 29, 2005 ($0.57).

(2)	The exercise price of the new options is equal to 100% of the fair market value of our common stock on the date of grant of the new options, as determined by the last reported sales price of our common stock as reported by the AMEX Stock Market on the date we granted the new options. All amounts adjusted for the 1 for 20 reverse split of the Company’s common stock on August 29, 2005.

(3)	In October 2002 the following executive officers and directors voluntarily surrendered options to purchase shares of the Company’s common stock; Mr. Brewer, the Company’s Chairman of the Board and Chief Executive Officer, voluntarily surrendered options to purchase 42,000 shares of our common stock, after which the Company issued to him options to purchase 43,260 shares of our common stock; Mr. DeAngelis, the Company’s Chief Financial and Administrative Officer, Treasurer and Secretary at the time, voluntarily surrendered options to purchase 34,063 shares of our common stock, after which the Company issued to him options to purchase 35,084 shares of our common stock; Mr. Jones, the Company’s President and Chief Operating Officer, voluntarily surrendered options to purchase 21,875 shares of our common stock, after which the Company issued to him options to purchase 22,969 shares of our common stock; Mr. Hannesson, the Company’s former Chairman of the Board and Chief Executive Officer, voluntarily surrendered options to purchase 57,375 shares of our common stock, after which the Company issued to him options to purchase 59,096 shares of our common stock and Mr. Blum, a director, voluntarily surrendered options to purchase 7,000 shares of our common stock, after which the Company issued to him options to purchase 7,210 shares of our common stock, so long as all participants continue to be eligible participants under the 1998 Stock Option Plan, as amended.

SHAREHOLDER RETURN PERFORMANCE

     This graph compares our total stockholder returns, the Standard and Poor’s 500 Composite Stock Index, and the Russell 2000 Composite Stock Index. The graph assumes $100 invested at the per share closing price of the common stock of Commodore Applied Technologies, Inc. on the American Stock Exchange, from January 1, 2003 through March 6, 2003, and then on the Over the Counter Bulletin Board from that point forward.

Comparison of initial $100 investment in index versus the common stock of the Company.

	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006

CXIA	133.33	21.67	21.67	14.17	11.67

S&P 500	103.32	126.38	137.75	141.88	161.20

RUSSELL 2000	101.19	143.54	167.94	173.52	203.02

Executive Officers and Key Employees

     The executive officers of the Company are Dr. Shelby T. Brewer, who serves as Chairman of the Board and Chief Executive Officer, O. Mack Jones, who serves as President and Chief Operating Officer, and Ted R. Sharp, who serves as Chief Financial and Administrative Officer and Secretary and Treasurer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On October 2, 2002, Mr. Bentley Blum, a Director of the Company, had previously loaned the Company $125 thousand of cash installments over the period of one year (the “Blum Loan”). The Company elected to convert the Blum Loan to the Company’s common stock using the conversion feature of the 5-day average closing price of the Company’s common stock prior to October 2, 2002. On October 2, 2002, Blum issued a conversion notice for $125 thousand of the outstanding principal of the Blum Loan into 125,000 shares. Mr. Blum continued to provide cash installments in the form of a loan to the Company through February 2004 (the “Blum Demand Note”). The Blum Demand Note bears interest at 9% per annum and is due on demand. The current principal balance of the Blum Demand Note is approximately $312 thousand as of December 31, 2006 and remains unpaid as of April 17, 2007. See “MD&A – Liquidity and Capital Resources.”

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

     In November 2000, the Company completed $500 thousand in financing in the form of a loan (the “Weiss Group Note”) from a group of four investors. The Weiss Group Note bears interest at 12% per annum and was due and payable on February 12, 2001. All holders of the Weiss Group Note have granted payment extensions to the Company until January 15, 2005 in exchange for warrants for 125,000 shares of the Company’s common stock at an exercise price of $0.57. The current principal balance of the Weiss Group Note is approximately $252 thousand as of December 31, 2006 and remains unpaid as of March 31, 2007. See “MD&A – Liquidity and Capital Resources.”

     Effective February 14, 2004, the members of the Weiss Group Note voluntarily cancelled all issued warrants to purchase 75,000 shares at an exercise price of $1.00 per share of the Company’s common stock in connection with the Weiss Group Note.

     Effective February 15, 2004, the Company issued warrants to purchase 125,000 shares of its common stock at an exercise price of $0.57 per share to all holders of the Weiss Group Note in consideration of the extension of the due date of such loans by such persons from May 31, 2002 to January 15, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to the Company by its principal accountants during the years ended December 31, 2006 and December 31, 2005:

	2006	2005
Audit fees	$87,560	$83,000
Audit related fees	2,195	4,600
Tax fees	12,109	8,000
All other fees	-	-

Total	$101,864	$95,600

     Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10 Q, assistance with and review of documents filed with the SEC and comfort letters. Audit-related fees consist of fees related to the edgarization and filing of SEC forms.

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

Financial Information Systems Design and Implementation Fees

     There were no fees billed by Tanner LC or DeCoria, Maichel & Teague for services rendered in connection with financial information systems design and implementation services described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X during the fiscal year ended December 31, 2006.

Principal Accountant Independence

     The Audit Committee has determined that the provision of all non-audit services performed by the principal accountants were compatible with maintaining their independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company. (1)
3.2	By-Laws of the Company. (1)
4.1	Specimen common stock Certificate. (3)
4.11	Common Stock Purchase Agreements, dated as of September 26, 1997, by and between the
Company and each of certain private investors listed therein. (9)
4.19	Warrant to purchase shares of common stock of Commodore Applied Technologies, Inc.
issued to The Shaar Fund Ltd. (16)
4.20	Certificate of Designation of Series E Preferred Stock. (16)
4.21	Warrant to purchase shares of common stock of Commodore Applied Technologies, Inc.
issued to Avalon Research Group, Inc. (16)
4.22	Warrant to purchase shares of common stock of Commodore Applied Technologies, Inc.
issued to The Shaar Fund Ltd. (20)
4.22	Certificate of Designation of Series F Preferred Stock. (20)
4.23	Warrant to purchase shares of common stock of Commodore Applied Technologies, Inc.
issued to Avalon Research Group, Inc. (20)
4.24	Certificate of Designation of Series H Preferred Stock. (24)
4.25	Certificate of Designation of Series I Preferred Stock. (26)
4.26	Certificate of Designation of Series J Preferred Stock. (27)
10.15	Non-Competition, Non-Disclosure and Intellectual Property Agreement, dated March 29,
1996, between the Company and Gerry D. Getman. (1)
10.7	1996 Stock Option Plan of the Company. (1)
10.9	Nationwide Permit for PCB Disposal issued by the EPA to Commodore Remediation
Technologies, Inc. (1)
10.17	License Agreement, dated as of March 29, 1996, by and between the Company and
Environmental, relating to the use of SET in the CFC Business. (2)
10.32	Services Agreement, dated as of September 1, 1997, by and among the Company,
Environmental, Separation, Advanced Sciences and other affiliated companies named therein.
(14)
10.33	Amended and Restated 1996 Stock Option Plan. (13)
10.34	Securities Purchase Agreement, dated November 4, 1999, between Commodore Applied
Technologies, Inc. and The Shaar Fund Ltd. (16)
10.35	Registration Rights Agreement, dated November 4, 1999, between Commodore Applied
Technologies, Inc. and the Shaar Fund Ltd. (16)

10.37	Securities Purchase Agreement, dated March 15, 2000, between Commodore Applied
Technologies, Inc. and The Shaar Fund Ltd. (16)
10.38	Registration Rights Agreement, dated March 15, 2000, between Commodore Applied
Technologies, Inc. and the Shaar Fund Ltd. (16)
10.43	Specimen Form of Common Stock Certificate. (1)
10.50	Secured Promissory Note, dated November 13, 2000, issued to Klass Partners Ltd. in the principal amount of $250,000. (20)
10.51	Secured Promissory Note, dated November 13, 2000, issued to Mathers Associates in the principal amount of $150,000. (20)
10.52	Secured Promissory Note, dated November 13, 2000, issued to Jon Paul Hannesson in the principal amount of $75,000. (20)
10.53	Secured Promissory Note, dated November 13, 2000, issued to Stephen A. Weiss in the principal amount of $25,000. (20)
10.55	Securities Purchase Agreement, dated November 13, 2000, by and among Commodore

Applied Technologies, Inc., Commodore Environmental Services, Inc., Mathers Associates,
Klass Partners, Ltd., Jon Paul Hannesson and Stephen A. Weiss. (20)
10.56	Security Agreement, dated November 13, 2000 by and among Mathers Associates, Klass
Partners, Ltd., Jon Paul Hannesson, Stephen A. Weiss and Commodore Applied Technologies,
Inc. (20)
10.57	Registration Rights Agreement, dated November 13, 2000, among Mathers Associates, Klass
Partners, Ltd., Jon Paul Hannesson, Stephen A. Weiss and Commodore Applied Technologies,
Inc. (20)
10.58	Dispute Resolution Management, Inc. Undertaking Letter, dated November 13, 2000. (20)
10.59	Nationwide Permit Extension for PCB Disposal issued by the EPA to Commodore
Remediation Technologies, Inc. (20)
10.71	Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents,
dated April 16, 2001, by and among the Company, Commodore Environmental Services, Inc.,
Mathers Associates, Jon Paul Hannesson and Stephen A. Weiss. (20)
10.72	Klass Partners Ltd. Agreement for Amendment of CXI Bridge Loan Documents, dated April
16, 2001, by the Company and Klass Partners, Ltd. (20)
10.73	Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers
Associates. (20)
10.74	Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul
Hannesson. (20)
10.75	Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S.
Hannesson. (20)
10.76	Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A.
Weiss. (20)

10.77	Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents,
dated April 16, 2001, by and among the Company, Commodore Environmental Services, Inc.,
Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss. (23)
10.78	Warrant to purchase 222,222 shares of common stock of the Company issued to Klass
Partners. (23)
10.79	Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers
Associates. (23)
10.80	Warrant to purchase 41,666 shares of common stock of the Company issued to Jon Paul
Hannesson. (23)
10.81	Warrant to purchase 41,666 shares of common stock of the Company issued to Krista S.
Hannesson. (23)
10.82	Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A.
Weiss. (23)
10.84	Registration Rights Agreement dated May 22, 2001, between Commodore Applied
Technologies, Inc., and Dr. Marion Danna. (23)
10.85	Warrant to purchase 500,000 shares of common stock of the Company issued to Dr. Marion
Danna. (23)
10.89	Registration Rights Agreement dated June 13, 2001, between Commodore Applied
Technologies, Inc., and the Shaar Fund, Ltd. (23)
10.91	Warrant to purchase 166,667 shares of common stock of the Company issued to the Shaar
Fund, Ltd. (23)

10.102	Forbearance Agreement dated April 1, 2002, between Commodore Applied Technologies,
Inc., and Milford Capital & Management. (24)
10.103	Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents,
dated April 29, 2002, by and among the Company, Commodore Environmental Services, Inc.,
Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss. (24)
10.108	Settlement Agreement dated August 19, 2002 by and among Commodore Applied
Technologies, Inc., Dispute Resolution Management, Inc., William J. Russell and Tamie P.
Speciale. (24)
10.109	Liability Release Agreement dated August 19, 2002 by Dispute Resolution Management, Inc.,

William J. Russell and Tamie P. Speciale to Commodore Applied Technologies, Inc. (24)
10.110	Liability Release Agreement dated August 19, 2002 by Commodore Applied Technologies,
Inc. to Dispute Resolution Management, Inc., William J. Russell and Tamie P. Speciale. (24)
10.114	Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents,
dated November 18, 2002, by and among the Company, Commodore Environmental Services,
Inc., Mathers Associates, Klass Partners, Jon Paul Hannesson and Stephen A. Weiss. (24)
10.127	Warrant to purchase	27,355,800 shares of common stock issued to Blum Asset Trust. (25)
10.130	Memorandum of Understanding for Amendment of $500,000 CXI Bridge Loan Documents,
dated February 15, 2004, by and among the Company, Mathers Associates, Klass Partners, Jon
Paul Hannesson and Stephen A. Weiss. (25)
10.131	Warrant to purchase	222,222 shares of common stock of the Company issued to Klass
Partners. (25)
10.132	Warrant to purchase	166,667 shares of common stock of the Company issued to Mathers
Associates. (25)
10.133	Warrant to purchase	41,667 shares of common stock of the Company issued to Jon Paul
Hannesson. (25)
10.134	Warrant to purchase	41,667 shares of common stock of the Company issued to Krista S.
Hannesson. (25)
10.135	Warrant to purchase	27,778 shares of common stock of the Company issued to Stephen A.
Weiss. (25)
10.136	Warrant to purchase	500,000 shares of common stock of the Company issued to Klass
Partners. (25)
10.137	Warrant to purchase	300,000 shares of common stock of the Company issued to Mathers
Associates. (25)
10.138	Warrant to purchase	75,000 shares of common stock of the Company issued to Jon Paul
Hannesson. (25)
10.139	Warrant to purchase	75,000 shares of common stock of the Company issued to Krista S.
Hannesson. (25)
10.140	Warrant to purchase	50,000 shares of common stock of the Company issued to Stephen A.
Weiss. (25)
10.141	Warrant to purchase	444,444 shares of common stock of the Company issued to Klass
Partners. (25)
10.142	Warrant to purchase	333,334 shares of common stock of the Company issued to Mathers
Associates. (25)
10.143	Warrant to purchase	83,332 shares of common stock of the Company issued to Jon Paul
Hannesson. (25)
10.144	Warrant to purchase	83,332 shares of common stock of the Company issued to Krista S.
Hannesson. (25)
10.145	Warrant to purchase	55,556 shares of common stock of the Company issued to Stephen A.
Weiss. (25)
10.146	Series E Convertible Preferred automatic conversion date extension dated March 10, 2004, between the Company and The Shaar Fund, Ltd. (25)

10.147	Series F Convertible Preferred automatic conversion date extension dated April 9, 2004, between the Company and The Shaar Fund, Ltd. (25)
10.148	Dividend Forgiveness letter dated April 9, 2004, between the Company and The Shaar Fund,
Ltd. (25)
10.149	Promissory Note dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.150	Amended and Restated Security Agreement dated April 12, 2005, between the Company and
The Shaar Fund, Ltd. (26)
10.151	Patent Collateral Assignment dated April 12, 2005, between the Company and The Shaar
Fund, Ltd. (26)
10.152	Amended and Restated Guaranty and Suretyship Agreement dated April 12, 2005, between the
Company and The Shaar Fund, Ltd. (26)
10.153	Exchange Agreement dated April 12, 2005, between the Company and The Shaar Fund, Ltd.
(26)

10.154	Warrant to purchase 4,000,000 shares of common stock of the Company issued to Dr. Marion
Danna. (27)

10.155	Securities Purchase Agreement dated April 27, 2005, between Commodore Applied
Technologies, Inc., and Dr. Marion Danna. (27)
10.156	Registration Rights Agreement dated April 27, 2005, between Commodore Applied
Technologies, Inc., and Dr. Marion Danna. (27)
10.157	Amended Promissory Note effective October 1, 2005, between the Company and The Shaar
Fund, Ltd. (27)
10.158	Amended Exchange Agreement effective October 1, 2005, between the Company and The
Shaar Fund, Ltd. (27)
14.01	Code of Ethics of Commodore Applied Technologies, Inc. (26)
16.1	Letter regarding change in certifying accountant. (12)
16.2	Letter regarding change in certifying accountant. (17)
*22.1	Subsidiaries of the Company.
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
99.1	Debt Repayment Agreement, dated September 28, 1998, between the Company and
Environmental. (15)
99.2	Registration Rights Agreement, dated September 28, 1998, between the Company and
Environmental. (15)

* Filed herewith.

(1)	Incorporated by reference and filed as Exhibit to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 2, 1996 (File No. 333-4396).

(2)	Incorporated by reference and filed as Exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 11, 1996 (File No. 333-4396).

(3)	Incorporated by reference and filed as Exhibit to Registrant's Amendment No. 2 to Registration Amendment No.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 25, 1996 (File No. 333-4396).

(4)	Incorporated by reference and filed as Exhibit to Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 1, 1996 (File No. 333-4396).

(5)	Incorporated by reference and filed as Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996 (File No. 1-11871).

(6)	Incorporated by reference and filed as Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1997 (File No. 1-11871).

(7)	Incorporated by reference and filed as Exhibit to Amendment No. 3 to Registration Statement on Form S-1 of Separation filed with the Securities and Exchange Commission on January 23, 1997 (File No. 333-11813).

(8)	Incorporated by reference and filed as Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of Environmental filed with the Securities and Exchange Commission on April 15, 1997 (File No. 0-10054).

(9)	Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 1997 (File No. 1-11871).

(10)	Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 1998 (File No. 1-11871).

(11)	Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997 (File No. 1-11871).

(12)	Incorporated by reference and filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1996 (File No. 1-11871).

(13)	Incorporated by reference and filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 5, 1997 (File No. 333-41643).

(14)	Incorporated by reference and filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 (File No. 1-11871).

(15)	Incorporated by reference and filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 1999 (File No. 1-11871).

(16)	Incorporated by reference and filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 1999 (File No. 1-11871).

(17)	Incorporated by reference and filed as Exhibit to Amendment No. 5 to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 1999 (File No. 333-95445).

(18)	Incorporated by reference and filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999 (File No. 1-11871).

(19)	Incorporated by reference and filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2000 (File No. 1-11871).

(20)	Incorporated by reference and filed as an Exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on May 04, 2001 (File No. 1-11871).

(21)	Incorporated by reference and filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2001 (File No. 1-11871).

(22)	Incorporated by reference and filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2001 (File No. 1-11871).

(23)	Incorporated by reference and filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 15, 2002 (File No. 1-11871).

(24)	Incorporated by reference and filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on April 15, 2003 (File No. 1-11871).

(25)	Incorporated by reference and filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004 (File No. 1-11871).

(26)	Incorporated by reference and filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on April 15, 2005 (File No. 1-11871).

(27)	Incorporated by reference and filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006 (File No. 1-11871).

SIGNATURES

     Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2007

COMMODORE APPLIED TECHNOLOGIES, INC.

By:/s/ Ted R. Sharp Ted R. Sharp Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Shelby T. Brewer	Chairman of the Board and Chief	April	17,	2007

Dr. Shelby T. Brewer		Executive Officer (principal executive
		officer)

/s/	Ted R. Sharp	Chief Financial Officer (principal	April	17,	2007

Ted R. Sharp		financial officer)

/s/	Bentley J. Blum	Director	April	17,	2007

Bentley J. Blum

		Director	April	17,	2007

Dr. Frank E. Coffman

/s/	James M. DeAngelis	Director	April	17,	2007

James M. DeAngelis

		Director	April	17,	2007

Paul E. Hannesson

/s/	O. Mack Jones	Director	April	17,	2007

O. Mack Jones

/s/	Michael P. Kalleres	Director	April	17,	2007

VADM Michael P. Kalleres

		Director	April	17,	2007

Ambassador William A. Wilson

SUPPLEMENTALINFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The Company did not send an annual report or proxy material to its security holders during the 2006 fiscal year.