Form 10QSB
period 2007-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2007-05-21
CIK 1013556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the transition period from
_________
to
_________

COMMODORE APPLIED TECHNOLOGIES, INC

(Exact Name of Small Business Registrant as Specified in its Charter)

DELAWARE	001-11871	11-3312952

(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

507 Knight Street, Suite B, Richland, Washington		99352

(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:		(509) 943-2565

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

Yesþ No¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange

Act: Large accelerated filer¨ Accelerated filer¨ Non-accelerated filerþ

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes¨ Noþ

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,288,216 shares of Common Stock as of April 30, 2007

Transitional Small Business Disclosure format (check one): Yes¨ Noþ

SEC 2334 (9-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1. FINANCIAL STATEMENTS

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands except shares)

	March 31,	December 31,
ASSETS	2007	2006
	(unaudited)
Current assets:
Cash	$257	$127
Accounts receivable, net	292	802
Prepaid assets	84	138

Total current assets	633	1,067

Property and equipment, net	196	119
Other assets	140	57

Total assets	$969	$1,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$713	$1,012
Other accrued liabilities	5,182	5,165
Current portion of long-term debt	772	654

Total current liabilities	6,667	6,831

Long-term debt, net of current portion	6,884	6,509

Total liabilities	13,551	13,340

Commitments and contingencies

Stockholders' deficit:
Convertible Preferred Stock, Series H & J, par value $.001 per share aggregate liquidation value of $ 6,614 and $6,353 at March 31, 2007
December 31, 2006, respectively, 3% cumulative dividends for Series H,
10% cumulative dividends for Series J, 1,550,000 shares authorized
1,188,302 shares issued and outstanding as March 31, 2007 and
December 31, 2006	1	1

Common Stock, par value $.001 per share, 300,000,000 shares
authorized, 8,288,216 shares and 8,168,216 shares issued and
outstanding at March 31, 2007 and December 31, 2006, respectively	8	8
Additional paid-in capital	69,216	69,296
Accumulated deficit	(81,544)	(81,139)
Treasury stock, 171,875 shares	(263)	(263)

Total stockholders' deficit	(12,582)	(12,097)

The accompanying notes are an integral part of these consolidated financial statements

1

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31,
(Amounts in thousands except per share data)
(unaudited)
	2007	2006

Revenue	$870	$2,236

Costs and expenses:
Cost of revenue	606	1,732
General and administrative	467	642
Depreciation and amortization	16	-

Total costs and expenses	1,089	2,374

Loss from operations	(219)	(138)

Other income(expense):
	-	151
Interest expense	(188)	(151)

Net loss	(407)	(138)

Dividends accrued to preferred stockholders	(103)	(103)

Net loss applicable to common shareholders	$(510)	$(241)

Net loss per share - basic and diluted	$(0.06)	$(0.03)

Weighted average shares outstanding - basic and diluted	8,203	7,685

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31,
(Amounts in thousands)
(unaudited)
	2007	2006
Cash flows from operating activities:
Net loss	$(407)	$(138)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	16	-
	-	(151)
Issuance of common stock for services	23	-
Changes in assets and liabilities:
Accounts receivable, net	510	971
Prepaid assets	54	45
Other assets	(2)	-
Accounts payable and accrued liabilities	(386)	(498)

Net cash provided (used) - operating activities	(192)	229

Cash flows from investing activities:
Purchased Intangibles	(10)	-

Net cash used - investing activities	(10)	-

Cash flows from financing activities:
Payments on line of credit	-	(141)
Borrowings on debt	375	-
Borrowings (payments) on long-term debt and notes payable	(43)	142

Net cash provided by financing activities	332	1

Net change in cash and cash equivalents	130	230

Cash and cash equivalents at beginning of period	127	65

Cash and cash equivalents at end of period.	$257	$295

Supplemental disclosure of cash flow information:
Purchases of equipment by issuing debt	$90	$-

Purchases of intangibles by issuing debt	$70	$-

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1. The Company Background

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals and adjustments considered necessary for fair presentation) have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

During the first quarter of 2007, the Company entered into the Small Business (“SB”) filing format for its filing with the Securities and Exchange Commission. This format allows different and more limited disclosure than filings made by the Company for previous years; for example, the SB format requires only two years of financial information in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, compared to three years disclosed in previous filings.

Adoption of New Accounting Principles

On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of this Statement had no material impact on the Company’s financial position or result of operations.

On January 1, 2007, the Company adopted SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and:·Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;·Clarifies which interest-only strips are not subject to the requirements of SFAS No. 133;·Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;·Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and·Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements 1. The Company, Continued: Adoption of New Accounting Principles, Continued:

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three months ended March 31, 2007 as a result of the adoption of SFAS No 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

On January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140”. This Statement amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of this Statement had no material impact on the Company’s financial position or results of operations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of its assessment, management has determined that the Company is subject to examination of its income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three months ended March 31, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which will permit entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective in the Company’s 2008 financial statements. The Company has not yet determined the effect that adoption of SFAS 159 may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements, (SFAS 157), which will become effective in the Company’s 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. The Company has not yet determined the effect that adoption of SFAS 157 may have on its results of operations or financial position.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

2. Net Loss per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The dilutive effect of convertible and exercisable securities would be:

	March 31,	March 31,
For periods ended	2007	2006

Stock options and warrants	5,880,761	6,029,463
Convertible debt and interest accrued thereon	44,628,306	24,971,649
Convertible preferred stock and accrued dividends	30,382,720	20,754,893

Total possible dilution	80,891,787	51,756,005

Conversion of the convertible debt, preferred stock and associated interest and dividends is subject to provisions that limit the total of these conversions to less than 5% beneficial ownership by the holder. For the periods ended March 31, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

3. Commitments & Contingencies

Contracts of the Company may be subjected to audit by the DCAA. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. On January 25, 2007, the Company received a letter from the Department of Energy regarding a DCAA audit of a single contract of Commodore Applied Technologies for the period January 1995 through December 1999. The DCAA asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during said period. The Company had previously recorded a liability totaling $376 thousand (included in other accrued liabilities for the quarter ended March 31, 2007 and year ended December 31, 2006) as a reserve to settle any claims, including related legal fees and professional fees, that may be incurred related to this issue. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Communications with DCAA auditors subsequent to the close of the quarter ended March 31, 2007 support management’s estimation that accrued liabilities are sufficient to cover potential audit findings.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company’s 2006 Annual Report Form 10-K, Applied incurred losses and negative cash flows from operating activities for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007 and 2006 respectively. Applied also has a working capital deficit of $6,034 thousand and an accumulated deficit of $81,544 thousand at March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

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

Commodore Applied Technologies, Inc. and Subsidiaries Notes to Consolidated Financial Statements

4. Segment Information

Commodore Applied Technologies, Inc. and Subsidiaries Segment Information For the Three Months Ended March 31, 2007

(Amounts in thousands) (unaudited)

		Advanced		Corporate
	Total	Sciences	Solutions	& Other

Revenue	$870	$870	$-	$-

Costs and expenses:
Cost of revenue	606	606	-	-
General and administrative	467	120	-	347
Depreciation and amortization	16	16	-	-

Total costs and expenses	1,089	742	-	347

Loss from operations	(219)	128	-	(347)

Other income(expense):
Gain on settlement of note payable	-	-	-	-
Interest expense	(188)	(1)	-	(187)

Net loss	$(407)	$127	$-	$(534)

Total Assets	$969	$854	$-	$115

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

OVERVIEW

     The Company is engaged in providing a range of environmental remediation and technical services to the public and private sectors related to (i) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste; and (ii) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products.

     The Company has contracts with various government agencies and private companies in the U.S. As some government contracts are funded in one-year increments, there is a possibility for cutbacks as these contracts constitute a major portion of the Company’s revenues, and such a reduction would materially affect operations. However, management believes the Company’s existing client relationships will allow it to obtain new contracts in the future. The Company has access to technologies related to the separation and destruction of mixed waste, polychlorinated biphenyls (“PCBs”) and chlorofluorocarbons (“CFCs”). The Company is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures.

     The Company has identified two reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131. These two segments are as follows: Commodore Advanced Sciences, Inc., which primarily provides various environmental sampling, analysis and data management services to Government agencies on a lump sum and fixed cost basis; and Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste through it SET technology, as described more fully in the Company’s filing of Form 10-K for the year ended December 31, 2006. While Commodore Solutions does not have any revenue or expense activities for the quarter ended March 31, 2007, the Company has multiple quotes and selling efforts currently under consideration by departments of the U.S. government which may re-invigorate this segment in late 2007.

     During the quarter ended March 31, 2007, the Company entered into an agreement to purchase the equipment and subcontracting rights for two contracts from American Aquatics, Inc. The purchase totaled $170,000 and was completed with $10 thousand cash and $160 thousand in debt obligation to the seller. The Company also hired American Aquatics’ outstanding biological staff, who have extensive experience in evaluation of aquatic ecosystems and collection and identification of benthic macro-invertebrates. The Company’s new capabilities include fish and aquatic insect collection, taxonomy and enumeration. Management considers this acquisition as a natural expansion of the Company’s environmental capabilities into the biological monitoring and ecological studies arena, adding a new dimension which will enable the Company to better serve the diverse needs of its clients. The Company now operates the only benthic laboratory in the eastern United States that is licensed and capable of handling aquatic samples that are potentially contaminated with radioactivity, while simultaneously processing uncontaminated samples. The Company provides these sampling and laboratory services at Oak Ridge National laboratory and at the Environmental Restoration Program and DOE’s Paducah, Kentucky site. The total revenues to the Company from the two contracts are expected to be approximately $350,000 in 2007.

     During the first quarter of 2007, the Company entered into the Small Business (“SB”) filing format for its filing with the Securities and Exchange Commission. This format allows different and more limited disclosure than filings made by the Company for previous years; for example, the SB format requires only two years of financial information in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, compared to three years disclosed in previous filings.

RESULTS OF OPERATIONS

Quarter ended March 31, 2007 compared to Quarter ended March 31, 2006

     Revenues were $870 thousand for the quarter ended March 31, 2007, compared to $2.2 million for the quarter ended March 31, 2006. Revenues for the most recent quarter were primarily from environmental remediation and scientific services performed for the United States government under two contracts similar to those in place in 2006. The decrease in revenues is primarily the result of the revision of the Environmental Data Acquisition and Management contract (“EDAM”) by Bechtel Jacobs Company LLC of Oak Ridge, TN (“BJC”) contract to a lower total amount, due to (1) BJC performing more self-assessment tasks and (2) the removal of management of subcontracted laboratory activities from the contract. The latter modification to the contract resulted in less pass-through revenues to subcontractors, which were performed at little or no margin to the Company.

     Cost of revenues were $606 thousand for the quarter ended March 31, 2007, compared to $1.7 million for the quarter ended March 31, 2006 The decrease in cost of revenues was the natural result of the renewal of the EDAM contract at lower amounts as described above. The decreased contract revenue required decreased labor and supplies to perform revenue-producing activities. The Company’s backlog at March 31, 2007 totals $2.1 million, all of which represents work to be completed during the immediately following 12 months. This compares to a backlog of approximately $9.8 million at March 31, 2006, not all of which was performed during calendar year 2006. Revenues and associated expenses in relation to the EDAM contract are expected to be lower for calendar 2007 when compared to 2006 as a result of the reduced backlog at the beginning of 2007.

     Contracts of the Company may be subjected to audit by the DCAA. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. On January 25, 2007, the Company received a letter from the Department of Energy regarding a DCAA audit of a single contract of Commodore Applied Technologies for the period January 1995 through December 1999. The DCAA asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during said period. The Company had previously recorded a liability totaling $376 thousand (included in other accrued liabilities for the quarter ended March 31, 2007 and year ended December 31, 2006) as a reserve to settle any claims, including related legal fees and professional fees, that may be incurred related to this issue. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Communications with DCAA auditors subsequent to the close of the quarter ended March 31, 2007 support management’s estimation that accrued liabilities are sufficient to cover potential audit findings.

     General and administrative expenses for the quarter ended March 31, 2007 were $467 thousand compared to $642 thousand for the quarter ended March 31, 2006. This decrease is due to the reduction of general and indirect costs due to the reduction in the EDAM contract and restructuring steps throughout 2006, including consolidating remote offices and reductions in headcount, which were in effect for the full March 2007 quarter.

     Interest expense increased to $188 thousand for the quarter ended March 31, 2007 from $151 thousand in the quarter ended March 31, 2006, or 25%, due to increases in interest bearing debt, somewhat offset by lower balances on the Company’s line of credit.

     For the quarter ended March 31, 2007, the Company incurred a net loss of $407 thousand compared to a net loss of $138 thousand for the quarter ended March 31, 2006. The decrease in gross margins could not be accompanied by a commensurate decrease in general and administrative expenses, which are more fixed in nature, and interest expense associated with the continuing high level of debt. To attain profitability, the Company will be required to obtain significant new contracts, reduce expense levels or accomplish a combination of both.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2007 and March 31, 2006 the Company had $0 and $141 thousand outstanding balance, respectively, on our two million dollar receivables revolving line of credit. The line of credit is collateralized by worthy receivables of Advanced Sciences.

     The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements. The Company's current monthly operating expenses exceed cash revenues by approximately $110 thousand at March 31, 2007. Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. In addition, the Company owes $654 thousand in loans that are currently due or are payable on demand as of March 31, 2007. Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

     The Company has experienced a significant decrease in total assets for the quarter ended March 31, 2007. The majority of the decrease was attributable to a reduction in accounts receivable. Accounts receivable at March 31, 2007 was $292 thousand compared to $802 thousand at December 31, 2006. The decrease in accounts receivable is due to the decreases in revenue contribution by Advanced Sciences from the EDAM contract in Oak Ridge, TN resulting from the renewal of that contract and a lower total revenue amount in the third quarter of 2006.

     The report of the Company’s independent registered public accounting firms on its fiscal 2005 and 2006 consolidated financial statements contains a “going concern” qualification in which they express substantial doubt about the Company’s ability to continue in business. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

     As shown in the Consolidated Statement of Cash Flows for the quarters ended March 31, 2007 and 2006, the Company incurred losses of $407 thousand and $138 thousand respectively. The Company has also experienced net cash outflows from operating activities of $192 thousand for the quarter ended March 31, 2007 compared to net cash inflows from operating activities of $229 thousand for the quarter ended March 31, 2006.

     The Company had net cash outflows of $10 thousand representing cash paid for purchased intangibles as part of the acquisition of certain assets and contract rights from American Aquatics, Inc. in January of 2007. The Company also took on a total of $160 thousand in debt related to purchases of equipment and intangibles as part of this acquisition. On May 12, 2007, $128 thousand of this debt is due and payable. The Company is in the process of negotiation for extension of payment over a lengthened period of time. The Company may not be successful in extending this debt obligation.

     The Company had net cash provided from financing activities of $332 thousand for the quarter ended March 31, 2007 compared to $1 thousand for the quarter ended March 31, 2006. Cash inflows from borrowings of $375 thousand during the March 2007 quarter were reduced by $43 thousand of payments on long-term debt and notes payable. In the March 2006 quarter, cash inflows from long-term debt and notes payable of $142 thousand were reduced by $141 thousand of payments on the Company’s line of credit.

     At March 31, 2007 and December 31, 2006, the Company had stockholders’ deficit of $12.6 million and $12.1 million, respectively. The Company’s net increase in stockholders’ deficit from December 31, 2006 to March 31, 2007 is primarily due to the loss for the quarter ended March 31, 2007. At March 31, 2007 and December 31, 2006 the Company had working capital deficit of $6.0 million and $5.8 million, respectively. The increase in the working capital deficit is mainly due to the decrease in Company’s accounts receivable, net.

     The Company has significant interest, dividend and principal payments due within the 12 months following the quarter ended March 31, 2007, most of which is due to the Schaar Fund, either as interest or dividend payments. Management is currently in discussions with the Shaar Fund, which holds the convertible long-term debt and the preferred stock, to extend the payment requirements on these obligations. Should the Company be unsuccessful in these negotiations, it would be in default on these obligations and subject to possible collection or enforcement actions.

     During the quarter ended March 31, 2007, the Company deferred an additional $51 thousand of compensation, representing a portion of the total compensation for certain of its executive officers. At March 31, 2007, the Company had deferred a total of $1.9 million of compensation for three officers.

     The Company has placed multiple quotes to perform services under contract with multiple U.S. Department of Energy installations. To achieve long-term stability, profitability and positive cash flows from operations, the Company will need to land significant additional contract revenues in the months following in 2007.

Stockholder Deficit

     The current principal balance of the New Shaar Note is $6.9 million as of March 31, 2007 and remains unpaid as of April 16, 2007. Both the Note and associated accrued and unpaid interest are convertible into shares of the Company’s common stock, subject to maximum ownership limitations by the holder of the convertible note.

     Cumulative unpaid dividends on all series of preferred stock are $877 thousand and $361 thousand at March 31, 2007 and 2006, respectively. Both the dividend payable and the preferred stock are convertible into shares of the Company’s common stock, subject to maximum ownership limitations by the holder of the preferred shares.

     On March 5, 2007, the Company issued 120,000 shares of common stock to an investor relations firm as part of a contract entered into in November 2006 for investor relations services. The Company recognized $23 of non-cash general and administrative expense as a result of this transaction.

ITEM 3. CONTROLS AND PROCEDURES

     The Company’s controls and procedures have been adequately designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The controls and procedures are adequately designed to ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information has been recorded, processed, summarized and reported on a timely basis, and that information required to be disclosed has been accumulated and communicated to them in a timely fashion to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On March 5, 2007, the Company issued 120,000 shares of common stock to an investor relations firm in consideration for the second six months of services to be provided under an agreement entered into in the third quarter of 2006. The Company recorded investor relations expense of $23 thousand in the quarter ended March 31, 2007, the value of the shares issued at the average market price of $0.19 on the date of issue. This issuance of securities was made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Exhibit	10.1	Purchase Agreement dated January 15, 2007 for certain equipment and contract rights from
		American Aquatics, Inc.
Exhibit	31.1	Certification of Dr. Shelby T. Brewer, Chief Executive Officer, pursuant to Section 302 of
		the Sarbanes-Oxley Act of 2002.
Exhibit	31.2	Certification of Ted R. Sharp, Chief Financial Officer pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002.
Exhibit	32.1	Certification of Dr. Shelby T. Brewer, Chief Executive Officer, pursuant to 18 U.S.C. 1350.
Exhibit	32.2	Certification of Ted R. Sharp, Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007

COMMODORE APPLIED TECHNOLOGIES, INC. By /s/ Dr. Shelby T Brewer Dr. Shelby T. Brewer, Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007

COMMODORE APPLIED TECHNOLOGIES, INC. By /s/ Ted R. Sharp Ted R. Sharp, Chief Financial Officer