Form 10QSB
period 2007-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2007-08-17
CIK 1013556

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-11871

COMMODORE APPLIED TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in its Charter)

DELAWARE	11-3312952
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

507 Knight Street, Suite B
Richland, Washington	99352
(Address of Principal Executive Offices)	(Zip Code)

(509) 943-2565

(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at July 31, 2007:      8,288,216

Transitional Small Business format (check one):   Yes     No

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, June 30, 2007 and December 31, 2006

1

Statements of Operations for the three and six month periods ended June 30, 2007 and 2006

2

Statements of Cash Flows for the six month periods ended June 30, 2007 and 2006

3

Notes to Financial Statements

4

Item 2:  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

8

Item 3:  Controls and Procedures

11

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

11

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3:  Default Upon Senior Securities

11

Item 4:  Submission of Matters to a Vote of Security Holders

11

Item 5:  Other Information

12

Item 6:  Exhibits

12

Signatures

13

PART I

ITEM 1.  FINANCIAL STATEMENTS

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands except shares)
	(unaudited)
	June 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash	$ 78	$ 127
Accounts receivable, net	471	802
Prepaid assets	135	138
Inventory	58	-
Total current assets	742	1,067
Property and equipment, net	199	119
Other assets	128	57
Total assets	$ 1,069	$ 1,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 714	$ 1,012
Accrued interest	1,729	1,249
Deferred wages	1,950	1,883
Preferred dividends payable	980	773
Loss contingency accrual	376	376
Other accrued liabilities	493	884
Current portion of long-term debt	922	654
Total current liabilities	7,164	6,831
Long-term debt, net of current portion	7,259	6,509
Total liabilities	14,423	13,340

Commitments and contingencies

Stockholders' deficit:
Convertible Preferred Stock, Series H & J, par value $.001 per share aggregate liquidation value of $6,353 at June 30, 2007 and December 31,
2006, respectively, 3% cumulative dividends for Series H, 10% cumulative dividends for Series J, 1,550,000 shares authorized 1,188,302 shares
issued and outstanding as of June 30, 2007 and December 31, 2006.	1	1
Common Stock, par value $.001 per share, 300,000,000 shares
authorized, 8,288,216 shares and 8,168,217 shares issued and
outstanding at June 30, 2007 and December 31, 2006, respectively	8	8
Additional paid-in capital	69,112	69,296
Accumulated deficit	(82,212)	(81,139)
Treasury stock, 171,875 shares at cost	(263)	(263)
Total stockholders' deficit	(13,354)	(12,097)
Total liabilities and stockholders' deficit	$ 1,069	$ 1,243

The accompanying notes are an integral part of these consolidated financial statements

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenue	$ 719	$ 1,826	$ 1,589	$ 4,062

Costs and expenses:
Cost of revenue	900	1,732	1,506	3,759
General and administrative	262	421	729	766
Depreciation and amortization	24	8	40	8
Total costs and expenses	1,186	2,161	2,275	4,533

Loss from operations	(467)	(335)	(686)	(471)

Other income(expense):
Gain on settlement of note payable	-	-	-	151
Interest expense	(199)	(159)	(387)	(310)

Net loss	(666)	(494)	(1,073)	(630)

Dividends accrued to preferred stockholders	(103)	(103)	(206)	(206)

Net loss applicable to common shareholders	$ (769)	$ (597)	$ (1,279)	$ (836)

Net loss per share - basic and diluted	($0.09)	($0.08)	($0.16)	($0.11)

Weighted average shares outstanding - basic and diluted	8,288	7,776	8,245	7,776

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Amounts in thousands) (unaudited)
	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	($1,073)	($630)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	40	8
Gain on settlement of note payable	-	(151)
Issuance of common stock for services	23	-
Changes in assets and liabilities:
Accounts receivable, net	331	550
Prepaid assets	3	3
Inventory	(58)	-
Other assets	(74)	223
Accounts payable and accrued liabilities	(64)	(317)
Net cash used - operating activities	(872)	(314)

Cash flows from investing activities:
Equipment purchased or constructed	(17)	-
Purchased Intangibles	(10)	-
Net cash used - investing activities	(27)	-

Cash flows from financing activities:
Borrowings on debt	827	500
Payments on long-term debt and notes payable	(91)	(109)
Advance to related parties, net	-	(1)
Increase in (repayment of) line of credit	114	(141)
Net cash provided - financing activities	850	249

Net change in cash and cash equivalents	(49)	(65)

Cash and cash equivalents at beginning of period	127	65
Cash and cash equivalents at end of period	$ 78	$ -

Supplemental disclosure of cash flow information:
Purchase of equipment by issuing debt	$ 103	$ -
Purchase of intangibles by issuing debt	$ 70	$ -

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals and adjustments considered necessary for fair presentation) have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

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

Adoption of New Accounting Principles

On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of this Statement had no material impact on the Company’s financial position or result of operations.

On January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and:

•

Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•

Clarifies which interest-only strips are not subject to the requirements of SFAS No. 133;

•

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•

Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•

Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.

The Company, Continued:

Adoption of New Accounting Principles, Continued:

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three months ended March 31, 2007 as a result of the adoption of SFAS No. 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

On January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140.”  This Statement amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of this Statement had no material impact on the Company’s financial position or results of operations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of its assessment, management has determined that the Company is subject to examination of its income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three months ended June 30, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

Other Intangibles

The Company accounts for intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”)    No. 142, “Goodwill and Other Intangible Assets.”  Other intangibles, which consist of subcontractor contracts acquired from American Aquatics during the first quarter of 2007, are amortized over the remaining life of the contracts. Amortization of other intangibles was $11 thousand and $13 thousand for the three and six months ended June 30, 2007, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which will permit entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective in the Company’s 2008 financial statements. The Company has not yet determined the effect that adoption of SFAS 159 may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements, (“SFAS 157”), which will become effective in the Company’s 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. The Company has not yet determined the effect that adoption of SFAS 157 may have on its results of operations or financial position.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.

The Company, Continued:

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.

Net Loss per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The dilutive effect of convertible and exercisable securities would be:

	June 30,	June 30,
For periods ended	2007	2006

Stock options and warrants	5,930,762	5,979,130
Convertible debt and interest accrued thereon	50,307,194	42,624,021
Convertible preferred stock and accrued dividends	28,120,245	30,386,243
Total possible dilution	84,358,201	78,989,394

Conversion of the convertible debt, preferred stock and associated interest and dividends is subject to provisions that limit the total of these conversions to less than 5% beneficial ownership by the holder.  For the periods ended June 30, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

3.

Commitments & Contingencies

Contracts of the Company may be subjected to audit by the DCAA. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. On January 25, 2007, the Company received a letter from the Department of Energy regarding a DCAA audit of a single contract of Commodore Applied Technologies for the period January 1995 through December 1999. The DCAA asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during said period. The Company had previously recorded a liability totaling $376 thousand  as a reserve to settle any claims, including related legal fees and professional fees, that may be incurred related to this issue. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Communications with DCAA auditors subsequent to the close of the quarter ended June 30, 2007 support management’s estimation that accrued liabilities are sufficient to cover potential audit findings.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.

Commitments and Contingencies, Continued:

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Applied will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the Company’s 2006 Annual Report Form 10-K, Applied incurred losses and negative cash flows from operating activities for the years ended December 31, 2006, 2005 and 2004 and for the six months ended June 30, 2007 and 2006 respectively.  Applied also has a working capital deficit of $6,422 thousand and an accumulated deficit of $82,212 thousand at June 30, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

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

4.

Segment Information

Commodore Applied Technologies, Inc. and Subsidiaries Segment Information For the Six Months Ended June 30, 2007 (Amounts in thousands) (unaudited)
	Total	Advanced Sciences	Solutions	Corporate & Other

Revenue	$ 1,589	$ 1,589	$ -	$ -

Costs and expenses:
Cost of revenue	1,506	1,506	-	-
General and administrative	729	162	-	567
Depreciation and amortization	40	40	-	-
Total costs and expenses	2,275	1,708	-	567

Loss from operations	(686)	(119)	-	(567)

Other income(expense):

Interest expense	(387)	(1)	-	(386)

Net loss	$ (1,073)	$ (120)	$ -	$ (953)

Total Assets	$ 1,069	$ 962	$ -	$ 107

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

OVERVIEW

The Company is engaged in providing a range of environmental remediation and technical services to the public and private sectors related to (i) providing services related to environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste; and (ii) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products.

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

The Company has identified two reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131.  These two segments are as follows:  Commodore Advanced Sciences, Inc., which primarily provides various environmental sampling, analysis and data management services to government agencies on a lump sum and fixed cost basis; and Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste through the Company’s SET technology, as described more fully in the Company’s filing of Form 10-K for the year ended December 31, 2006.  While Commodore Solutions does not have any revenue or expense activities for the quarter ended June 30, 2007, the Company has multiple quotes and selling efforts currently under consideration by departments of the U.S. government which may re-invigorate this segment in late 2007.

During the first quarter, the Company entered into an agreement to purchase the equipment and subcontracting rights for two contracts from American Aquatics, Inc.  The Company also hired American Aquatics’ outstanding biological staff, who have extensive experience in evaluation of aquatic ecosystems and collection and identification of benthic macro-invertebrates.  The Company’s added capabilities include fish and aquatic insect collection, taxonomy and enumeration.  Management considers this acquisition as a natural expansion of the Company’s environmental capabilities into the biological monitoring and ecological studies arena, adding a new dimension which will enable the Company to better serve the diverse needs of its clients. The Company now operates the only benthic laboratory in the eastern United States that is licensed and capable of handling aquatic samples that are potentially contaminated with radioactivity, while simultaneously processing uncontaminated samples.  The Company provides these sampling and laboratory services at Oak Ridge National Laboratory and at the Environmental Restoration Program at DOE’s Paducah, Kentucky site.  During the quarter ended June 30, 2007, the Company began to see increased interest among its existing and new clientele for the services offered by this new addition, with small incremental additions to the Company’s revenue stream.  While the increase is not significant as of the end of the quarter, Management feels that the strategic objectives of acquiring these new capabilities may begin to net returns to the Company in coming quarters.

At the beginning of the second quarter, the Company entered into the business of selling supplies for sampling, testing and other uses to a variety of customers.  One person was added to the headcount and inventory to support this resale business was purchased.  This business shows promise, with revenues approximating $230,000 per quarter, which represents an approximate revenue level at which this new operation will begin to contribute positive results at the income for operations line on the Statement of Operations in future quarters.  Management is watching the growth of revenues and expense performance carefully to assure that this venture yield favorable results in profitability and cash flows by the end of 2007.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2007 compared to Quarter ended June 30, 2006

Revenues for the three and six months ended June 30, 2007 were $719 thousand and $1.6 million compared to $1.8 million and $4.1 million for the three and six months ended June 30, 2006. Revenues for the most recent quarter were primarily from environmental remediation and scientific services performed for the United States government under two contracts similar to those in place in 2006.  The decrease in revenues is primarily the result of the revision of the Environmental Data Acquisition and Management contract (“EDAM”) by Bechtel Jacobs Company LLC of Oak Ridge, TN (“BJC”) to a lower total amount, due to (1) BJC performing more self-assessment tasks and (2) the removal of management of subcontracted laboratory activities from the contract. The latter modification to the contract resulted in less pass-through revenues to subcontractors, which were performed at little or no margin to the Company.  Additionally, the Company has seen a reduction of testing activities in recent quarters as government spending has been shifted toward support of the war in Iraq and continued recovery and rebuilding efforts resulting from Katrina and other significant natural disasters.

Cost of revenues for the three and six months ended June 30, 2007 were $900 thousand and $1.5 million compared to $1.7 million and $3.8 million for the three and six months ended June 30, 2006  The decrease in cost of revenues was the natural result of the renewal of the EDAM contract at lower amounts as described above. The decreased contract revenue required decreased labor and supplies to perform revenue-producing activities. Revenues and associated expenses in relation to the EDAM contract are expected to be lower for calendar year 2007 when compared to 2006 as a result of the reduced backlog at the beginning of 2007.

Contracts of the Company may be subjected to audit by the DCAA. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. On January 25, 2007, the Company received a letter from the Department of Energy regarding a DCAA audit of a single contract of Commodore Applied Technologies for the period January 1995 through December 1999. The DCAA asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during said period. The Company had previously recorded a liability totaling $376 thousand as a reserve to settle any claims, including related legal fees and professional fees, that may be incurred related to this issue. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Communications with DCAA auditors during and subsequent to the close of the quarter ended June 30, 2007 indicate that this matter is nearing a close and that Management’s earlier accrual is sufficient to cover final audit findings. Final settlement should occur in the third quarter of 2007.

General and administrative expenses for the three and six months ended June 30, 2007 were $262 thousand and $729 thousand compared to $421 thousand and $766 thousand for the three and six months ended June 30, 2006. This decrease is due to the reduction of general and indirect costs due to the reduction in the EDAM contract and restructuring steps throughout 2006, including consolidating remote offices and reductions in headcount, which were in effect for the duration of the first half of 2007.

Interest expense increased to $199 thousand and $387 thousand for the three and six months ended June 30, 2007 from $159 thousand and $310 for the three and six months ended June 30, 2006, an increase of 25%. This is the result of an increase in interest bearing debt, which was offset by an average decrease in borrowings under the Company’s line of credit for the six months ended June 30, 2007.

For the three and six months ended June 30, 2007, the Company incurred a net loss of $666 thousand and $1,073 thousand compared to a net loss of $494 thousand and $630 thousand for the three and six months ended June 30, 2006.  The decrease in gross margins could not be accompanied by a commensurate decrease in general and administrative expenses, which are more fixed in nature, and interest expense associated with the continuing high level of debt.  To attain profitability, the Company will be required to obtain significant new contracts, reduce expense levels or accomplish a combination of both.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007 and June 30, 2006 the Company had $0 and $141 thousand outstanding balance, respectively, on our two million dollar revolving line of credit secured by the Company’s receivables. The line of credit is collateralized by worthy receivables of Advanced Sciences.

The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The Company's current monthly operating expenses exceed cash revenues by approximately $125 thousand at June 30, 2007.  Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company.  If this lender decided to discontinue advances, the Company would not be able to meet its current obligations.  In addition, the Company owes $564 thousand in loans that are currently due or are payable on demand as of June 30, 2007.  The Company is currently in negotiations with the holders of this debt to settle this debt with partial payment in the form of common stock and extended terms on the balance.  No agreement has been reached and the Company is currently in default on these loans.

The Company has experienced a significant decrease in total assets for the six months ended June 30, 2007. The majority of the decrease was attributable to a reduction in accounts receivable. Accounts receivable at June 30, 2007 was $471 thousand compared to $802 thousand at December 31, 2006.  The decrease in accounts receivable is due to the decreases in revenue contribution by Advanced Sciences from the EDAM contract in Oak Ridge, TN resulting from the renewal of that contract and a lower total revenue amount in the third quarter of 2006.

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

As shown in the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006, the Company incurred losses of $1,073 thousand and $630 thousand, respectively.  The Company has also experienced net cash outflows from operating activities of $872 thousand for the six months ended June 30, 2007 compared to net cash outflows from operating activities of $314 thousand for the six months ended June 30, 2006.  The Company had net cash outflows of $10 thousand representing cash paid for purchased intangibles as part of the acquisition of certain assets and contract rights from American Aquatics, Inc. in January of 2007.  The Company also took on a total of $173 thousand in debt related to purchases of equipment and intangibles as part of this acquisition.  The remaining balance of this debt is due and payable within 12 months of the close of the June 2007 quarter.

The Company had net cash outflows from financing activities of $27 thousand for the six months ended June 30, 2007 compared to $0 for the six months ended June 30, 2006.  Cash inflows from borrowings of $941 thousand during the period ended June 30, 2007 were reduced by $91 thousand of payments on long-term debt and notes payable.  For the six months ended June 30, 2006, cash inflows from long-term debt and notes payable of $500 thousand were reduced by $251 thousand of payments on the Company’s line of credit and other obligations.

At June 30, 2007 and December 31, 2006, the Company had stockholders’ deficit of $13.4 million and $12.1 million, respectively.  The Company’s net increase in stockholders’ deficit from December 31, 2006 to June 30, 2007 is primarily due to the losses incurred for the first and second quarter of 2007.  At June 30, 2007 and December 31, 2006 the Company had working capital deficit of $6.4 million and $5.8 million, respectively.  The increase in the working capital deficit is mainly due to the decrease in the Company’s net accounts receivable and cash.

The Company has significant interest, dividend and principal payments due within the 12 months following the quarter ended June 30, 2007, most of which is due to the Shaar Fund, either as interest or dividend payments.  To date, the Shaar Fund has been willing to extend the due dates of the payments on these instruments.  Should the Shaar Fund change its position or call the interest, dividend and principal payments, the Company would be in default on these obligations and subject to possible collection or enforcement actions.

During the quarter ended June 30, 2007, the Company deferred an additional $17 thousand of compensation, representing a portion of the total compensation for certain of its executive officers.  At June 30, 2007, the Company had deferred a total of $1.9 million of compensation for three officers.

The Company has placed multiple quotes to perform services under contract with several U.S. Department of Energy installations.  To achieve long-term stability, profitability and positive cash flows from operations, the Company will need to land significant additional contract revenues in the months following in 2007.

Stockholder Deficit

The current principal balance of the New Shaar Note is $7.3 million as of June 30, 2007 and remains unpaid as of July 31, 2007.  Both the Note and associated accrued and unpaid interest are convertible into shares of the Company’s common stock, subject to maximum ownership limitations by the holder of the convertible note.

Cumulative unpaid dividends on all series of preferred stock are $980 thousand and $568 thousand at June 30, 2007 and 2006, respectively.  Both the dividend payable and the preferred stock are convertible into shares of the Company’s common stock, subject to maximum ownership limitations by the holder of the preferred shares.

On March 5, 2007, the Company issued 120,000 shares of common stock to an investor relations firm as part of a contract entered into in November 2006 for investor relations services.  The Company recognized $23 thousand of non-cash general and administrative expense as a result of this transaction.

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, our management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are  adequately designed and effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for accurate and timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2007, the Company issued 120,000 shares of common stock to an investor relations firm in consideration for the second six month period of services provided under an agreement entered into in the third quarter of 2006. The Company recorded investor relations expense of $23 thousand in the quarter ended March 31, 2007, the value of the shares issued at the average market price of $0.19 on the date of issue.  This issuance of securities was made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

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

Date:  August 17, 2007

COMMODORE APPLIED TECHNOLOGIES, INC.

By   /s/  Dr. Shelby T Brewer

Dr. Shelby T. Brewer, Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 17, 2007

COMMODORE APPLIED TECHNOLOGIES, INC.

By   /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

13