Form 10QSB
period 2007-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2007-11-14
CIK 1013556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2007

or

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

Yes  ☑     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):    Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  8,288,216 shares of Common Stock as of October 31, 2007.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, September 30, 2007 and December 31, 2006

1

Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006

2

Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006

3

Notes to Financial Statements

4

Item 2:  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

8

Item 3:  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

13

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3:  Default Upon Senior Securities

13

Item 4:  Submission of Matters to a Vote of Security Holders

13

Item 5:  Other Information

13

Item 6:  Exhibits

13

Signatures

14

PART I

ITEM 1.  FINANCIAL STATEMENTS

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands except shares)
	September 30	December 31,
ASSETS	2007	2006
	(unaudited)
Current assets:
Cash	$ 11	$ 127
Accounts receivable, net	790	802
Prepaid assets	113	138
Inventory	100	-
Total current assets	1,014	1,067

Property and equipment, net	186	119
Other assets	121	57
Total assets	$ 1,321	$ 1,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 876	$ 1,012
Accrued interest	1,935	1,249
Deferred wages	1,997	1,883
Preferred dividends payable	1,084	773
Loss contingency accrual	-	376
Other accrued liabilities	556	884
Line of Credit	201	-
Current portion of long-term debt	726	654
Total current liabilities	7,375	6,831
Long-term debt, net of current portion	7,634	6,509
Total liabilities	15,009	13,340

Stockholders' deficit:
Convertible Preferred Stock, Series H & J, par value $.001 per share aggregate liquidation value of $6,353 at September 30, 2007 and December 31,
2006, respectively, 3% cumulative dividends for Series H, 10% cummulative dividends for Series J, 1,550,000 shares authorized 1,188,302 shares
issued and outstanding as of September 30, 2007 and December 31, 2006	1	1

Common Stock, par value $.001 per share, 300,000,000 shares
authorized, 8,288,216 shares and 7,948,217 shares issued and
outstanding at September 30, 2007 and December 31, 2006, respectively	8	8
Additional paid-in capital	69,008	69,296
Accumulated deficit	(82,442)	(81,139)
Treasury stock, 171,875 shares	(263)	(263)
Total stockholders' deficit	(13,688)	(12,097)
Total liabilities and stockholders' deficit	$ 1,321	$ 1,243

The accompanying notes are an integral part of these consolidated financial statements

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$ 990	$ 2,281	$ 2,579	$ 6,343

Costs and expenses:
Cost of revenue	638	2,106	2,144	5,865
General and administrative	350	345	1,079	1,111
Depreciation and amortization	20	8	60	16
Total costs and expenses	1,008	2,459	3,283	6,992

Loss from operations	(18)	(178)	(704)	(649)

Other income (expense):
Gain on settlement of note payable	-	7	-	158
Interest expense	(212)	(167)	(599)	(477)

Net loss	(230)	(338)	(1,303)	(968)

Deemed dividends and dividends accrued	(103)	(103)	(310)	(309)
to preferred shareholders

Net loss applicable to common shareholders	$ (333)	$ (441)	$ (1,613)	$ (1,277)

Net loss per share - basic and diluted	$ (0.04)	$ (0.06)	$ (0.20)	$ (0.16)

Weighted average shares outstanding
- basic and diluted	8,288	7,836	8,260	7,796

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (1,613)	$ (968)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	60	16
Gain on settlement of note payable	-	(158)
Adjustment to DCAA audit contingency reserve	(376)	-
Loss on disposal of equipment	-	4
Issuance of common stock for services	23	28
Changes in assets and liabilities:
Accounts receivable, net	12	32
Prepaid assets	25	(1)
Inventory	(100)	-
Other assets	(64)	-
Accounts payable and accrued liabilities	554	338
Net cash used - operating activities	(1,479)	(709)

Cash flows from investing activities:
Equipment purchased or constructed	(17)	-
Purchased Intangibles	(10)	-
Net cash used - investing activities	(27)	-

Cash flows from financing activities:
Proceeds from borrowings on debt	1,297	767
Payments on long-term debt and notes payable	(108)	(199)
Advance from (to) related parties, net		(1)
Increase in (repayment of) line of credit	201	203
Net cash provided - financing activities	1,390	770

Net increase (decrease) in cash and cash equivalents	(116)	61

Cash and cash equivalents, beginning of period	127	65
Cash and cash equivalents, end of period	$ 11	$ 126

Supplemental disclosure of cash flow information:
Purchase of Equipment by Issuing Debt	$ 103	$ -
Purchase of Intangibles and Other Assets by Issuing Debt	$ 70	$ -

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals and adjustments considered necessary for fair presentation) have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

During the first quarter of 2007, the Company entered into the Small Business (“SB”) filing format for its filing with the Securities and Exchange Commission.  This format allows different and more limited disclosure than filings made by the Company for previous years; for example, the SB format requires only two years of financial information in the annual Consolidated Statements of Operations and Consolidated Statements of Cash Flows, compared to three years disclosed in previous filings.

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

On January 1, 2007, the Company adopted SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and:

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

Notes to Consolidated Financial Statements

1.

The Company, continued:

Adoption of New Accounting Principles, Continued:

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three or nine month periods ended September 30, 2007 as a result of the adoption of SFAS No 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of its assessment, management has determined that the Company is subject to examination of its income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three or nine month periods ended September 30, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

Other Intangible, included in Other Assets

The Company accounts for intangibles in accordance with “SFAS” No. 142, “Goodwill and Other Intangible Assets.” Other intangibles, which consist of subcontractor contracts acquired from American Aquatics during the first quarter of 2007, are amortized over the remaining life of the contracts. Amortization of other intangibles was $6,612 and $19,837 for the three and nine month periods ended September 30, 2007.

Inventories

Merchandise inventories are valued at the lower of cost or market using the weighted average cost method.

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

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements,” (SFAS 157), which will become effective in the Company’s 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. The Company has not yet determined the effect that adoption of SFAS 157 may have on its results of operations or financial position.

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

	September 30,	September 30,
For periods ended	2007	2006

Stock options and warrants	5,930,762	5,930,755
Convertible debt and interest accrued thereon	61,002,433	33,856,323
Convertible preferred stock and accrued dividends	32,521,991	53,999,385
Total possible common share dilution	99,455,186	93,786,463

Conversion of the convertible debt, preferred stock and associated interest and dividends is subject to provisions that limit the total of these conversions to less than 5% beneficial ownership by the holder.  For the periods ended September 30, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

3.

Commitments and Contingencies

Contracts of the Company may be subjected to audit by the Defense Contract Audit Agency (DCAA). Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. On January 25, 2007, the Company received a letter from the Department of Energy regarding a DCAA audit of a single contract of Commodore Applied Technologies for the period January 1995 through December 1999. The DCAA asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during said period. The Company had previously recorded a liability totaling $376 thousand (included in other accrued liabilities for the year ended December 31, 2006) as a reserve to settle any claims, including related legal fees and professional fees, that may be incurred related to this issue. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. During and subsequent to end of the quarter ended September 30, 2007, the audit being conducted by the DCAA neared its completion with sufficient conclusion to enable management to record the likely results.  Additional contract Revenues of $57 thousand and subcontractor Cost of Revenue of $147 thousand were recognized, resulting in an increase in the Loss from Operations of $90 thousand.  With the recognition of anticipated results, the previously recognized $376 thousand accrual was reversed, which more than sufficient to offset the likely results of the audit, resulting in $286 thousand decrease in Loss from Operations.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Applied will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the Company’s 2006 Annual Report Form 10-K, Applied incurred losses and negative cash flows from operating activities for the years ended December 31, 2006, 2005 and 2004.  Applied has incurred losses and negative cash flows from operating activities for the nine months ended September 30, 2007 and 2006 respectively.  Applied also has a working capital deficit of $6,361 thousand and an accumulated deficit of $82,442 thousand at September 30, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

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

5.

Segment Information

Commodore Applied Technologies, Inc. and Subsidiaries
Segment Information
For the Nine Months Ended September 30, 2007
(Amounts in thousands)
(unaudited)
	Total	Advanced Sciences	Supply Solutions	Solutions	Corporate & Other

Revenue	$ 2,579	$ 2,091	$ 488	$ -	$ -

Costs and expenses:
Cost of revenue	2,144	1,675	469	-	-
General and administrative	1,079	237	9	-	833
Depreciation and amortization	60	59	1	-	-
Total costs and expenses	3,283	1,971	479	-	833

Income (loss) from operations	(704)	120	9	-	(833)

Other income (expense):	-	-	-	-	-

Interest expense	(599)	(3)	-	-	(596)

Net income (loss)	$ (1,303)	$ 117	$ 9	$ -	$ (1,429)

Total Assets	$ 1,321	$ 892	$ 202	$ -	$ 227

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

The Company has identified three reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131.  These segments are as follows:

•

Commodore Advanced Sciences, Inc., which primarily provides various environmental sampling, analysis and data management services to government agencies on a lump sum and fixed cost basis;

•

Commodore Supplies Solutions, a division of Commodore Advanced Sciences, Inc, which sells testing, remediation and construction supplies to environmental and other customers; and

•

Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste through the Company’s SET technology, as described more fully in the Company’s filing of Form 10-K for the year ended December 31, 2006. While Commodore Solutions does not have any revenue or expense activities for the quarter ended September 30, 2007, the Company has multiple quotes and selling efforts currently under consideration by departments of the U.S. government which may re-invigorate this segment in late 2007 or early 2008.

During the first quarter, the Company entered into an agreement to purchase the equipment and subcontracting rights for two contracts from American Aquatics, Inc.  The Company also hired American Aquatics’ outstanding biological staff, who have extensive experience in evaluation of aquatic ecosystems and collection and identification of benthic macro-invertebrates.  The Company’s added capabilities include fish and aquatic insect collection, taxonomy and enumeration. Management considers this acquisition as a natural expansion of the Company’s environmental capabilities into the biological monitoring and ecological studies arena, adding a new dimension which will enable the Company to better serve the diverse needs of its clients. The Company now operates the only benthic laboratory in the eastern United States that is licensed and capable of handling aquatic samples that are potentially contaminated with radioactivity, while simultaneously processing uncontaminated samples.  The Company provides these sampling and laboratory services at Oak Ridge National Laboratory and at the Environmental Restoration Program at DOE’s Paducah, Kentucky site. During the quarter ended September 30, 2007, the Company secured one additional contract from an existing client and one new client for the services offered by this new addition for a total of approximately $20 thousand of annual revenue, and is engaging additional opportunities. While these are relatively small incremental additions, management feels that the strategic objectives of acquiring these new capabilities are beginning to net returns to the Company.

At the beginning of the second quarter, the Company entered into the business of selling supplies for sampling, testing and other uses to a variety of customers.  One person was added to the headcount and inventory to support this resale business was purchased.  This business shows promise, with revenues of $230 thousand in the quarter ended June 30, 2007, and $246 thousand in the quarter ended September 30, 2007, which represents an approximate revenue level at which this new operation will begin to contribute positive results at the income for operations line on the Statement of Operations in future quarters.  Management is carefully watching the growth of revenues with controlled expense, customer receivables, inventory and vendor payables performance to assure that this venture begins to yield favorable results in profitability and cash flows by the end of 2007.

During the first quarter of 2007, the Company entered into the Small Business (“SB”) filing format for its filing with the Securities and Exchange Commission.  This format allows different and more limited disclosure than filings made by the Company for previous years; for example, the SB format requires only two years of financial information in the annual Consolidated Statements of Operations and Consolidated Statements of Cash Flows, compared to three years disclosed in previous filings.

Changes in Corporate Governance

On August 1, 2007, James M. DeAngelis resigned from the positions of Director and Senior Vice President, Strategic Development of Commodore Applied Technologies, Inc. and its subsidiaries.  Mr. DeAngelis has accepted an executive position with a private venture capital firm.

The Board of Directors of Commodore Applied Technologies, Inc. elected three members to the Board and accepted the resignation of an existing board member, all actions effective November 1, 2007. The new members are Ted R. Sharp, who also serves as an executive officer of the Company, Jan C. Huly, and Thomas J. Colatosti.  Mr. Huly and Mr. Colatosti have no other affiliation with the Company and are independent board members. The Board reluctantly accepted Frank Coffman’s resignation from the Board, which was tendered at the request of his full-time employer in keeping with that company’s corporate policy to limit board membership and similar activities by members of its executive management.

Ted R. Sharp has served as the Company’s Chief Financial Officer since January 1, 2007.  He is a Certified Public Accountant in Washington and Idaho, and has a BBA in Accounting from Boise State University.  He has more than 25 years of experience in treasury management, internal financial controls, international business and management, U.S. Security and Exchange compliance and Corporate Governance.   Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer and Sarbanes-Oxley compliance services to clients.  Several of those clients have had international subsidiaries, for which Mr. Sharp has provided an array of services.  Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods with headquarters in Walla Walla, Washington (KTEC on the Nasdaq microcap exchange). Mr. Sharp’s earlier career experiences included financial management positions in industry and service in the tax department of a regional accounting firm.

In 2006, Jan C. Huly retired as Lieutenant General in the U.S. Marine Corps with over thirty years of experience as a leader and administrator, holding such positions as Deputy Commandant, Plans, Policies and Operations, Washington DC from 2003 to 2006; Commanding General, Marine Corps Recruit Depot, San Diego, CA from 2000 to 2003; Director of Operations, U.S. Marine Corps, Washington DC from 1998 to 2000, and Deputy Commander, U.S. Marine Reserves, New Orleans, LA from 1996 to 1998.  Prior to 1996, Mr. Huly held several positions with the Marine Corps, variously responsible for operations and planning, security and force protection, recruiting and training, public relations, budgeting and programming, and human resources. He received a BS degree from the University of California, Berkeley and an MA degree from Central Michigan University.

Thomas J. Colatosti has been the President and Chief Executive Officer of American Security Ventures (ASV) since 2002. ASV provides strategic management services and capital resources to emerging and developing companies in the biometric and homeland security industries. Since August 2005, Mr. Colatosti has been President and Treasurer and a Director of Good Harbor Partners Acquisition Corp. Mr. Colatosti is also the Chairman of the Board of Directors and Co-CEO of BIO-Key International, Inc., an OTC Bulletin Board listed company that develops advanced biometric finger identification and wireless mobile technologies. Prior to founding American Security Ventures, from 1997 to May 2002, Mr. Colatosti was President and Chief Executive Officer of Viisage Technology, Inc., a Nasdaq listed company that provides biometric face-recognition technology and highly secure identification documents and systems. Before joining Viisage, from 1995 to 1997, Mr. Colatosti was President and Chief Executive Officer of CIS Corporation, a provider of software solutions for higher education. From 1973 until 1995, Mr. Colatosti worked at Digital Equipment Corporation (DEC), a large multinational computer company. As Vice President of the Government Systems Group, a billion dollar revenue division of DEC, he was responsible for all products and services to the federal government, aerospace, electronics and manufacturing industries. Mr. Colatosti also currently serves on the board of several privately held companies and non-profit organizations. He also served on the Board of Advisors of Saflink Corporation, a Nasdaq listed provider of software security solutions. Mr. Colatosti is a decorated Vietnam veteran. He received a B.S. and an M.B.A. from Suffolk University.

RESULTS OF OPERATIONS

Revenues for the three and nine months ended September 30, 2007 were $990 thousand and $2.6 million compared to $2.3 million and $6.3 million for the three and nine months ended September 30, 2006. Revenues for the most recent quarter were primarily from environmental remediation and scientific services performed for the United States government under two contracts similar to those in place in 2006.  The decrease in revenues is primarily the result of the revision of the Environmental Data Acquisition and Management contract (“EDAM”) by Bechtel Jacobs Company LLC of Oak Ridge, TN (“BJC”) to a lower total amount, due to (1) BJC performing more self-assessment tasks and (2) the removal of management of subcontracted laboratory activities from the contract. The latter modification to the contract resulted in less pass-through revenues to subcontractors, which were performed at little or no margin to the Company.  Additionally, the Company has seen a reduction of testing activities in recent quarters as government spending has been shifted toward support of the war in Iraq and continued recovery and rebuilding efforts resulting from Katrina and other significant natural disasters.

Cost of revenues for the three and nine months ended September 30, 2007 were $638 thousand and $2.1 million compared to $2.1 million and $5.9 million for the three and nine months ended September 30, 2006  The decrease in cost of revenues was the natural result of the renewal of the EDAM contract at lower amounts as described above. The decreased contract revenue required decreased labor and supplies to perform revenue-producing activities. Revenues and associated expenses in relation to the EDAM contract are expected to be lower for calendar year 2007 when compared to 2006 as a result of the reduced backlog at the beginning of 2007.

Contracts of the Company may be subjected to audit by the DCAA. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. On January 25, 2007, the Company received a letter from the Department of Energy regarding a DCAA audit of a single contract of Commodore Applied Technologies for the period January 1995 through December 1999. The DCAA asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during said period. The Company had previously recorded a liability totaling $376 thousand (included in other accrued liabilities for the year ended December 31, 2006) as a reserve to settle any claims, including related legal fees and professional fees, that may be incurred related to this issue. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. During and subsequent to end of the quarter ended September 30, 2007, the audit being conducted by the DCAA neared its completion with sufficient conclusion to enable management to record the likely results.  Additional contract Revenues of $57 thousand and subcontractor Cost of Revenue of $147 thousand were recognized, resulting in an increase in the Loss from Operations of $90 thousand.  With the recognition of anticipated results, the previously recognized $376 thousand accrual was reversed, which more than sufficient to offset the likely results of the audit, resulting in $286 thousand decrease in Loss from Operations.  Final settlement should occur in the fourth quarter of 2007.

General and administrative expenses for the three and nine months ended September 30, 2007 were $350 thousand and $1.1 million compared to $345 thousand and $1.1 million for the three and nine months ended September 30, 2006. General and administrative costs include executive salaries and other corporate operating costs of the Company which are fixed in nature.

Interest expense increased to $212 thousand and $599 thousand for the three and nine months ended September 30, 2007 from $167 thousand and $477 for the three and nine months ended September 30, 2006, an increase of 26%. This is the result of an increase in interest bearing debt, which includes $7.6 million in borrowings under the terms of the New Shaar Note and $201 outstanding under a commercial line of credit as of September 30, 2007.

For the three and nine months ended September 30, 2007, the Company incurred a net loss of $230 thousand and $1.3 million compared to a net loss of $338 thousand and $968 thousand for the three and nine months ended September 30, 2006.  The decrease in cost of revenues could not be accompanied by a commensurate decrease in general and administrative expenses, which are fixed in nature, and interest expense associated with the increase in interest bearing debt.  To attain profitability, the Company will be required to obtain significant new contracts, reduce expense levels or accomplish a combination of both.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007 and 2006 the Company had $201 and $344 thousand outstanding balance, respectively, on our two million dollar revolving line of credit secured by the Company’s receivables. The line of credit is collateralized by worthy receivables of Advanced Sciences.

The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The Company's current monthly operating expenses exceed cash revenues by approximately $125 thousand at September 30, 2007.  Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company.  If this lender decided to discontinue advances, the Company would not be able to meet its current obligations.  In addition, the Company owes $564 thousand in loans that are currently due or are payable on demand as of September 30, 2007.  The Company is currently in negotiations with the holders of this debt to settle this debt with partial payment in the form of common stock and extended terms on the balance.  No agreement has been reached and the Company is currently in default on these loans.

The Company has experienced an increase in total assets for the nine months ended September 30, 2007. The majority of the increase was attributable to an increase in acquitted intangibles, included in other assets, related to the American Aquatics purchase in the first quarter and an increase in inventory and equipment attributable to CSS which commenced operations in the second quarter. The decrease in accounts receivable is due to the decreases in revenue contribution by Advanced Sciences from the EDAM contract in Oak Ridge, TN resulting from the renewal of that contract and a lower total revenue amount in the third quarter of 2006.

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

As shown in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 and 2006, the Company incurred losses of $1.6 million and $968 thousand, respectively.  The Company has also experienced net cash outflows from operating activities of $1.5 million for the nine months ended September 30, 2007 compared to net cash outflows from operating activities of $709 thousand for the nine months ended September 30, 2006.  The Company had net cash outflows from investing activities of $27, consisting of $17 thousand of purchases of equipment to support the new CSS supplies business and $10 thousand paid for purchased intangibles as part of the acquisition of certain assets and contract rights from American Aquatics, Inc. in January of 2007.  The Company also took on a total of $173 thousand in debt related to purchases of equipment and intangibles as part of this acquisition.  The remaining balance of this debt is due and payable within 12 months of the close of the September 2007 quarter.

The Company had net cash inflows from financing activities of $1.4 million for the nine months ended September 30, 2007 compared to $770 for the nine months ended September 30, 2006.  Cash inflows from borrowings of $1.5 million during the period ended September 30, 2007 were reduced by $108 thousand of payments on long-term debt and notes payable.  For the nine months ended September 30, 2006, cash inflows from long-term debt and notes payable of $970 thousand were reduced by $200 thousand of payments on long term debt and other obligations.

At September 30, 2007 and December 31, 2006, the Company had a stockholders’ deficit of $13.7 million and $12.1 million, respectively.  The Company’s net increase in stockholders’ deficit from December 31, 2006 to June 30, 2007 is primarily due to the losses incurred for the first three quarters of 2007.  At September 30, 2007 and December 31, 2006 the Company had working capital deficit of $6.4 million and $5.8 million, respectively.  The increase in the working capital deficit is mainly due to an increase in accrued interest on long term borrowings, preferred dividends payable, current portion of long term debt and deferred wages, which was offset by a decrease in accounts payable, loss contingency and other accrued liabilities.

The Company has significant interest, dividend and principal payments due within the 12 months following the quarter ended September 30, 2007, most of which is due to the Shaar Fund, either as interest or dividend payments.  To date, the Shaar Fund has been willing to extend the due dates of the payments on these instruments.  Should the Shaar Fund change its position or call the interest, dividend and principal payments, the Company would be in default on these obligations and subject to possible collection or enforcement actions.

During the quarter ended September 30, 2007, the Company deferred an additional $47 thousand of compensation, representing a portion of the total compensation for certain of its executive officers.  At September 30, 2007, the Company had deferred a total of $2.0 million of compensation for three officers.

The Company has placed multiple quotes to perform services under contract with several U.S. Department of Energy installations.  To achieve long-term stability, profitability and positive cash flows from operations, the Company will need to secure significant additional contract revenues in the months following in 2007.

Stockholders’ Deficit

The principal balance of the New Shaar Note is $7.6 million as of September 30, 2007, compared with $6.5 million as of September 30, 2006, and remains unpaid as of October 31, 2007. Both the Note and associated accrued and unpaid interest are convertible into shares of the Company’s common stock, subject to maximum ownership limitations by the holder of the convertible note.

Cumulative unpaid dividends on all series of preferred stock are $1.1 million and $773 thousand at September 30, 2007 and 2006, respectively.  Both the dividend payable and the preferred stock are convertible into shares of the Company’s common stock, subject to maximum ownership limitations by the holder of the preferred shares.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information has been recorded, processed, summarized and reported on a timely basis, and that information required to be disclosed has been accumulated and communicated to them in a timely fashion to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2007, the Company issued 120,000 shares of common stock to an investor relations firm in consideration for the second six months of services to be provided under an agreement entered into in the third quarter of 2006. The Company recorded investor relations expense of $23 thousand in the quarter ended March 31, 2007, based on the value of the shares issued at the average market price of $0.19 on the date of issue.  This issuance of securities was made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Date:  November 14, 2007

COMMODORE APPLIED TECHNOLOGIES, INC.

By   /s/  Dr. Shelby T Brewer

Dr. Shelby T. Brewer, Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2007

COMMODORE APPLIED TECHNOLOGIES, INC.

By   /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

14