Form 10KSB
period 2007-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2008-04-15
CIK 1013556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commodore Applied Technologies, Inc.

(Exact Name of Registrant as specified in its charter)

Delaware	001-11871	11-3312952
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

517 Knight Street, Suite B, Richland, Washington	99352
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:                                            (509) 943-2565

Securities Registered pursuant to Section 12 (g) of the Act:

Common stock, Par Value $0.001

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.            Yes [X]           No  [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]           No  [X]

State issuer’s revenues for its most recent fiscal year:  $3,196,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the price at close of market on March 27, 2008 of $0.07, the aggregate market value of the Registrant’s common stock held by non-affiliates was $523,138.

State the number of shares outstanding of each of the issuer’s classes of common equity: as of March 27, 2008, 8,288,217 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Not applicable.

Transitional Small Business Disclosure Format (check one): Yes[  ]           No [X]

COMMODORE APPLIED TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I

  3

ITEM 1.  DESCRIPTION OF BUSINESS

  3

ITEM 2.  PROPERTIES

14

ITEM 3.  LEGAL PROCEEDINGS

14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS

15

PART II

15

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

15

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

17

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY

DATA

20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

39

ITEM 8A. CONTROLS AND PROCEDURES

39

ITEM 8B. OTHER INFORMATION

39

PART III

40

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF

  THE REGISTRANT

40

ITEM 10. EXECUTIVE COMPENSATION

43

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

  MANAGEMENT

45

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  AND DIRECTOR INDEPENDENCE

48

ITEM 13. EXHIBITS

48

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

53

SIGNATURES

54

PART I

This Annual Report on Form 10-KSB contains “forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import.  Similarly, statements that describe the Company's projected future results, future plans, objectives, goals, future conditions or events are also forward-looking statements.  Actual results are inherently difficult to predict.  Any such forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control.

Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

•

the Company’s critical need for additional cash to sustain existing operations and meet existing obligations and capital requirements (the Company’s auditor’s opinions on our fiscal 2002 through 2007 financial statements contain a “going concern” qualification in which they express doubt about the Company’s ability to continue in business);

•

the ability to contract for and generate profitable operations from large scale remediation projects;

•

the ability of the Company to implement its waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner;

•

the timing and award of contracts by the U.S. Department of Energy for the cleanup of waste sites administered by it;

•

the acceptance and implementation of the Company’s waste treatment technologies in the government and commercial sectors;

•

the Company’s ability to obtain and perform under other large technical support services projects;

•

developments in environmental legislation and regulation;

•

the ability of the Company to obtain future financing on favorable terms;

•

other circumstances affecting anticipated revenues and costs;

•

the expiration of the Company’s nationwide EPA permit in September 2001 (The Company believes that the permit may be renewed subject to providing additional information.  The Company has not resubmitted information for a new permit); and

•

the ability of the Company to replicate on a large scale, economically viable basis,  the results of its technology test results.

These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

ITEM 1.

BUSINESS

GENERAL

Commodore Applied Technologies, Inc. (the "Company") is an environmental solutions company offering a range of environmental and technical services to the public and private sectors related to (i) providing services related to environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste, (ii) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing our Solvated Electron Technology (“SET™”) and (iii) sale of safety and protective equipment used in the treatment, handling and disposal of hazardous materials.

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

SEGMENT INFORMATION

The Company currently has identified two operating segments.  These two segments are as follows:

•

Commodore Advanced Sciences, Inc., which primarily provides various environmental and regulatory services to Government agencies on a fixed rate and lump sum basis and provides safety and protective equipment used to treat, handle or dispose of hazardous materials; and

•

Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous wastes, principally the Company’s SET technology.

Additional information regarding the business of each segment is set forth below, and the information in Note 17 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-KSB is incorporated into this Part I by reference.

COMMODORE ADVANCED SCIENCES, INC. - ENVIRONMENTAL MANAGEMENT

The Company, through Commodore Advanced Sciences, Inc. (“Advanced Sciences”), provides specialized technical and project management products and services primarily to government-sector customers, including the Department of Energy (“DOE”) and the Department of Defense (“DOD”), and also to private-sector domestic industrial customers.  Advanced Sciences engages in all aspects of environmental regulation and compliance, as well as access to leading technologies and innovative skills related to the identification, investigation, remediation and management of hazardous, mixed and radiological waste sites. Advanced Sciences also sells safety, protective and technical equipment used by its customers and hazardous material handlers.  Advanced Sciences currently operates from an office located in Oak Ridge, Tennessee, with its principal executive officers and administrative activities being performed at the offices of its parent company, Commodore Applied Technologies, located in Richland, Washington.

Services

Environmental Services: Advanced Sciences is a nationwide firm specializing in environmental characterization, regulatory compliance technical support and waste management. Advanced Sciences qualifies as a small business under seven NAICS codes.  This subsidiary employs approximately 30 professionals who are expert in providing environmental sample collection, transportation, and analyses, meeting rigorous quality assurance requirements while performing in accord with equally rigorous personnel health and safety requirements.

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

Remediation Services:  Having already established a market position in the consulting and front-end analysis phase, Advanced Sciences plans to follow market demand into remediation services.  After an environmental problem is identified, Advanced Sciences offers alternative remediation approaches that may involve providing on-site waste containment or management of on-site/off-site remediation and waste removal.  Advanced Sciences can also redesign its customers' ongoing production processes and develop technical specifications to minimize or eliminate the generation of hazardous waste.  The Company believes that Advanced Sciences' integration of environmental skills, plus its access to innovative technologies, provide Advanced Sciences with a competitive advantage in redesigning production processes.

Technical Services:  New technologies play a critical role in both the remediation of existing waste sites and in the reduction of waste generated by ongoing production processes.  Advanced Sciences has access to the SET technology and all its derivatives.  Advanced Sciences has at its disposal, on a per project basis, what it believes are some among the most qualified professionals in the environmental consulting business.  Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the DOE and the DOD, and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission.  To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

Contracts

EDAM Advanced Sciences was awarded an Environmental Data Acquisition and Management contract (“EDAM”) by Bechtel Jacobs Company LLC of Oak Ridge, TN (“BJC”) in September 2004.  Prior to August 2006, Advanced Sciences was the lead small business member of the Commodore Advanced Sciences Team (“CAST”), which also included team members Science Applications International, Inc. (“SAIC”), and RCS Corporation (“RCS”).

CAST performed and managed the EDAM contract through its renewal in August 2006, when Advanced Sciences alone was awarded the full contract of reduced services, with BJC self-performing most tasks previously subcontracted to SAIC as part of the original contract. RCS continues as a teaming partner and subcontractor.  BJC also assumed management and invoicing for 13 analytical laboratories that were subcontracted through Advanced Sciences.  Analytical laboratory costs, although included as revenue of Advances Sciences, were a zero-margin pass-through activity as a condition to the EDAM contract in place for 2005 and most of 2006. As a result, gross contract revenues decreased in 2007, as well as for the balance of the contract period; however, Advanced Sciences expects better profit margin percentages because the pass-through subcontract to SAIC was a very low margin activity for Advanced Sciences.  This program is continuously monitored and audited for safety, quality, productivity, efficiency, and value to BJC and Department of Energy-Oak Ridge.

Sampling activities under the EDAM contract include collection of multiple sample types from hundreds of monitoring locations and packaging and shipping of samples to appropriate analytical laboratories for analysis. Locations and environments include abandoned burial grounds and hazardous waste sites, fields and forests, streams, lakes, and ponds. Sampling tasks support a variety of ongoing monitoring programs, including the Water Resource Restoration Program (“WRRP”) to determine the effectiveness of remedial actions conducted under Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the ETTP Environmental Monitoring Program. Regulatory compliance data acquisition and management projects include Resource Conservation and Recovery Act (RCRA) and National Pollution Discharge Elimination System (NPDES) permit compliance, the Biological Monitoring and Abatement Program, and Stormwater Pollution Prevention Program (“SWPPP”) activities. All of these compliance sampling programs are closely monitored by regulators, stakeholders, BJC, and DOE-OR.

The Company believes the EDAM contract may attract more DOE client groups than are contemplated in the base scope of the contract.  The Company is seeking to extend its environmental monitoring service capabilities to other DOE sites, such as Portsmouth, OH and Paducah, KY.   The EDAM contract, in which Advanced Sciences participates as a subcontractor, is for a total of approximately $29 million through September of 2008, of which Advanced Sciences’ portion is approximately $2.0 million and is reflected in the Company’s backlog.

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

American Aquatics Advanced Sciences is contracted by American Aquatics under the terms of an asset purchase and sale agreement executed in January 2007 to provide fish and aquatic insect sampling collection, taxonomy, and enumeration. As a result of the asset purchase agreement, Advanced Sciences acquired an outstanding staff of aquatic biologists who have extensive experience in evaluation of aquatic ecosystems and collection and identification of benthic macro-invertebrates. Advanced Sciences has the only benthic laboratory in the eastern United States that is licensed and capable of handling aquatic samples that are potentially contaminated with radioactivity, while simultaneously processing uncontaminated samples. The contract with American Aquatics runs through 2008.

Chatfield Watershed Authority Advanced Sciences is contracted annually to implement the Chatfield Water Quality Monitoring Program that involves sample and data collection, laboratory subcontract management, and data management for the entire Chatfield Basin watershed located southwest of Denver.  The contract was ongoing through 2007 and has been renewed annually with Advanced Sciences since 1986.

Legacy Management

 In 2007, a team lead by the Stoller Corporation was awarded the DOE’s Legacy Management Program contract, an approximately $200 Million effort over the next four years.  Commodore is on that team, and while specific scope assignments are being pursued with Stoller, we expect that Commodore’s presence on the team will further enhance the Company’s position as an industry leader in environmental services.  The Legacy Management Program embraces the DOE sites that have been decommissioned and decontaminated (over 94 sites so far).

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

Sales

Commodore Sales Solutions

A division of Applied Sciences, doing business as Commodore Sales Solution (CSS), sells finished goods used in environmental remediation services and the handling of hazardous materials.  CSS delivers protective coverings and clothing, breathing systems, filtration systems as well as other safety and construction equipment to customers in and around the Company’s Oak Ridge, TN office.

CSS sells products predominantly used in the environmental remediation and hazardous materials handling. The presence of the Oak Ride National Laboratory and significant number of government sector business working with the DOE and DOD creates a strong market for the products distributed by the Company. CSS also provides Applied Sciences with reliable access to the materials and equipment required in the daily performance of the Company’s environmental services at a reduced cost.  CSS was started in the second quarter of 2007 when the Company acquired the inventory on hand of one of Advanced Sciences main suppliers. Management believes that revenues at CSS will exceed $1 million in 2008.

COMMODORE SOLUTION TECHNOLOGIES, INC.  - DECONTAMINATION

The Company, through Commodore Solutions, Inc. (“Solutions”), has developed and has commercialized its patented process known as SET.  Based on the results of its extensive testing and commercial processing activities, the Company believes that SET is capable of effectively treating and decontaminating soils and other materials, including sludges, sediments, oils and other hydrocarbon liquids, metals, clothing and porous and non-porous structures and surfaces by destroying PCBs, pesticides, dioxins, chlorinated substances and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines.  The Company also believes that, based on the results of additional tests, SET is capable of neutralizing substantially all known chemical weapons materials and warfare agents, explosives and concentrating certain radioactive wastes for more effective disposal.

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

The Company’s Phase I contract was performed over a six month period, concluding in January 2007. Phase I activities included: laboratory/pilot-scale test results, developing a technical approach for demonstration, scale-up and implementation schedule, detailed system design, and a detailed cost estimate for implementation in Phase II. We reported successful results upon which a $300,000 Phase II of the contract has been proposed, and is awaiting approval and funding..  We do not know when or if this Phase will be awarded.

The SET Technology

The Company, its subsidiaries and predecessors have researched, developed, acquired, tested and proven the SET technology, including its processes and equipment, over several years.

The process is based upon a chemical phenomenon discovered by Sir Humphrey Davy in 1865, shown below for the liquid phase of a sodium and potassium solution:

Na0 + K0

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

The SET technology, which is based upon solvated electron chemistry, mixes anhydrous liquid ammonia and/or other similar solvents with reactive metals and contaminated elements to effect the selective destruction or neutralization of organic compounds (such as PCBs, pesticides and dioxins).  The Company has demonstrated that SET can achieve consistently high levels of contaminant destruction when working with PCBs, dioxins and pesticides.  SET has treated soils containing up to 10,000 parts per million (“ppm”) of contaminants, and oils containing up to 250,000 ppm, leaving residual soils and oils with contamination levels of less than one ppm. In addition, SET has been successfully applied to other PCB-contaminated surfaces such as concrete.  The SET process can be used in conjunction with selected post-treatment processes such that no hazardous or toxic residues will result from the use of SET, nor will there be any toxic emissions into the air, water, soils or other surfaces.  For example, most contaminated soils treated with SET can (subject, in some instances, to re-blending the soil with organic matter) be used subsequently for planting or for any other use for which non-contaminated soils are appropriate.

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

Operational Characteristics: Substantially all existing systems in use for the destruction of PCBs and other halogenated compounds involve incineration or other thermal processes, and either the permanent installation of highly complex and expensive incinerators and waste disposal equipment at the affected site, or the removal of contaminated materials to off-site facilities.  The Company believes that SET represents an approach to resolving serious environmental remediation issues that does not create or entail the safety risks of air pollution and transportation of hazardous materials.  The Company believes that SET is more effective than incineration and other destruction processes for toxic substances in that:

•

SET does not emit toxic fumes into the atmosphere, as is sometimes the case with thermal or incineration methods;

•

SET is portable and can be moved directly to the contaminated site, thereby reducing the risk of off-site contamination;

•

SET equipment can be customized and configured for various treatment applications;

•

SET's reaction time is substantially less than that of alternative processes, such as thermal destruction and other forms of chemical treatment;

•

SET equipment can be installed and operated inside industrial plant facilities to treat hazardous wastes “on-line” as a continuation of the manufacturing process;

•

SET, when used to treat soils, yields nitrogen-enriched soils that can be reused on-site, avoiding replacement and the post-treatment costs of off-site disposal; and

•

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

EPA Nationwide Permit: The Company has previously qualified for a permit from the EPA to enable it to treat PCBs within the United States on all non-Superfund sites.  Most EPA permits granted to date for PCB destruction are solely for single-site incineration treatment centers. Commodore’s initial EPA Nationwide Permit was the first (and only) to be issued for nationwide use as a totally enclosed, non-thermal, chemical destruction process for PCB contaminated organic material.  The permit authorized treatment of soils at contamination levels greater than 1,000 ppm PCBs, and also authorized treatment of miscellaneous metallic materials.  The test results, confirmed by EPA’s contract program laboratory, indicated organics contaminated with PCBs exceeding 5,000 ppm, were treated to non-detect levels of PCBs. In addition to soil treatment, the Nationwide Permit allows the Company to treat PCB contaminated metallic surfaces and waste oils, as well as wastewater (the wastewater is treated by a non-SET process).  The Company has also successfully demonstrated SET as a treatment process for organic materials contaminated with PCBs and radionuclides and has received a draft revised EPA permit for these matrices.  This permit revision covers the destruction of PCBs in soils, waste oils, organic materials, water, and on metallic surfaces.

Prior to securing a significant contract which utilizes the SET technology, the Company will be required to renew this permit, which expired in 2001.  The renewal process may require the Company to provide additional information to the EPA at the time of renewal.

Based on currently published lists of EPA national operating permits, the Company believes that it possesses the only mobile non-thermal PCB treatment technology for multiple applications permitted under the EPA's Alternate Destruction Technology Program.  The EPA's Alternative Destruction Technology Program is designed to encourage remediation technologies as an alternative to incineration. EPA regulations governing permitting have been in effect for more than 15 years, and according to the latest EPA published list of non-thermal destructive processes, only seven companies have met EPA's stringent requirements for commercial operation.  Of these, only the Company has been permitted for the chemical destruction of such a wide range of PCB contaminated materials.

Test Results:  The Company has performed treatability studies and actual commercial applications of the SET process that have resulted in successful treatment of over 120 regulated compounds.  In more than 1,500 tests using SET, various high levels of contaminants, including PCBs, were reduced to levels approaching non-detectable with the destruction process occurring in a matter of minutes.

The Company has performed various treatability studies and processed commercial quantities of waste utilizing the SET process.  Additionally, the Company has conducted several hundred tests of the SET technology on limited quantities of contaminated material, and there can be no assurance that SET will be able to replicate any of these test results on a large-scale commercial basis or on any specific project.

Discussions and selected test results are available at the Company’s website at www.commodore.com.

MARKETS AND CUSTOMERS

General

The Company markets its services and technologies to governmental and industrial customers throughout the United States.  Additionally, the Company’s technologies also have application to similar customers in markets abroad, particularly in Eastern Europe and the Middle East.  While the Company currently does not actively market outside the United States, it does receive inquiries from time to time from these markets concerning its technologies. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's corporate management. During the year ended December 31, 2007, a significant portion of the Company’s environmental management services revenue was derived from contracts with federal, state and municipal government agencies.  Contracts with governmental customers generally may be terminated at any time at the option of the customer. In 2007, two contracts with a single customer, BJC, accounted for approximately 70.9% of Advanced Sciences' service revenues.  In 2006, BJC accounted for approximately 90.2% of Advanced Sciences’ service revenues. The loss of Bechtel Jacobs as a customer would have a material adverse effect upon the Company.

Demand for our environmental technologies is anticipated to arise principally from the following sources:

•

Stricter legislation and regulations mandating new or increased levels of air and water pollution control and solid waste management; and

•

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

•

establishing additional collaborative joint working and marketing arrangements with established engineering and environmental service organizations to pursue commercial opportunities in the public and private sector;

•

diversifying the types of service and products offered to clients and potential new customers; and

•

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

The Company has been working very closely with the DOE site in Portsmouth, OH to demonstrate SET’s effectiveness in removing PCB’s from samples of mixed waste at that facility.  Currently, that facility is relying on the TSCAI incinerator at Oak Ridge, TN to destroy this waste material.  However, that incinerator is currently being evaluated for potential shutdown and decommissioning within the next two years.  Should that occur, the Company believes its SET technology will represent an economical and effective method of neutralizing the millions of pounds of mixed waste at the Portsmouth facility.  The Company has completed bench tests which demonstrate the success of the SET process in removing PCB’s from Pyrenol™ samples provided by the Portsmouth facility.  Phase II of this testing, the timing and accomplishment of which is contingent upon DOE funding of approximately $300,000, will be to move a small SET machine to Portsmouth for larger scale on site testing.  With the anticipated successful completion of Phase II, the Company would be prepared to move its large SET machine, and possibly build additional units, to the facility for full-scale operation to neutralize the entire volume of waste over a multi-year contract.

As with any new technology or process, there has been initial resistance to the use of SET on a large scale, especially in connection with a strong vested interest on the part of the U.S. Military (based on substantial expenditures and commitments previously made) to use incineration for the destruction of chemical weapons.  In addition, other prospective projects for the Company have already been committed to other forms of destruction technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, biological treatment, catalytic electrochemical oxidation and supercritical wet oxidation.  The Company, and its collaborative partners, have been attempting to overcome such competition by introducing SET in smaller clean-up projects and through feasibility studies demonstrating its applicability to larger projects, such as the Initial Harrisburg Contract during 2000 and 2001, and the WCS Fixed Facility Processing Contract during  2001.  The SET process provides a significant advantage by allowing the processed material to be disposed of as a non-mixed waste by destroying the hazardous component.

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

RAW MATERIALS

With the exception of the SET technology, most of the Company’s revenue streams do not require raw materials.

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

BACKLOG

At December 31, 2007, total potential backlog for the Company was approximately $1.7 million as compared with approximately $2.1 million as of December 31, 2006. The total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount.  The Company estimates that all of the total backlog represents work that will be completed in the next 12 months. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

The Company is not currently under taking any research and development projects. Management is continually looking for new technologies or new applications for current Company technology. Research and development expenditures for the Company and its subsidiaries were $0 for the years ended December 31, 2007 and 2006.

INTELLECTUAL PROPERTY

The Company currently has sixteen (8) issued U.S. and foreign patents.  The average life expectancy for the currently issued patents is 9.7 years.  As patents are issued, the U.S. Patent and Trademark Office assigns the Company a twenty (20) year patent-life for each patent issued.

The Company believes that its patent portfolio provides the Company with the proprietary intellectual property to market, distribute, and license the full range of the SET technology and all of its derivatives.  Additionally, the Company’s strength of its patent portfolio may operate as an effective “barrier to entry” in several of the markets in which the Company is presently conducting business.

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

COMPETITION

Decontamination

The Company anticipates that the market for commercial private sector applications of SET will be hazardous and non-hazardous waste and industrial by-products treatment and disposal, in particular the more recalcitrant “mixed” wastes (wastes containing a radioactive element).  Several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than the Company, compete with the Company in this market.  The Company primarily competes in the hazardous waste treatment market in the U.S.  The top ten competitors in this market account for over 70 percent of the revenues for this market sector.  The dominant companies in this sector include companies with permitted waste treatment and disposal sites, including Energy Solutions, Pacific EcoSolution, and American Ecology, as well as other treatment companies such as PermaFix.  The Company’s revenues for 2007 account for less than 1 percent of the dollar volume of the hazardous waste market.  Any one or more of the Company's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by the Company.  To the extent that the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, the Company's ability to compete effectively could be adversely affected.

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

EMPLOYEES

As of December 31, 2007, the Company (including its direct subsidiaries) had a total of 31 full-time and 3 part-time employees, of which approximately 18 are engineers, scientists, environmental technicians and other professionals.  None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.

All 30 persons on the technical staff are extensively trained in proper procedures for handling waste materials and environmental media.  Advanced Sciences’ technical staff has more than 500 years of combined experience performing environmental and waste sampling tasks.  Ten of our personnel hold DOE security clearances.

All Advanced Sciences’ sampling personnel maintain currency in the following minimum training requirements:

•

OSHA 40-hour Hazardous Waste Operations and Emergency Response (“HAZWOPER”)

•

OSHA  8-hr Annual HAZWOPER Refresher

•

OSHA HAZWOPER Supervisor

•

Hazard Communication (“HAZCOM”)/Hazardous Materials Information System (“HMIS”) training

•

Radiation Worker II

•

First Aid/CPR

•

Annual Medical Monitoring

•

Respirator Fit Testing

•

General Safety

•

Hazardous Energy Control (Lockout/Tagout)

•

Work Control Process

•

Excavation/Penetration Permit

•

Construction Equipment Inspection & Maintenance Program

•

Hotwork (welding safety)

•

Confined Space Program

•

Asbestos and Other Fibrous Materials

•

Chronic Berylium Disease Prevention

•

IATA Dangerous Good Awareness  Certificate

•

Workplace Substance Abuse Prevention Program participation

OTHER INFORMATION

See Item 7, Financial Statements and Supplementary Data, of this Annual Report on Form 10-KSB for information regarding revenue from customers, a measure of profit or loss and total assets for each of the Company’s segments for the last two fiscal years.

The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The reports of our independent registered public accounting firms on our fiscal 2007 and 2006 consolidated financial statements contain a “going concern” qualification in which they express substantial doubt about our ability to continue in business.

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

Advanced Sciences also leases approximately 475 square feet of office and storage space in Broomfield, Colorado with an average rental payment of $495 per month over the term of the lease.

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

As of March 15, 2008, no litigation or claim has been filed against the Company, or any of the Company’s subsidiaries with respect to this indemnification issue.  No amount has been recorded in the financial statements as the Company is unable to determine a loss amount, if any, on the issue of indemnification.

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

Stock price by quarter	High	Low
Fiscal year ended December 31, 2007
First Quarter	$ 0.22	$ 0.12
Second Quarter	0.25	0.13
Third Quarter	0.23	0.15
Fourth Quarter	0.15	0.07
Fiscal year ended December 31, 2006
First Quarter	$ 0.30	$ 0.15
Second Quarter	0.26	0.13
Third Quarter	0.17	0.09
Fourth Quarter	0.26	0.13

Holders of Record

As of December 31, 2007 there were 204 shareholders of record of our common stock and approximately 3,100 additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

The issuance of convertible preferred securities limits the Company’s ability to pay dividends to common share holders.

Series H Preferred Stock

The holders of the Company’s Series H Convertible Preferred Stock, par value ($0.001) per share (the “Series H Preferred”), are entitled to a dividend rate of 3%.  Through December 31, 2007, the Company had not paid cash dividends and the Company has accrued approximately $131 thousand in unpaid dividends.  The Company has the option to pay the dividends accrued in all periods in additional shares of Series H Preferred. Series H Preferred is convertible into shares of the Company’s common equity.

Series I Preferred Stock

The holders of the Company’s Series I Convertible Preferred Stock, par value ($0.001) per share (the “Series I Preferred”), are entitled to a dividend of 10%.  Through December 31, 2007, the Company has accrued approximately $184 thousand in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after March 31, 2006 in the Company’s common stock rather than cash. During 2007 the Company has not paid any of the accrued dividends on all of the converted Series I Preferred shares to date. The payment of dividends in the form of common stock is subject to limitation, such that no payment in the form of stock can be made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock. There are zero shares of Series I preferred stock and $184 thousand in accrued dividends outstanding at December 31, 2007. The Company has reserved 3,750,000 shares of common stock for the potential conversion of accrued dividends on Series I Preferred into common stock.

Series J Preferred Stock

The holders of the Company’s Series J Convertible Preferred Stock, par value ($0.001) per share (the “Series J Preferred”), are entitled to a dividend of 10%.  Through December 31, 2007, the Company has accrued approximately $877 thousand in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after March 31, 2006 in the Company’s common stock rather than cash. During 2007, no shares of the Company’s Series J Preferred Stock were converted. The conversion of the Series J Preferred shares into common stock and the payment of dividends in the form of common stock are subject to limitation, such that no conversion or payment in the form of stock can be made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock. The Company has reserved 60,000,000 shares of common stock for the potential conversion of the Series J Convertible Preferred Stock and accrued dividends there on. The preferred stockholder has 388,302 shares of Series J Preferred at December 31, 2007.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company did not issue any shares or options to purchase shares of the Company’s common stock under the 1998 Stock Option Plan during 2007 or 2006. At December 31, 2007, after removing forfeited options and expired warrants, the Company had the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	453,904	$1.40	265,384
Equity compensation plans not approved by security holders	5,436,858	$0.56	-
Total	5,890,762	$0.63	265,384

Repurchase of Securities

During 2007, neither the Company nor any of its affiliates repurchased common shares of the Company registered under Section R of the Exchange Act.

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

The offering of units was conducted by the Company in a private placement solely to accredited investors pursuant to an exemption from registration available under Rule 506 of Regulation D of the Securities Act.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company generates all of its revenues through Advanced Sciences. Revenues are derived from the sale environmental services under contracts with various government agencies and private companies in the U.S and the sale of finished good inventory used in environmental services and hazardous materials handling.

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

In the second quarter of 2007 Applied Sciences acquired approximately $40 thousand in finished good inventory from a supplier and began selling goods used in the performance of environmental services and hazardous materials handling under the assumed business name Commodore Sales Solution (CSS). CSS gives the Company another revenue source that is complimentary to the sale of environmental services. As the Company’s sales representative continues to build the sales pipeline management expects revenue from CSS to continue to grow.

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

The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The Company’s current monthly operating expenses exceed cash revenues by approximately $80 thousand. Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations.  In addition, the Company owes approximately $564 thousand in loans that are currently due or are payable on demand.  Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

The reports of our independent registered public accounting firms on our fiscal 2006 and 2007 consolidated financial statements contain a “going concern” qualification in which they express substantial doubt about our ability to continue in business.   The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

RESULTS OF OPERATIONS

Year ended December 31, 2007 compared to Year ended December 31, 2006

Environmental Services

Environmental service revenues were approximately $2.6 million for the year ended December 31, 2007, compared to approximately $7.3 million for the year ended December 31, 2006.  The decreases in service revenues is attributable to Advanced Sciences as certain contracts were closed out in 2006 and there was a reduction in the value of the EDAM renewal contract awarded to the Company late in 2006. Service revenues in 2007 were primarily derived from engineering and scientific services performed for the United States government under two contracts similar to those in place in 2006.  Advanced Sciences had one major customer in 2007, which represents more than 10% of annual revenue.  Revenue from this customer was approximately $1.8 million or 71.2% of the Company’s total 2007 service revenue.  The decrease in service revenues at Advanced Sciences is primarily the result of the revision of the EDAM contract at a lower total amount, due to BJC performing more self-assessment tasks and the removal of management of laboratory activities from the contract. This modification to the contract upon renewal results in less pass-through revenues to the Company subcontractors which have very little, if any, margin.

Cost of sales for service revenues decreased from approximately $7.2 million for 2006 to approximately $2.6 million for 2007. A decrease in cost of sales at Advanced Sciences was the result of decreased revenues due to the completion of the original EDAM contract and a decrease in pass through revenue related to self-assessment tasks and laboratory activities. The Company’s backlog at December 31, 2007 totals approximately $1.7 million, all of which represents work to be completed during calendar year 2008. This compares to a backlog of approximately $2.1 million at December 31, 2006, all of which was performed during calendar year 2007. Revenues and associated expenses in relation to the EDAM contract are expected to be lower for calendar 2008 when compared to 2007 as a result of the reduced backlog at the end of 2007.

Contracts of the Company may be subjected to audit by the DCAA. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. During 2007, the Company completed a DCAA audit of a single contract for the period January 1995 through December 1999. The DCAA had asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during the period under audit. The Company had previously recorded a liability totaling $376 thousand as a reserve to settle any claims or expense that may be incurred as a result of the audit process. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. During the fourth quarter of 2007, the DCAA completed their audit and a settlement was reached. Contrary to earlier expectations and accruals, the Company recognized additional contract revenues of $86 and subcontractor cost of revenues of $147 were recognized, resulting in a decrease in loss from operations of $315 after eliminating the previous accrual.

Year Ended December 31, 2007

Commodore Sales Solutions

In the second quarter of 2007 the Company acquired substantially all of the finished good inventory from one of Advanced Sciences main suppliers. The supplier provided materials regularly used by the Company’s environmental service personnel in the performance of their duties under environmental service contracts. The creation of Commodore Sales Solution (“CSS”) provided the Company with an additional source of revenue complementary to the Company’s current service offering, provided for a reliable supply of resources used by Applied Sciences on a regular basis, and reduced material costs on service contracts.

CSS gross margin for the period ended December 31, 2007 was approximately $33 thousand on sales of $607 thousand, a gross margin percentage of approximately 5.4%. Product sales and the related of cost of goods sold have been presented separately on the Statement of Operation.

Management believes there is potential for continued revenue growth for CSS given the large number of government contracts, governmental contractors and  subcontractors located in the Oak Ridge area that use products sold by Sales Solution on a regular basis. There is a cyclical nature to CSS revenues with sales more heavily weighted to the second and third quarters.  As the Company’s sales representative continues to build the sales pipeline management expects 2008 product revenues to exceed 2007 as a result of increased market penetration and a full-years operation results.   Total revenues for 2008 are expected to surpass $1 million.

Commodore Solutions, Inc.

In the case of Solution, there were no revenues for the years ended December 31, 2007 and 2006. Should the Company be successful in securing contract revenues for its SET technology, Solution would reflect revenues once again.

Research and Development

For the years ended December 31, 2007 and 2006, the Company did not incur any research and development related costs.

General and Administrative Expense

Consolidated general and administrative expense remained consistent from the prior year, expenses for the years ended December 31, 2007 and 2006 were approximately $1.5 million.

In the case of Advanced Sciences, general and administrative costs increased to approximately $517 thousand for the year ended December 31, 2007 from approximately $394 thousand for the year ended December 31, 2006.  This increase reflects additional depreciation expense recognized during the year as a result of the American Aquatics asset purchase in January

2007. Advanced Sciences also experienced an increase corporate overhead related to bid and proposal work as well as increased expense related to CSS. Advanced Sciences had focused its sales and marketing efforts on the bid and proposal activities to achieve a higher contract base and to seek new contracting opportunities.  Solution did not incur any general and administrative costs related to bid and proposal activities for the years ended December 31, 2007 and 2006, respectively.   Depreciation and amortization expense at Advanced Sciences increased by $56 thousand. Depreciation and amortization expense for the year ended December 31, 2007 was $81 thousand compared with $25 thousand for the year ended December 31, 2006.  General and administrative expense related to CSS of approximately $22 thousand included advertising, postage and other expenses associated with initial start-up.

Interest expense

Interest expense increased to approximately $808 thousand in 2007 from approximately $659 thousand in 2006, an increase of 23%, due to increased borrowings by the Company under the Amended and Restated Shaar Note.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements, such as financing or variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The Company's current monthly operating expenses exceed cash revenues by approximately $80 thousand at December 31, 2007.  Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company.  If this lender decided to discontinue advances, the Company would not be able to meet its current obligations.  In addition, the Company owes approximately $564 thousand in loans that are currently due or are payable on demand as of December 31, 2007.  Although the lenders on these loans have not yet called the loans, the Company does not currently have the ability to pay these loans absent additional financing.

The Company has experienced a decrease in total assets for the year ended December 31, 2007. The majority of the decrease was attributable to a reduction in accounts receivable, net. Accounts receivable, net, for the period ended December 31, 2007 was approximately $391 thousand as compared to approximately $802 thousand for the year ended December 31, 2006.  The decrease in accounts receivable, net, is due to the decreases in revenue contribution by Advanced Sciences from the EDAM contract in Oak Ridge, TN.

The reports of our independent registered public accounting firms on our fiscal 2006 and 2007 consolidated financial statements contain a “going concern” qualification in which they express substantial doubt about our ability to continue in business.   The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

For the year ended December 31, 2007, the Company incurred a net loss of approximately $2.0 million compared to a net loss of approximately $1.8 million for the year ended December 31, 2006.  The increase in the net loss was attributable to an increase in interest and general and administrative expenses. The Company has also experienced net cash outflows from operating activities of approximately $1.3 million and $596 thousand for the years ended December 31, 2007, and 2006, respectively.

As of December 31, 2007 and 2006, the Company had a stockholders’ deficit of approximately $14.5 million and $12.1 million, respectively.  The Company’s net increase in stockholders’ deficit from December 31, 2006 to December 31, 2007 is primarily due to the loss for the year ended December 31, 2007.  At December 31, 2007 and 2006 the Company had working capital deficit of approximately $6.7 million and $5.8 million, respectively.  The increase in the working capital deficit from December 31, 2006 to December 31, 2007 also includes $418 thousand in accrued dividends to preferred stockholders.

Certain prior-year amounts have been reclassified to conform to the current year presentation.  These reclassifications have no effect on net loss or total Stockholders’ equity as previously reported.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
1105 W. Francis, Suite A
Spokane, Washington 99205

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Commodore Applied Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Commodore Applied Technologies, Inc. ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. as of December 31, 2007 and 2006, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital, and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

April 14, 2008
Spokane, Washington

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands except shares)

	December 31,
ASSETS	2007	2006

Current assets:
Cash	$ 200	$ 127
Accounts receivable, net	391	802
Prepaid assets	124	138
Inventory	73	-
Total current assets	788	1,067

Property and equipment, net	172	119
Purchased intangible asset, net	53	-
Other assets	1	57

Total assets	$ 1,014	$ 1,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 915	$ 1,012
Accrued interest	2,041	1,249
Deferred wages	2,039	1,883
Preferred dividends payable	1,189	773
Loss contingency accrual	-	376
Other accrued liabilities	549	884
Long-term debt, current	735	654
Total current liabilities	7,468	6,831

Long-term debt, net of current portion	8,016	6,509

Total liabilities	15,484	13,340

Stockholders' deficit:
Preferred Stock, par value $0.001 per share, 10,000,000 shares authorized
Convertible Preferred Stock, Series H & J, par value $.001 per share aggregate liquidation value of $6,908 and $6,712 at December 31, 2007 and 2006, respectively, 3% non-cumulative dividends for Series H, 10%
cumulative dividends for Series J, 1,550,000 shares authorized 1,188,302
shares issued and outstanding as of December 31, 2007 and 2006	1	1

Common Stock, par value $.001 per share, 300,000,000 shares
authorized, 8,288,217 shares and 7,948,217 shares issued and
outstanding at December 31, 2007 and 2006, respectively	8	8
Additional paid-in capital	68,901	69,296
Accumulated deficit	(83,117)	(81,139)
Treasury stock, 171,875 shares, at cost	(263)	(263)
Total stockholders' deficit	(14,470)	(12,097)
Total liabilities and stockholders' deficit	$ 1,014	$ 1,243

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31 2007 and 2006
(Amounts in thousands except per share data)

	2007	2006

Revenue:
Service	$ 2,589	$ 7,254
Product	607	-
Total sales	3,196	7,254

Costs and expenses:
Cost of revenue
Service	2,608	7,153
Product	574	-
DCAA settlement, net	(315)	-
General and administrative	1,499	1,456
Total costs and expenses	4,366	8,609

Loss from operations	(1,170)	(1,355)

Other income (expense):
Interest expense	(808)	(659)
Other income	-	165
Net loss	(1,978)	(1,849)

Dividends accrued to preferred stockholders	(418)	(412)

Net loss applicable to common stockholders	$ (2,396)	$ (2,261)

Net loss per share - basic and diluted	$ (0.29)	$ (0.29)

Weighted average shares outstanding - basic and diluted	8,276	7,847

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidaries
Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2007 and 2006
(Amounts in thousands, except shares)

					Additional
	Preferred stock		Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2006	1,188,302	$ 1	7,948,217	$ 8	$ 69,680	$ (79,290)	$ (263)	$ (9,864)

Preferred stock dividends	-	-	-	-	(412)	-	-	(412)

Stock issued for services	-	-	220,000	-	28	-	-	28

Net loss	-	-	-	-	-	(1,849)	-	(1,849)

Balance, December 31, 2006	1,188,302	1	8,168,217	8	69,296	(81,139)	(263)	(12,097)

Preferred stock dividends	-	-	-	-	(418)	-	-	(418)

Stock issued for services	-	-	120,000	-	23	-	-	23

Net loss	-	-	-	-	-	(1,978)	-	(1,978)

Balance, December 31, 2007	1,188,302	$ 1	8,288,217	$ 8	$ 68,901	$ (83,117)	$ (263)	$ (14,470)

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the years ended December 31, 2007 and 2006 (Amounts in thousands)
	2007	2006
Cash flows from operating activities:
Net loss	($1,978)	($1,849)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	80	25
Other asset writedown	56	-
Gain on settlement of DCAA audit	(376)	-
Medical insurance reserve accrual reversal	(56)	-
Gain on disposal of equipment	-	(3)
Issuance of common stock for services	23	28
Changes in assets and liabilities:
Accounts receivable, net	411	1,263
Prepaid assets	14	1
Inventory	(73)	-
Accounts payable	(97)	(364)
Accrued interest	792	555
Deferred wages	156	194
Other accrued liabilities	(279)	(446)
Net cash used - operating activities	(1,327)	(596)

Cash flows from investing activities:
Equipment purchased	(17)	-
Purchased intangible asset	(10)	-
Proceeds form sale of property and equipment	-	7
Net cash provided (used) - investing activities	(27)	7

Cash flows from financing activities:
Borrowings on debt	1,615	1,102
Payments on long-term debt	(188)	-
Payments to related parties	-	(310)
Repayment of line of credit	-	(141)
Net cash provided - financing activities	1,427	651

Net change in cash	73	62

Cash at beginning of year	127	65
Cash at end of year	$ 200	$ 127

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 24	$ 104
Non-cash investing and financing activities:
Purchase of equipment by issuing debt	$ 91	$ -
Purchase of equipment by capital lease	$ 12	$ -
Purchase of intangible asset by issuing debt	$ 70	$ -
Accrued dividends on preferred stock	$ 416	$ 412

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies

Nature of Operations

Commodore Applied Technologies, Inc. and subsidiaries ("Applied" or the “Company”) is engaged in the destruction and neutralization of hazardous waste from other materials.  Through its subsidiary, Commodore Solutions, Inc. (“Solution”), Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (“PCBs”) and chlorofluorocarbons (“CFCs”).  Applied is currently working on the commercialization of these technologies through development efforts, licensing arrangements and permitting activities.

Through Commodore Advanced Sciences, Inc. ("Advanced Sciences"), Applied has contracts with various government agencies and private companies in the United States and abroad performing environmental monitoring and engineering services. Advanced Sciences also distributes safety products and other materials used in connection with monitoring and engineering services through its operating division Commodore Sales Solution.

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

With respect to trade receivables, Applied generally does not require collateral as the majority of Applied's services are performed for the U.S. Government and prime contractors that serve the U.S. Government.  Applied believes it is not exposed to any significant credit risk on cash, cash equivalents and trade receivables.  Sales to major customers which exceeded 10 percent of revenues are limited to one customer as follows, in thousands:

       2007

      2006

Customer A

$

 1,835

$

6,542

Customer A accounts for approximately 67.6% of the accounts receivable balance as of December 31, 2007.

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

A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days, not counting retainage billed, which is due at the end of the particular phase of the master government contract.  At December 31, 2007 and 2006, retainage of approximately $12 thousand and $568 thousand were included in trade accounts receivable, respectively, all expected to be collected within one year. Interest is not charged on trade receivables.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies, Continued:

Inventory

Inventories, consisting of finished goods purchased for resale, are valued at the lower of cost or market and are removed from inventory using the average-cost method.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred.  Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded in the Statement of Operations.  Depreciation is computed on the straight-line method based on the estimated useful lives of the assets; machinery & equipment over 3 to 7 years, furniture and fixtures over 3 to 7 years and computer equipment and software over 3 to 5 years.

Purchased Intangibles

Applied amortizes purchased intangibles on a straight-line basis over their contractual or economic lives.

Impairment of Long-Lived Assets

Applied reviews its long-lived assets, including property, equipment and intangibles with useful lives, for impairment annually or whenever circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The carrying value of a long-lived asset is considered impaired when the estimated cumulative undiscounted cash flows of the related asset or asset group is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Applied did not record any impairment charges for the years ended December 31, 2007 and 2006.

Revenue Recognition

Substantially all of Applied's revenues are generated by its subsidiary, Advanced Sciences.  Advanced Sciences’ revenues consist of engineering and scientific services and sales of scientific and safety products. Engineering and scientific services are  performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for unit prices. Revenue under unit price contracts is recorded when a contract or arrangement exists, the fees to be charged are fixed or determinable, the services have been provided, and collection of the billed amounts is reasonably assured.

Revenue on product sales is generally recognized when evidence of a customer arrangement exists, prices are fixed and determinable and product title, ownership and risk of loss transfers to the customer. Revenue for product sales also includes freight and handling charges. The Company’s standard shipping terms are FOB shipping point.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (“SFAS No. 109”) whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies, Continued:

Income Taxes, Continued:

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the year ended December 31, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. Accounts receivable, accounts payable, other accrued liabilities and long term debt are financial instruments that are subject to material market variations from the recorded book value.  The fair value of these financial instruments approximates the recorded book value as of December 31, 2007 and 2006.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

On January 1, 2007, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of this Statement had no material impact on the Company’s financial position or result of operations.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies, Continued:

Recent Accounting Pronouncements, Continued

On January 1, 2007, the Company adopted SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and:

•

Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

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

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires application of the standard as of January 1, 2007. There was no impact on the financial statements as of and for the year ended December 31, 2007 as a result of adoption of SFAS No. 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

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

At December 31, 2007 and 2006, the Company had a stock plan for key employees, non-employee directors and management consultants, described more fully in Note 11 “Share-Based Compensation.” Management’s adoption of SFAS 123R resulted in recognition of $0 of stock-based compensation expense in 2007 and 2006.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation. These reclassifications have no effect on net loss, total assets or stockholders’ equity as previously reported.  The reclassifications have no effect on net loss or total stockholders’ deficit as previously reported.

2.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Applied will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements, Applied incurred losses and negative cash flows from operating activities for the years ended December 31, 2007 and 2006.  Applied also has a working capital deficit of approximately $6.8 million and an accumulated deficit of approximately $83.1 million at December 31, 2007 and several of the Company’s notes payable are in default.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

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

3.

Accounts Receivable

The components of Applied’s receivables as of December 31, 2007 and 2006 are as follows, in thousands:

2007

2006

Accounts receivables

$

394

$

803

Related party receivables

3

3

Allowance for doubtful accounts

                         (6)

                          (4)

Accounts receivable, net

$

                   391

$

                      802

Substantially all of Advanced Sciences’ accounts receivables are pledged to Wells Fargo Bank as collateral under a factoring agreement guaranteed by Applied. See Note 4.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.

Sale of Accounts Receivable

Advanced Sciences sells its accounts receivable under the Environmental Data Acquisition and Management (EDAM) contract to Wells Fargo Bank pursuant to the terms of a factoring agreement. The agreement allows Advanced Sciences to receive 90% of eligible receivables up to $2 million. According to the terms of the agreement receivables are sold with full recourse and the Company assumes all risk of collectability. Financing fees are paid monthly at prime plus 2.0 percent of receivables sold, aggregate of 9.25% at December 31, 2007. Financing fees paid for the year ended December 31, 2007 and 2006 were $11 and $18 thousand, respectively under the agreement.

5.

Property and Equipment

Property and equipment consist of the following as of December 31, 2007 and 2006, in thousands:

2007

2006

Machinery and equipment

$

659

$

571

Furniture and fixtures

60

47

Computer equipment

                        96

                       99

815

717

Accumulated depreciation

                     (643)

                     (598)

Property and equipment, net

$

                  172

$

                    119

During the year ended December 31, 2007, $2 thousand of fully depreciated machinery and equipment was sold, resulting in a recognized gain of $400.  The Company also abandoned $10 thousand of fully depreciated machinery and equipment. Cost and related accumulated depreciation have been removed from the respective accounts.

6.

Contract Acquisition

In January 2007, Advance Sciences acquired net assets in the form of equipment and monitoring services contracts from American Aquatics Inc. in exchange $170 thousand in cash and short-term notes payable. The acquisition increased environmental monitoring revenues by $156 thousand, which are included in Services revenue in the consolidated statement of operations and segment information reported in Note 17. The purchase price resulted in additions to property and equipment of approximately $90 thousand and an intangible asset of approximately $79 thousand for the monitoring service contracts. The acquired intangible will be amortized on a straight-line basis over the life of the monitoring service contracts, which extend through December 2009. For the year ended December 31, 2007 Applied recorded $26 thousand in amortization expense on the purchased intangible. Amortization expense and accumulated amortization will be $26 thousand and $52 thousand, respectively for 2008, and $27 thousand and $79 thousand, respectively for 2009.

7.

Other Accrued Liabilities

Other accrued liabilities consist of the following, in thousands:

2007

2006

Compensation and employee benefits (1)

$

 186

$

213

Subcontractors (2)

-

355

Related party payable (3)

269

185

Other (4)

                        94

                      131

     Total

$

                  549

$

                    884

(1)

Liability accrued for payroll, payroll taxes and employee benefits earned by company employees but paid subsequent to the close of the year of accrual.

(2)

Liability accrued for services performed by subcontractors for the Company under its contracts with the Department of Energy or Department of Defense.

(3)

Amounts payable to parties related to the Company by past ownership of an acquired company.

(4)

Accruals for other general liabilities of the Company.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8.

Long-Term Debt

Long-term debt consists of the following as of December 31, 2007 and 2006, in thousands:

2007

2006

Convertible note payable, 10% interest (1)

$

8,009

$

6,509

Note payable, 12% interest (2)

252

252

Note payable, 9% interest (3)

312

312

Note payable, 8.75% interest (4)

58

-

Note payable, 6.5% interest (5)

80

-

Note payable, 6.0.% interest (6)

24

90

Other (7)

                        16

                          -

8,751

7,163

Less current portion

                     (735)

                     (654)

$

               8,016

$

                6,509

(1)

Notes payable to The Shaar Fund, Ltd. with interest at 10%, interest only due in monthly installments beginning on June 30, 2008, maturing in April 2009, no prepayment option, and collateralized by property and equipment and patents.  The note is convertible into common stock at any time, and the interest can be paid in cash or stock, at the option of either the Company or the holder. Both the conversion and the payment of interest in the form of common stock are subject to a limitation, such that no conversion or payment in the form of stock can be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock. The conversion price is the lower of the average closing price of the ten days preceding the conversion date, or $0.57.  See Note 10.  Also, these notes payable restrict the Company’s ability to declare or pay dividends on and repurchase common stock, materially change the Company’s business, enter a business combination, or transfer or sell assets.

(2)

Notes payable to individuals bearing 12.0% interest, in default as of January 15, 2005, collateralized by accounts receivable.

(3)

Note payable to individual with interest at 9.0%, unsecured and in default as of December 31, 2006.

(4)

Note payable to American Aquatics, Inc. with interest at 8.75%, payable monthly through May 2008.

(5)

Note payable to Sterling Lending financing the Company’s general liability insurance, with interest at 6.5% payable monthly through December 2008.

(6)

Note payable to Sterling Lending financing the Company’s directors and officers insurance, with interest at 6.0% payable monthly through April 2008.

(7)

Other long-term debt consists of short-term notes and capital leases for equipment. Interest rates vary and dates of maturity are through April 2010.

Future maturities of long-term debt is as follows, in thousands:

2008

$

735

2009

8,012

2010

3

2011

1

Thereafter

                           -

$

                  8,751

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9.

Income

Taxes

Applied provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes.

The provision for income taxes for the years ended December 31, 2007 and 2006 results in an effective tax rate which differs from federal income tax rates as follows, in thousands:

2007

2006

Expected tax benefit at federal statutory rate

$

(666)

$

(629)

State income tax benefit at federal statutory rate

(69)

(65)

Other

13

131

Change in valuation allowance

                    722

                  563

     Income tax benefit

$

                    -

$

                      -

The components of the net deferred tax assets as of December 31, 2007 and 2006 are as follows, in thousands:

2007

2006

Reserves and accruals

$

27

$

158

Net operating loss carryforward

16,537

 15,427

Depreciation, amortization and impairment charges

                     891

                   1,148

17,455

16,733

Valuation allowance

                (17,455)

                (16,733)

     Net deferred tax assets

$

                     -

$

                       -

Management estimates that our combined federal and state tax rates will be 36.3%. Applied conducts a periodic examination of its valuation allowance, factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions.  As of December 31, 2007 and 2006, Applied has established a valuation allowance for the entire amount of net deferred tax assets, due to the Company’s belief that it is more likely than not that the deferred tax asset will not be realized.

Applied has net operating loss ("NOL") carryforwards at December 31, 2007 of approximately $43.4 million which expire in years 2010 through 2027.  The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.

10.

Stockholders’ Deficit

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

c)

The Series H Preferred has a non-cumulative annual dividend of 3%, payable in cash or Series H Preferred stock within 30 days of the end of Applied’s fiscal year, at Applied’s election.  Dividends of $24 thousand were accrued during 2007 and 2006 respectively, and total accumulated dividends of $131 thousand had been accrued at December 31, 2007.

d)  The Series H Preferred is not transferable.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10.

Stockholders’ Deficit

, Continued:

There have been no shares of Series H Preferred stock converted into common shares as of December 31, 2007.  In the event of liquidation, dissolution or winding up of Applied, holders of Series H Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $1.00 per share, and no more, before any distribution to holders of the common stock.

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

e)

Dividends were to be paid quarterly commencing March 31, 2006, to the holder of the shares of the Series J

Preferred Stock. As of December 31, 2007, no dividends had yet been paid under these terms, and the holder has agreed to a deferral of payment until June 30, 2008 without consequence to the Company.

f)

The Company has reserved 60,000,000 shares of its common stock for the conversion of the Series J Preferred and the Amended New Shaar Convertible Note.

g)

Both the conversion and the payment of dividends in the form of common stock are subject to limitation, such that no conversion or payment in the form of stock can be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.

h)

The Company accrued approximately $392 thousand and $388 thousand of dividends in 2007 and 2006 on the Series J Preferred. Accumulated dividends totaled approximately $877 thousand through December 31, 2007.

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

Cumulative unpaid dividends on all series of preferred stock are approximately $1.2 million and $773 thousand at December 31, 2007 and 2006, respectively.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10.

Stockholders’ Deficit, Continued:

Warrants

Each outstanding warrant is exercisable into one share of the Company’s common stock. A summary of the warrants outstanding as of December 31, 2007 and 2006 and changes during the periods then ended is presented below:

Weighted Avg.

# of Warrants

Exercise Price

Beginning Balance 2006

1,724,456

$

0.55

Granted

-

Expired

                 (91,665)

                      1.23

Beginning Balance 2007

1,632,791

$

0.52

Granted

-

Expired

               (50,001)

                    0.57

Ending Balance 2007

         1,582,790

$

                  0.52

Year of

Current

Expiration

Grant

Warrants

Exercise Price

Date

2003

1,367,790

$

0.57

Nov-08

2003

2,500

$

0.57

Nov-08

2004

12,500

$

0.60

Feb-09

2005

         200,000

$

0.20

Apr-08

Total outstanding

      1,582,790

As of December 31, 2007 there was no unrecognized expense related to non-vested warrants granted under the Company’s plans.

As of December 31, 2007 all remaining outstanding warrants are exercisable.

11.

Share-Based Compensation

During the year ended December 31, 2007, the Company issued 120,000 shares of common stock to an investor relations services consulting firm, for which an expense of approximately $23 thousand was recognized, measured by the fair value of the shares at the date of issue.

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

The Company did not recognize any compensation expense related to share-based payments under SFAS 123R for the years ended December 31, 2007 or 2006.  As of December 31, 2007, there was no unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s plans. No stock options were granted in the years ended December 31, 2007 and 2006.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11.  Share-Based Compensation, Continued:

Stock Options

A summary of stock options outstanding as of December 31, 2007 and 2006 and changes during the periods then ended is presented below:

Weighted Avg.

# of Options

 Exercise Price

Beginning Balance 2006

 4,325,841

1.08

Forfeited

     (15,369)

               106.47

Beginning Balance 2007

 4,310,472

0.66

Forfeited

      (2,500)

                   1.06

Ending Balance 2007

 4,307,972

$

                  0.66

Range of Exercise

# of Options

Weighted Avg.

Weighted Avg.

# of Shares

Prices

Outstanding

Remaining Life

Exercise Price

Exercisable

$0.00-$0.57

3,854,068

0.96

$

0.57

3,854,068

$0.58-$1.40

            453,904

                  0.96

$

                 1.40

           453,904

          4,307,972

                  0.96

$

                 0.65

         4,307,972

As of December 31, 2007, the aggregate intrinsic value of options outstanding and exercisable was $0.

12.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted loss per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.  Options and warrants to purchase 5,890,762 and 5,943,263 shares of common stock were outstanding as of December 31, 2007 and 2006, respectively.  Additionally, exercise of a convertible note, interest, Series H and Series J Preferred and dividends would result in issuance of 172,596,534 shares of common stock, subject to provisions that limit the total of these conversions to less than 5% beneficial ownership by the holder.  Shares issuable upon exercise of options, warrants and convertible debt and instruments were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive as the Company has experienced net losses.

13.

Related Party Transactions

Applied had the following related party transactions not fully disclosed elsewhere:

a)

Applied has a receivable from a related party of approximately $57 thousand for the year ended December 31, 2006, and is included in other assets.

b)

Applied has payables to related parties of approximately $269 and $185 thousand for the years ended December 31, 2007 and 2006, and are included in other accrued liabilities.

c)

Applied has a note payable to Bentley Blum, a member of the board of directors that is due on demand and carries interest at 9%.  The balance as of December 31, 2007 and 2006 was approximately $312 thousand. Accrued interest as of December 31, 2007 and 2006 was $127 thousand and $99 thousand, respectively. The note is in default at December 31, 2007.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13.

Related Party Transactions, Continued:

d)

Applied has a long-term convertible note payable to The Shaar Fund, Ltd., a shareholder of Applied, that matures in April 2009. The note bears interest at 10% annually with interest only due in monthly installments beginning June 30, 2008. The balance as of December 31, 2007 and 2006 was approximately $8.0 million and $6.5 million, respectively. Accrued interest on the note was approximately $1,718 thousand and $984 thousand for the years ended December 31, 2007 and 2006 respectively, and is included in other accrued liabilities.

e)

During 2007, the Company engaged a consulting firm owned by its Chief Financial Officer to assist the Company in its compliance with Section 404 of the Sarbanes-Oxley Act of 2002, incurring a total expense of $41,173 to this related party.

14. Operating Leases

Applied and its subsidiaries are committed under non-cancellable operating leases for office space and other equipment. Future obligations under the leases are as follows, in thousands:

2008

$

128

2009

128

2010

128

2011

77

Thereafter

                      -

  Total

$

               461

Rent expense, including cancelable month to month leases, was approximately $213 thousand and $198 thousand in 2007 and 2006, respectively.

15. Commitments and Contingencies

DCAA Audit

Contracts of the Company may be subjected to audit by the Defense Contract Audit Agency (DCAA). Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. During 2007, the Company completed a DCAA audit of a single contract of the Company for the period January 1995 through December 1999. The DCAA had asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during said period. The Company had previously recorded a liability totaling $376 thousand as a reserve to settle any claims or expense that may be incurred as a result of the audit process. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. During the fourth quarter the DCAA completed their audit and a settlement was reached. The Company recognized additional contract revenues of $86 and subcontractor cost of revenue of $147 were recognized, resulting in a decrease in the loss from operations of $315.

Guarantee

Applied, along with several other entities in a prior year, guaranteed a performance bond of Commodore Separation Technologies, Inc. relating to a contract with the Port of Baltimore.  Applied was notified on June 28, 2000, that the performance bond was being called.  It is not known at this time the amount, if any, Applied’s share will be.  No liability has been reflected in the financial statements as of December 31, 2007 or 2006 related to this bond, as the Company feels an adverse determination is not probable, and the amount of loss is not determinable.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16.

401(K) Savings Plan

Applied has adopted a 401(K) savings plan for all employees who qualify as to age and service.  Contributions by Applied are discretionary.  Applied made discretionary contributions of approximately $0 and $14 thousand to the plan during the years ended December 31, 2007 and 2006, respectively.

17.

Segment Information

Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Applied has identified two reportable segments as follows:

1.

Advanced Sciences, which primarily provides various engineering, legal, sampling and public relations services to government agencies on a cost plus basis.

2.

Solution which has equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia.

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

Commodore Applied Technologies, Inc. and Subsidaries
Segment Disclosure
For the years ended December 31, 2007 and 2006
(Amounts in Thousands)

	2007				2006
	CASI	Solution	Corporate & Other	Total	CASI	Solution	Corporate & Other	Total
Revenues
Services	$ 2,589	$ -	$ -	$ 2,589	$ 7,254	$ -	$ -	$ 7,254
Product	607	-	-	607	-	-	-	-
Total Revenue	3,196	-	-	3,196	7,254	-	-	7,254

Cost of revenues
Services	2,608	-	-	2,608	7,153	-	-	7,153
Products	574	-	-	574
DCAA settlement, net	(315)	-	-	(315)	-	-	-	-
General and administrative	517	-	982	1,499	394	-	1,062	1,456

Total costs and expenses	3,384	-	982	4,366	7,547	0	1,062	8,609

Income (loss) from operations	(188)	-	(982)	(1,170)	(293)	0	(1,062)	(1,355)

Interest expense	(1)	-	(807)	(808)	(4)		(655)	(659)
Other Income	-	-	-	-	68	-	97	165

Net (loss) income	$ (189)	$ -	$ (1,789)	$ (1,978)	$ (229)	$ -	$ (1,620)	$ (1,849)

Total assets	$ 628	-	$ 386	$ 1,014	$ 1,024	-	$ 219	$ 1,243
Expenditures for long-lived assets	$ 200	-	-	$ 200	-	-	-	-

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and concluded that it is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

The names and ages of the executive officers and directors of the Company, and their positions with the Company as of March 31, 2008 are as follows:

Name	Age	Position
Dr. Shelby T. Brewer	71	Director, Chairman of the Board and Chief Executive Officer
O. Mack Jones	67	Director, President and Chief Operating Officer
Ted R. Sharp	51	Director, Chief Financial Officer, Treasurer and Secretary
Bentley J. Blum	66	Director
Paul E. Hannesson	67	Director
VADM Michael P. Kalleres	68	Director
Ambassador William A. Wilson	93	Director
Jan C. Huly	60	Director
Thomas J. Colatosti	60	Director

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

Ted R. Sharp – Director, Chief Financial Officer, Treasurer and Secretary

Mr. Sharp began his employment with the Company in November 2006 and has served as Chief Financial Officer and Treasurer of the Company since January 2007. In November 2007 Mr. Sharp was elected to the Board of Directors. Mr. Sharp is the principal owner of Sharp Executive Associates, a private executive management consulting firm located in Nampa, Idaho. Mr. Sharp also served as executive management for Key Technology, Inc., a public company, including Chief Financial Officer, Managing Director of European Operations (Netherlands) and Corporate Controller from January 1989 to March 2003. Mr. Sharp received a BBA degree in Accounting from Boise State University and currently holds active CPA licenses in both Idaho and Washington.  Mr. Sharp is a member of the American Institute of Certified Public Accountants, the Idaho Society of CPA’s and Financial Executives International.

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

Jan C. Huly – Director

Mr. Huly was elected to the Board of Director in November 2007. In 2006, Jan C. Huly retired as Lieutenant General in the U.S. Marine Corps with over thirty years of experience as a leader and administrator, holding such positions as: Deputy Commandant, Plans, Policies and Operations, Washington DC from 2003 to 2006; Commanding General, Marine Corps Recruit Depot, San Diego, CA from 2000 to 2003; Director of Operations, U.S. Marine Corps, Washington DC from 1998 to 2000, and Deputy Commander, U.S. Marine Reserves, New Orleans, LA from 1996 to 1998.  Prior to 1996, Mr. Huly held several positions with the Marine Corps, variously responsible for operations and planning, security and force protection, recruiting and training, public relations, budgeting and programming, and human resources. He received a BS degree from the University of California, Berkeley and an MA degree from Central Michigan University.

Thomas J. Colatosti – Director

Mr. Colatosti was elected to the Board of Directors in November 2007. Mr. Colatosti has been the President and Chief Executive Officer of American Security Ventures (ASV) since 2002. ASV provides strategic management services and capital resources to emerging and developing companies in the biometric and homeland security industries. Since August 2005, Mr.

Colatosti has been President , Treasurer and a Director of Good Harbor Partners Acquisition Corp. Mr. Colatosti is also the Chairman of the Board of Directors and Co-CEO of BIO-Key International, Inc., an OTC Bulletin Board listed company that develops advanced biometric finger identification and wireless mobile technologies. Prior to founding American Security Ventures, from 1997 to May 2002, Mr. Colatosti was President and Chief Executive Officer of Viisage Technology, Inc., a Nasdaq listed company that provides biometric face-recognition technology and highly secure identification documents and systems. Before joining Viisage, from 1995 to 1997, Mr. Colatosti was President and Chief Executive Officer of CIS Corporation, a provider of software solutions for higher education. From 1973 until 1995, Mr. Colatosti worked at Digital Equipment Corporation (DEC), a large multinational computer company. As Vice President of the Government Systems Group, a billion dollar revenue division of DEC, he was responsible for all products and services to the federal government, aerospace, electronics and manufacturing industries. Mr. Colatosti also currently serves on the board of several privately held companies and non-profit organizations. He also served on the Board of Advisors of Saflink Corporation, a Nasdaq listed provider of software security solutions. Mr. Colatosti is a decorated Vietnam veteran. He received a B.S. and an M.B.A. from Suffolk University.

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

KEY EMPLOYEES

The names and ages of the key employees of the Company not listed above, and their positions with the Company as of March 31, 2008, are as follows:

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

Mr. Foutz received his B.S. in Geology in 1981.  He has 24 years of progressive professional experience in geological, hydro-geological, and environmental consulting and contrayct management as a Department of Energy contractor.

BOARD COMMITTEES

The Company's Board of Directors has (i) an Audit Committee and (ii) a Compensation, Stock Option and Benefits Committee.  On August 30, 2000, the Board of Directors unanimously voted to abolish the Finance Committee and determined that the entire Board of Directors would perform its function.

As of December 31, 2007, the Compensation, Stock Option and Benefits Committee, was composed of Michael P. Kalleres, Ambassador William A. Wilson, Jan Huly and Dr. Shelby T. Brewer. The position of Chairman of the Compensation, Stock Option and Benefits Committee was vacant as of December 31, 2007 as a result of the resignation of Dr. Frank E. Coffman from the Board in November 2007. The Compensation, Stock Option, and Benefits Committee has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1998 Stock Option Plan, as amended (the “1998 Plan”), and determining the recipients, amounts and other terms (subject to the requirements of the 1998 Plan) of options which may be granted under the 1998 Plan and outside the 1998 Plan, from time to time and providing guidance to management in connection with establishing additional benefit plans.

As of December 31, 2007, the Audit Committee was composed of Michael P. Kalleres as Chairman, Tom Colatosti and Ambassador William A. Wilson. The responsibilities of the Audit Committee include selecting, engaging and determining the compensation of the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company.

AUDIT COMMITTEE AND FINANCIAL EXPERT

Michael P. Kalleres currently serves as the Chairman of the Audit Committee and the Board of Directors has determined him to be an audit committee financial expert and an independent Director of the Company.

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

Based on representations from the officers and directors, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2007.

CODE OF ETHICS

The Company’s Board of Directors has established and adopted a code of ethics in 2004 applicable to its senior executives, financial officers and directors.  See Exhibit 14.01 – “Code of Ethics of Commodore Applied Technologies, Inc.”

ITEM 10.

EXECUTIVE COMPENSATION.

SUMMARY

The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 2007 and 2006 to all persons serving as the Company's Chief Executive Officer during 2007 and 2006 and to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100 thousand during any such year.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
							Securities
						Restricted	Under-
					Other	Stock	Lying	LTIP
Name and Principal					Annual	Awards	Options	Pay-outs	All Other
Position	Year	Salary ($)		Bonus ($)	Comp ($)	($)	(#)	($)	Comp ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
Dr. Shelby T. Brewer (1)	2007	199,609	(2)	-	-	-	-	-	-
Chief Executive Officer	2006	208,012	(2)	-	-	-	-	-	-

O. Mack Jones(3)	2007	176,905	(4)	-	-	-	-	-	-
President and	2006	185,634	(4)	-	-	-	-	-	-
Chief Operating Officer

James M. DeAngelis (5)	2007	86,152	(6)	-	-	-	-	-	-
Senior Vice President	2006	165,497	(6)	-	-	-	-	-	-

Walter L. Foutz (7)	2007	135,221	(8)	-	-	-	-	-	-
VP of Operations	2006	126,518	(8)	-	-	-	-	-	-

Ted R. Sharp (9)	2007	120,000	(10)	-	-	-	-	-	41,173	(11)
Chief Financial Officer	2006	16,154	(10)	-	-	-	-	-	-

(1)

Mr. Brewer served as Chief Executive Officer and President of Solutions and a director of the Company since April 2000. Mr. Brewer assumed the positions of Chairman, Chief Executive Officer and President of the Company from January 2001 through October 2003 and continues to serve as Chief Executive Officer and a director since October 2003 to present.

(2)

Represents the amount of Mr. Brewer’s base salary paid by the Company less amounts deferred. Brewer. Mr. Brewer’s base salary for 2007 was $280,000, of which $83,391 was originally deferred until December 31, 2007, and remains unpaid as of March 31, 2008. Mr. Brewer’s base salary for 2006 was $285,000, of which $76,988 was originally deferred until December 31, 2006, and remains unpaid as of March 31, 2008

(3)

Mr. Jones served as President of Advanced Sciences from February 2001 to present, and President and Chief Operating Officer of the Company from April 2003 to present. Mr. Jones has served as a director of the Company since October 2003.

(4)

Represents the amount of Mr. Jones’ base salary paid by the Company less amounts deferred.  Mr. Jones’ total base salary for 2007 was $250,000 of which $73,095 was originally deferred until December 31, 2007, and remains unpaid as of March 31, 2008. Mr. Jones’ total base salary for 2006 was $250,000, of which $66,346 was originally deferred until December 31, 2006, and remains unpaid as of March 31, 2008.

(5)

Mr. DeAngelis served as Sr. Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary from December 1999 to December 2006. Mr. DeAngelis served as Senior Vice President of the Company form December 2006 to August 2007. Mr. DeAngelis served as a director of the Company from June 2002 to August 2007. Mr. DeAngelis resigned from his position as Senior Vice President and Director effective September 1, 2007.

(6)

Represents the amount of Mr. DeAngelis’ base salary paid by the Company through September 2007 less any amounts deferred.  Mr. DeAngelis’ base salary for 2007 was $120,000 of which $2,596 was originally deferred until December 31, 2007, and remains unpaid as of March 31, 2008. Mr. DeAngelis’ total base salary for 2006 was $225,000 of which $59,712 was originally deferred until December 31, 2006, and remains unpaid as of March 31, 2008.

(7)

Mr. Foutz served as the Western Regional Manager of Advanced Sciences from January 2002 to March 2005.  Mr. Foutz served as Vice President of Operations of Advanced Sciences, Inc. since April 2005 to present.

(8)

Represents the amount of Mr. Foutz’s base salary paid by the Company.  Mr. Foutz’s total base salary for 2007 was $130,000. Mr. Foutz’s total base salary for 2006 was $125,000.

(9)

Represents the amount paid to Mr. Sharp to provide services as the Company’s Chief Financial Officer. The Company entered into an employment agreement with Mr. Sharp to serve as the Company as Chief Financial Officer effective January 1, 2007. Mr. Sharp for 2006 began his employment November 1, 2006 and assumed full responsibility for the position on January 1, 2007.

(10)

Represents the pro rated base salary paid to Mr. Sharp by the Company. Mr. Sharp’s annual base salary for 2007 and 2006 was $120,000.

(11)

Represents amounts paid to a consulting firm owned by Mr. Sharp, which was engaged to assist the Company in its compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

STOCK OPTIONS

No options were granted during the year ended December 31, 2007 to any individuals listed in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan, as amended, (the "1998 Plan") and no options were granted to any individuals outside of the 1998 Plan. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the years ended December 31, 2007 and 2006.

The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the 1998 Plan and outside of the 1998 Plan at December 31, 2007 by the individuals listed in the Summary Compensation Table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the- Money Options at FY-End ($) (1)
	Shares Acquired on Exercise	Values
Name	(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Shelby T. Brewer	-	-	2,115,802	-	-	-
James M. DeAngelis	-	-	1,124,175	-	-	-
O. Mack Jones	-	-	600,000	-	-	-
Walter L. Foutz	-	-	14,813	-	-	-

(1)

There were no outstanding in-the-money options at year end. The last reported sale price of the common stock on March 27, 2008 was $0.07 and the exercise prices of the options range from $0.57 to $1.40.

EMPLOYMENT AGREEMENTS

The Company has no employment contracts.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of March 31, 2008 by each person who is known by the Company to beneficially own more than 5% of its issued and outstanding shares of common stock, its named executive officers, its directors and all of its executive officers and directors as a group. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

Title of Class	Name of Shareholder	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	Shelby T. Brewer	2151 Jamieson Street Carlyle Towers, Suite 308 Alexandria, VA 22314	2,791,079	(2)	26.9%
Common Stock	Bentley J. Blum	150 East 58th Street, Suite 3238 New York, NY 10155	1,605,311	(3)	16.6%
Common Stock	James M. DeAngelis	359 Thames Street, Unit A/B #3 Newport, RI 02840	1,140,714	(4)	12.1%
Common Stock	O. Mack Jones	507 Knight Street, Suite B Richland, WA 99352	604,444	(5)	6.8%
Common Stock	Paul E. Hannesson	150 East 58th Street, Suite 3238 New York, NY 10155	321,757	(6)	3.7%
Common Stock	Michael P. Kalleres	507 Knight Street, Suite B Richland, WA 99352	22,500	(7)	*
Common Stock	William A. Wilson	507 Knight Street, Suite B Richland, WA 99352	22,500	(7)	*
Common Stock	Ted R. Sharp	507 Knight Street, Suite B Richland, WA 99352	-		*
Common Stock	Jan C. Huly	507 Knight Street, Suite B Richland, WA 99352	-		*
Common Stock	Thomas J. Colatosti	507 Knight Street, Suite B Richland, WA 99352	-		*
Common Stock	All current executive officers and directors as a group		6,508,726		47.54%
5% or greater shareholders
None

*

Less than 1%.

(1)

Calculated based on 8,288,217 shares of common stock issued and outstanding as of March 31, 2008.

(2)

Consists of 675,277 shares of common stock and 2,115,802 shares of common stock acquirable upon exercise of options exercisable before December 15, 2008.

 (3)

Consists of:  (i) 125,000 shares of common stock; (ii) 7,210 shares of common stock acquirable upon exercise of options exercisable before December 15, 2008; (iii) 1,367,790 shares of common stock acquirable upon exercise of warrants before November 19, 2008; and (iv) Mr. Blum's indirect beneficial ownership of common stock based upon his  ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Commodore Environmental Services, Inc. (“Environmental”) common stock, representing together 37.74% of the outstanding shares of Environmental common stock at March 31, 2008, and 4,500,000 shares of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental.  Does not include 785,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse and mother.

(4)

Consists of 14,535 shares of common stock, 1,124,175 shares of common stock acquirable upon exercise of options exercisable before December 15, 2008; and Mr. DeAngelis’ indirect beneficial ownership of common stock based upon his ownership of 580,000 shares of Environmental.

 (5)

Consists of 604,444 shares of common stock acquirable upon exercise of option exercisable before December 15, 2008, of which 4,444 of the options are held by Mr. Jones’ spouse.

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

•

The Shaar Fund holds a convertible note, together with accrued interest thereon, and convertible Series J Preferred stock, together with accrued dividends on the Series I and J Preferred stock.  The payment of accrued interest and dividends may be made in cash or common stock.  The conversion of the note and the Series J Preferred stock, and the payment of interest and dividends in the form of common stock are subject to limitation, such that no conversion or payment in the form of stock can be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.  Should this limitation be removed, as much as an additional 186 million shares of the Company’s common stock could be issued, which would result in a change in control of the Company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

EQUITY COMPENSATION PLAN INFORMATION

The following table reflects the number of shares of our common stock that, as of December 31, 2007, were outstanding and available for issuance under compensation plans that have previously been approved by our stockholders as well as compensation plans that have not previously been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders 1998 Stock Option Plan (1)(2)	453,904	$1.40	265,384
Equity compensation plans not approved by security holders (3)(4)	5,436,858	$0.56	-
Total	5,890,762	$0.63	265,384

(1)

Consists of options issuable under the 1998 Stock Option Plan, as amended, as approved by the stockholders on September 12, 2003.

(2)

Consists of options issuable outside of the 1998 Stock Option Plan, as amended as approved by the stockholders on September 12, 2003.

(3)

Includes options to purchase a total of 3,854,068 shares issued in November 2003 outside of the 1998 Stock Option Plan, as amended.

(4)

Includes warrants issued in November 2003 to purchase a total of 1,582,790.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Transactions

During 2007, we engaged Sharp Executive Associates, Inc., a consulting firm owned by our Chief Financial Officer to assist the Company in its compliance with Rule 404 of the Sarbanes-Oxley Act of 2002, incurring a total expense of $41,173 to this related party. There were no related party transactions during the year ended December 31, 2006.

ITEM 13.

EXHIBITS

Other than  contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-KSB:

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

10.131	Warrant to purchase 222,222 shares of common stock of the Company issued to Klass Partners. (25)
10.132	Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers Associates. (25)
10.133	Warrant to purchase 41,667 shares of common stock of the Company issued to Jon Paul Hannesson. (25)
10.134	Warrant to purchase 41,667 shares of common stock of the Company issued to Krista S. Hannesson. (25)
10.135	Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A. Weiss. (25)
10.136	Warrant to purchase 500,000 shares of common stock of the Company issued to Klass Partners. (25)

10.137	Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers Associates. (25)
10.138	Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul Hannesson. (25)
10.139	Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S. Hannesson. (25)
10.140	Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A. Weiss. (25)
10.141	Warrant to purchase 444,444 shares of common stock of the Company issued to Klass Partners. (25)
10.142	Warrant to purchase 333,334 shares of common stock of the Company issued to Mathers Associates. (25)
10.143	Warrant to purchase 83,332 shares of common stock of the Company issued to Jon Paul Hannesson. (25)
10.144	Warrant to purchase 83,332 shares of common stock of the Company issued to Krista S. Hannesson. (25)
10.145	Warrant to purchase 55,556 shares of common stock of the Company issued to Stephen A. Weiss. (25)
10.146	Series E Convertible Preferred automatic conversion date extension dated March 10, 2004, between the Company and The Shaar Fund, Ltd. (25)
10.147	Series F Convertible Preferred automatic conversion date extension dated April 9, 2004, between the Company and The Shaar Fund, Ltd. (25)
10.148	Dividend Forgiveness letter dated April 9, 2004, between the Company and The Shaar Fund, Ltd. (25)
10.149	Promissory Note dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.150	Amended and Restated Security Agreement dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.151	Patent Collateral Assignment dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.152	Amended and Restated Guaranty and Suretyship Agreement dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.153	Exchange Agreement dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.154	Warrant to purchase 4,000,000 shares of common stock of the Company issued to Dr. Marion Danna. (27)
10.155	Securities Purchase Agreement dated April 27, 2005, between Commodore Applied Technologies, Inc., and Dr. Marion Danna. (27)
10.156	Registration Rights Agreement dated April 27, 2005, between Commodore Applied Technologies, Inc., and Dr. Marion Danna. (27)
10.157	Amended Promissory Note effective October 1, 2005, between the Company and The Shaar Fund, Ltd. (27)
10.158	Amended Exchange Agreement effective October 1, 2005, between the Company and The Shaar Fund, Ltd. (27)
10.159	Purchase Agreement with American Aquatics, dated xx, 2007
14.01	Code of Ethics of Commodore Applied Technologies, Inc. (26)

16.1	Letter regarding change in certifying accountant. (12)
16.2	Letter regarding change in certifying accountant. (17)
*22.1	Subsidiaries of the Company.
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Debt Repayment Agreement, dated September 28, 1998, between the Company and Environmental. (15)
99.2	Registration Rights Agreement, dated September 28, 1998, between the Company and Environmental. (15)

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the years ended December 31, 2007 and December 31, 2006:

	2007	2006
Audit fees	$ 69,604	$ 87,560
Audit related fees	5,000	2,195
Tax fees	-	12,109
All other fees	-	-
Total	$74,604	$ 101,864

Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-QSB, assistance with and review of documents filed with the SEC.  Audit-related fees consist of fees related to the edgarization and filing of SEC forms.

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

Date:  April 15, 2008

COMMODORE APPLIED TECHNOLOGIES, INC.

By:/s/ Ted R. Sharp

Ted R. Sharp

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shelby T. Brewer Dr. Shelby T. Brewer	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 15, 2008
/s/ Ted R. Sharp Ted R. Sharp	Chief Financial Officer (principal financial officer)	April 15, 2008
/s/ Bentley J. Blum Bentley J. Blum	Director	April 15, 2008
Paul E. Hannesson	Director	April 15, 2008
/s/ O. Mack Jones O. Mack Jones	Director	April 15, 2008
/s/ Michael P. Kalleres VADM Michael P. Kalleres	Director	April 15, 2008
Ambassador William A. Wilson	Director	April 15, 2008
/s/ Jan C. Huly Jan C. Huly	Director	April 15, 2008
/s/ Thomas J. Colatosti Thomas J. Colatosti	Director	April 15, 2008

54