Form 10-Q
period 2008-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2008-05-15
CIK 1013556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes  ☑     No   ☐

Indicate by check mark whether the registrant is ☐ a large accelerated filer, ☐ an accelerated filer, ☐ a non-accelerated filer, or ☑ a small reporting company (as defined by Rule 12b-2 of the Exchange Act.):

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):    Yes ☐     No ☑

Number of shares of issuer’s common stock outstanding at May 12, 2008: 8,288,218

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Consolidated Balance Sheets, March 31, 2008 and December 31, 2007

3

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007

4

Consolidated Statements of Cash Flows for the three month period ended March 31, 2008 and 2007

5

Notes to Financial Statements

6

Item 2:  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

10

Item 4:  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 6:  Exhibits

16

Signatures

17

PART I

ITEM 1.  FINANCIAL STATEMENTS

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands except shares)
	March 31,	December 31,
ASSETS	2008	2007
	(unaudited)
Current assets:
Cash	$ 173	$ 200
Accounts receivable, net	253	391
Prepaid assets	122	124
Inventory	87	73
Total current assets	635	788

Property and equipment, net	158	172
Purchased intangible asset, net	46	53
Other assets	1	1
Total assets	$ 840	$ 1,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 823	$ 915
Accrued interest	2,259	2,041
Deferred wages	2,086	2,039
Preferred dividends payable	1,293	1,189
Other accrued liabilities	276	549
Current portion of long-term debt	963	735
Total current liabilities	7,700	7,468
Long-term debt, net of current portion	8,249	8,016
Total liabilities	15,949	15,484

Stockholders' deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized.	-	-
Convertible preferred stock, series H & J; aggregate liquidation value of
$7,012 and 6,908 at March 31, 2008 and December 31, 2007, respectively;
3% non-cumulative dividends for Series H, 10% cumulative dividends for
Series J; 1,550,000 shares authorized; 1,188,302 shares issued and
outstanding as March 31, 2008 and December 31, 2007.	1	1

Common Stock, par value $.001 per share; 300,000,000 shares
authorized; 8,288,216 shares issued and outstanding at
March 31, 2008 and December 31, 2007.	8	8
Additional paid-in capital	68,797	68,901
Accumulated deficit	(83,652)	(83,117)
Treasury stock, 171,875 shares, at cost	(263)	(263)
Total stockholders' deficit	(15,109)	(14,470)
Total liabilities and stockholders' deficit	$ 840	$ 1,014

The accompanying notes are an integral part of these consolidated financial statements

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue
Services	$ 628	$ 870
Product	187	-
Total Sales	815	870

Costs and expenses:
Cost of revenue
Services	640	606
Product	149	-
General and administrative	342	483
Total costs and expenses	1,131	1,089

Loss from operations	(316)	(219)

Other expense (income):
Interest expense, net	219	188

Net loss	(535)	(407)

Dividends accrued to preferred stockholders	(104)	(103)

Net loss applicable to common stockholders	$ (639)	$ (510)

Net loss per share - basic and diluted	$ (0.08)	$ (0.06)

Weighted average shares outstanding - basic and diluted	8,288	8,203

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (535)	$ (407)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	21	16
Issuance of common stock for services	-	23
Changes in assets and liabilities:
Accounts receivable, net	138	510
Prepaid assets	2	54
Inventory	(14)	-
Other assets	-	(2)
Accounts payable	(92)	(299)
Accrued interest	218	184
Deferred wages	47	50
Other accrued liabilitied	(273)	(321)
Net cash used - operating activities	(488)	(192)

Cash flows from investing activities:
Purchased intangible asset	-	(10)
Net cash used - investing activities	-	(10)

Cash flows from financing activities:
Borrowings on debt and warrants	464	375
Payments on long-term debt and notes payable	(3)	(43)
Net cash provided by financing activities	461	332

Net change in cash	(27)	130

Cash at beginning of year	200	127
Cash at end of period	$ 173	$ 257

Supplemental disclosure of cash flow information:
Purchase of equipment by issuing debt	$ -	$ 90
Purchase of intangible asset by issuing debt	$ -	$ 70
Accrued dividends on preferred stock	$ 104	$ 103

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals and adjustments considered necessary for fair presentation) have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

Other Intangible Asset

The Company accounts for intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The intangible asset, which consists of subcontractor contracts acquired form American Aquatics during the first quarter of 2007, is amortized over the remaining life of the contracts. Amortization of other intangible asset was $6 thousand and $2 thousand for the three months ended March 31, 2008 and 2007, respectively.

Inventories

Merchandise inventories are valued at the lower of cost or market using the weighted average cost method.

New Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and financial liabilities without a material effect on our results of operations and financial position.  The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate a material impact on our results of operations and financial position as a result of adopting SFAS 157 for non-financial assets and non-financial liabilities.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

New Accounting Pronouncements, Continued:

SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

a.

The fair value measurement;

b.

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

c.

For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

1)

Total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of income (or activities);

2)

The amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3)

Purchases, sales, issuances, and settlements (net); and

4)

Transfers in and/or out of Level 3.

 We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the three months ended March 31, 2008.

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires disclosures of the fair value of derivative instruments and their gains and losses in a tabular format, provides for enhanced disclosure of an entity’s liquidity by requiring disclosure of derivative features that are credit-risk related, and requires cross-referencing within footnotes to enable financial statement users to locate information about derivative instruments.  This statement is effective for fiscal years and interim periods beginning after November 15, 2008.

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

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2.

Net Loss per Share, Continued:

	March 31,	March 31,
For periods ended	2008	2007

Stock options and warrants	5,890,762	5,893,262
Convertible debt and interest accrued thereon	203,383,780	44,628,306
Convertible preferred stock and accrued dividends	105,519,390	30,382,720
Total possible dilution	314,793,932	80,904,288

Conversion of the convertible debt, preferred stock and associated interest and dividends is subject to provisions that limit the total of these conversions to less than 5% beneficial ownership by the holder.  For the periods ended March 31, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

3.

Commitments & Contingencies

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Applied will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the Company’s 2007 Annual Report Form 10-KSB, Applied incurred losses and negative cash flows from operating activities for the years ended December 31, 2007 and 2006 and for the three months ended March 31, 2008, respectively.  Applied had a working capital deficit of $7.1 million and an accumulated deficit of $83.7 million as of March 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

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

Notes to Consolidated Financial Statements

4.

Segment Information

Commodore Applied Technologies, Inc. and Subsidiaries
Segment Information
For the Three Months Ended March 31, 2008
(Amounts in thousands)
(unaudited)
	Total	Advanced Sciences	Solutions	Corporate & Other

Revenue	$ 815	$ 815	$ -	$ -

Costs and expenses:
Cost of revenue
Service	640	640	-	-
Product	149	149	-
General and administrative	342	131	-	211
Total costs and expenses	1,131	920	-	211

Loss from operations	(316)	(105)	-	(211)

Other income(expense):	-	-		-

Interest expense	(219)	-	-	(219)

Net loss	$ (535)	$ (105)	$ -	$ (430)

Total Assets	$ -	$ -	$ -	$ -

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

The Company has identified two reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131.  These two segments are as follows:  Commodore Advanced Sciences, Inc., which primarily provides various environmental sampling, analysis and data management services to government agencies on a lump sum and fixed cost basis; and Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste through the Company’s SET technology, as described more fully in the Company’s filing of Form 10-KSB for the year ended December 31, 2007.  While Commodore Solutions does not have any revenue or expense activities for the quarter ended March 31, 2008, the Company has multiple quotes and selling efforts currently under consideration by departments of the U.S. government which may re-invigorate this segment in late 2008.

WHO WE ARE AND WHAT WE DO

Commodore was founded in the early 1990’s and taken public in 1996.  The Company currently has two product lines: A) a panoply of environmental services marketed to commercial and government entities; and B) a unique chemical technology for processing a variety of incalcitrant waste streams.

Under A) we offer a variety of services to federal, state, and local governments, as well as commercial enterprises requiring specialized environmental compliance.  Normal margins for this activity are approximately 11%.  These services can be performed by many competitors, and are manpower intensive.  These services include monitoring the environment – water, soil, air, wildlife—site characterization, and similar personnel and software intensive activities.  Barriers for new entrants in this sector are relatively low.

Under B) we have a patented technology called Solvated Electron Technology (“SET™”) appropriate to a broad range of applications – disposition of chemically toxic substances, disposition of chemical weapons, disposition of elemental sodium, and treatment of Low Level Mixed Radioactive Wastes (“LLMW”).  Because SET technology is unique and patented and superior to alternatives, margins generated by SET applications are potentially significantly higher than those of others in our service segment.  Barriers for new entrants in this sector are relatively high; significant capital and intellectual property are required.

Current margin generating operations are entirely in category A) above. Category B) operations --- applications of SET-- are awaiting specific procurement activities of the US Department of Energy (“DOE”).  Therefore environmental engineering services are providing a revenue base for application of SET™.  By far, our served market is the DOE for both A) and B), although we are taking steps to broaden our customer base.

Commodore has a staff 40 professionals, and the Company is located in several states including Tennessee, Washington State, and Colorado.  The largest operations are at the DOE’s Oak Ridge Reservation at Oak Ridge, Tennessee.

TARGETED MARKETS AND MARKET DRIVERS

As noted above, our largest client is DOE.  For over a decade, the DOE has stepped up to its responsibilities to clean up its operating sites, many of which are in the process of being decommissioned, or which have already halted operations.  Many of these sites date back to the Manhattan Project in the early 1940s.  These sites have served both military and civilian nuclear programs.  With the end of the Cold War and various nuclear weapons treaties, weapons production operations have been reduced, in favor of maintaining a smaller and more sophisticated weapon inventory.  Attention has shifted toward cleaning up DOE sites, decommissioning and decontaminating facilities, and environmentally monitoring the areas surrounding these sites and facilities.  The total multiyear cost to completion of these Environmental Management (“EM”) activities ranges from estimates as low as half a  trillion dollars to more than  one trillion dollars over  the next twenty years.

The annual expenditures by DOE for its overall clean-up activities have grown from about $150 Million annually in the 1980s to about $8 Billion presently.  The DOE has been under pressure to make these budgets more frugal, because of other priorities such as the wars and anti-terrorism activities in Iraq, Afghanistan and beyond, and certain natural disasters in this country, plus a new push to further basic US science and technology.  Thus, while annual EM expenditures are expected to remain large, they may fluctuate from time to time.  However, many of the EM programs are driven by mandatory milestones in Federal-State agreements, so that DOE spending and progress are not discretionary.

While DOE is our current largest customer, we are diversifying our base offerings to the private sector, and to other government agencies - the US Department of Defense (“DOD”), and state and local authorities.  For example, oil and gas exploration, drilling and production activities generate wastewater run-off.  To comply with federal, state, and local regulations, oil and gas companies must monitor water, soil, and wildlife impacts.  This can be (and is) an application of our category A) portfolio above.  As another example of diversifying beyond DOE, in the State of Tennessee environmental monitoring is required before, during, and after construction activities which can pollute neighboring water ways.  (Commodore has been awarded several such contracts this past year.)  The US Interior Department has awarded Commodore a contract to monitor mine run-off.  Another opportunity for diversification is the DOD.  Base-closures are an example.  Like the DOE EM programs to address sites and facilities are shut down, DOD must address residual impacts of military bases to be closed.

COMMODORE’S POSITION IN THE INDUSTRY AND ALIGNMENT WITH GROWTH MARKETS

A.

Environmental Engineering Services.

Commodore has been awarded (in 2004) the contract for monitoring the environment in and around DOE’s complex at Oak Ridge, TN, and the contract was extended in 2006.  The Company has received DOE’s highest marks for performance, and is replicating its services in Paducah, KY, another DOE site.  It is likely that the Oak Ridge contract will be extended through 2010.  For environmental sampling and data management, we regard Commodore as the US industry leader.  In 2007, a team lead by the Stoller Corporation was awarded the DOE’s Legacy Management Program contract, an approximately $200 Million effort over the next four years.  Commodore is on that team, and while specific scope assignments have yet to be made by Stoller, we expect that Commodore’s presence on the team will further enhance Commodore’s position as an industry leader in environmental services.  The Legacy Management Program embraces the DOE sites that have been decommissioned and decontaminated (over 94 sites so far).

B.

Solvated Electron Technology (SET™).

Commodore’s SET™ applications in the DOE cleanup market offer the most opportunity for a leap in our cash generation in the near term.  Margins are higher in this less competitive arena, and barriers to new entrants are high.

The SET™ process enjoys very large advantages over other means of treating LLMW.  It is a non-thermal (requiring no heat) process.  It is a reductive process, rather than an oxidation process, and operates at ambient temperature.  There is no “smoke stack”; it is a closed system.  It is mobile, can be moved to the generating waste site, and requires no bricks and mortar erection.  It requires three people to operate, whereas competing processes require a dozen or more.  The control system is simple, requiring no complicated peripherals to monitor temperatures, discharges, and reaction rates.  It is safer than alternatives, owing to its simplicity and lack of effluents.  For all of these reasons, SET™ is cheaper, better, and faster than all its competitors for targeted mixed wastes.

The DOE method for LLMW treatment has been incineration - the TSCA Incinerator located at Oak Ridge, TN.  The incinerator was constructed in Oak Ridge at a capital cost of about $30 million. By contrast the SET™ unit that matches the rated capacity of the TSCA Incinerator costs about $1.5 million to fabricate, and is mobile. Its operation over the last five years or so has been halting, resulting in low availability factors.  It has suffered several mishaps in the past half decade which have been alarming to the local community and the State of Tennessee.  Because of its operating problems, it has been unable to keep up with processing plans for wastes generated at Oak Ridge, Paducah, and Portsmouth, Ohio, as well as other DOE facilities.  Costs of operating the incinerator are not clear, but taking into account unproductive down time, dollars per burned pound are undoubtedly high. If the work were done in a commercial incinerator, the price would be no less than $40 per pound, compared with SET™ costs at a few dollars per pound.  DOE has finally decided to shut down the incinerator in 2009, if it can last that long, and to find a non-incineration commercial technology to deploy in its stead.

In 2007, Commodore entered into discussions with DOE Portsmouth regarding SET treatment of a majority of its LLMW inventory, which had been destined for the Oak Ridge Incinerator.  Phase 1 of a 3-phased program was authorized by DOE, consisting of bench scale treatment of radioactively contaminated Pyranol™, a compound that is 60% polychlorinated biphenyls.  That phase was successfully completed in October 2007, with reduction of toxic content below detectible levels.

Proposed Phase 2 will be an on-site demonstration of the SET™ process using our intermediate-size machine SL-Omega. Commodore is awaiting the approval and funding for Phase 2. The SL-Omega machine could be left in Portsmouth to begin working down the waste inventory until Commodore’s larger unit is deployed.

Phase 3 will be full scale operations using our large SET™ system, S-10.   Both the SL-Omega and S-10 are mobile units. The inventory of Portsmouth waste to be processed is estimated to be several million pounds, not including other site materials in the current Oak Ridge Incinerator “burn plan”.

Beyond the Oak Ridge-Portsmouth-Paducah waste streams, DOE has smaller volumes but increasing inventories of LLMW to process elsewhere, such as sites in Idaho and Washington State.

Another advantage of SET™ should be noted.  DOE has significant inventories of elemental sodium which must be treated for safety reasons. DOE’s sodium inventories stem from its sodium cooled breeder reactor program, now defunct.  Sodium was used as the reactor coolant for EBR II and FFTF, as well as the Hallum reactor.  An inventory of over 2,000,000 pounds of this material is currently stored by DOE. Sodium is a raw material of the SET™ process.

Thus SET™ could solve two problems - treatment of LLMW, and disposition of elemental sodium.  Further, SET™ can stabilize elemental sodium even without using it as an LLMW treatment reagent.  For instance, sodium can be removed from components and safely converted into benign compounds.  Commodore performed these services for a commercial client at the Waste Control Specialists site near Andrews, Texas.

Management believes that the Company’s best opportunities to generate profit and positive cash flow in the near term are those projects that utilize the SET technology, for which the Company is pursuing more than one application.

RESULTS OF OPERATIONS

Quarter ended March 31, 2008 compared to Quarter ended March 31, 2007

Service revenues for the three months ended March 31, 2008 were $628 thousand compared to $870 thousand for the three months ended March 31, 2007. Service revenues for the most recent quarter were primarily from environmental remediation and scientific services performed for the United States government under two contracts similar to those in place in 2007.  The decrease in revenues is primarily the result of the revision of the Environmental Data Acquisition and Management contract (“EDAM”), in October 2007, by Bechtel Jacobs Company LLC of Oak Ridge, TN (“BJC”) to a lower total amount, due to (1) BJC performing more self-assessment tasks and (2) the removal of management of subcontracted laboratory activities from the contract. The latter modification to the contract resulted in less pass-through revenues to subcontractors, which were performed at little or no margin to the Company.  Additionally, the Company has seen a reduction of testing activities in recent quarters as government spending has been shifted toward support of other government operations.

Cost of service revenues for the three months ended March 31, 2008 were $640 thousand compared to $606 thousand for the three months ended March 31, 2007. The increase in cost or revenues is attributable to an increased cost related to employee benefits, liability insurance and a small increase in labor expense. Revenues and associated expenses in relation to the EDAM contract are expected to be lower for calendar year 2008 when compared to 2007 as a result of the reduced backlog at the beginning of 2008.

In the second quarter of 2007, the Company acquired substantially all of the finished good inventory from one of Advanced Sciences main suppliers. The supplier provided materials regularly used by the Company’s environmental service personnel in the performance of their duties under environmental service contracts. The creation of Commodore Sales Solution (“CSS”) provided the Company with an additional source of revenue complementary to the Company’s current service offering, provided for a reliable supply of resources used by Applied Sciences on a regular basis, and reduced material costs on service contracts.

CSS gross margin for the three months ended March 31, 2008, was approximately $38 thousand on sales of $187 thousand, a gross margin percentage of approximately 20.3%. Product sales and the related of cost of goods sold have been presented separately on the Statement of Operations.

Management believes there is potential for continued revenue growth for CSS given the large number of government contracts, governmental contractors and  subcontractors located in the Oak Ridge area that use products sold by Sales Solution on a regular basis. There is a cyclical nature to CSS revenues with sales more heavily weighted to the second and third quarters.  Management expects 2008 product revenues to exceed 2007 as a result of increased market penetration and a full-year’s operation results.

General and administrative expenses for the three months ended March 31, 2008 were $342 thousand compared to $483 thousand for the three months ended March 31, 2007. General and administrative costs include executive salaries and other corporate operating costs of the Company which are fixed in nature.  The decrease in general and administrative costs is due to a reduction in expenses for marketing and public relations along with decreased executive compensation and professional service related expenses.

Interest expense increased to $219 thousand for the three months ended March 31, 2008 from $188 thousand for the three months ended March 31, 2007, an increase of 16.5%. This is the result of an increase in interest bearing debt, which includes $8.2 million in borrowings under the terms of the New Shaar Note.

For the three ended March 31, 2008, the Company incurred a net loss of $535 thousand compared to a net loss of $407 thousand for the three months ended March 31, 2007.  The decrease in cost of revenues could not be accompanied by a commensurate decrease in general and administrative expenses, which are fixed in nature, and interest expense associated with the increase in interest bearing debt.  To attain profitability, the Company will be required to obtain significant new contracts, reduce expense levels or accomplish a combination of both.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The Company's current monthly operating expenses exceed cash revenues by approximately $80 thousand at March 31, 2008.  Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company.  If this lender decided to discontinue advances, the Company would not be able to meet its current obligations.  In addition, the Company owes $564 thousand in loans that are currently due or are payable on demand as of March 31, 2008.  The Company is currently in negotiations with the holders of this debt to settle this debt with partial payment in the form of common stock and extended terms on the balance.  No agreement has been reached and the Company is currently in default on these loans.

The Company has experienced a decrease in total assets for the three months ended March 31, 2008. The majority of the decrease was attributable to a decrease in accounts receivable, which is due to the decreases in revenue contribution by Advanced Sciences from the EDAM contract in Oak Ridge, TN resulting from the renewal of that contract and a lower total revenue amount in the first quarter of 2008.

The report of the Company’s independent registered public accounting firms on its fiscal 2007 and 2006 consolidated financial statements contains a “going concern” qualification in which they express substantial doubt about the Company’s ability to continue in business.  The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

As shown in the Consolidated Statement of Cash Flows for the three months ended March 31, 2008 and 2007, the Company incurred losses of $535 thousand and $407 thousand, respectively.  The Company has also experienced net cash outflows from operating activities of $488 thousand for the three months ended March 31, 2008 compared to net cash outflows from operating activities of $192 thousand for the three months ended March 31, 2007.

The Company had net cash inflows from financing activities of $461 thousand for the three months ended March 31, 2008 compared to $332 thousand for the three months ended March 31, 2007.  Cash inflows from borrowings of $464 thousand during the period ended March 31, 2008 were reduced by $3 thousand of payments on long-term debt and notes payable.  For the three months ended March 31, 2007, cash inflows from long-term debt and notes payable of $375 thousand were reduced by $43 thousand of payments on long term debt and other obligations.

At March 31, 2008 and December 31, 2007, the Company had stockholders’ deficit of $15.1 million and $14.5 million, respectively.  The Company’s net increase in stockholders’ deficit from December 31, 2007 to March 31, 2008 is due to the losses incurred for the first quarter of 2008.  At March 31, 2008 and December 31, 2007 the Company had working capital deficit of $7.1 million and $6.7 million, respectively.  The increase in the working capital deficit is mainly due to a decrease in accounts receivable and increases in accrued interest on long term borrowings, preferred dividends payable, current portion of long term debt and deferred wages, which were somewhat offset by a decrease in accounts payable and other accrued liabilities.

The Company has significant interest, dividend and principal payments due within the 12 months following the quarter ended March 31, 2008, most of which is due to the Shaar Fund, either as interest or dividend payments.  To date, the Shaar Fund has been willing to extend the due dates of the payments on these instruments.  Should the Shaar Fund change its position or call the interest, dividend and principal payments, the Company would be in default on these obligations and subject to possible collection or enforcement actions.

During the quarter ended March 31, 2008, the Company deferred an additional $47 thousand of compensation, representing a portion of the total compensation for certain of its executive officers.  At March 31, 2008, the Company had deferred a total of $2.1 million of compensation for three officers.

The Company has placed multiple quotes to perform services under contract with several U.S. Department of Energy installations.  To achieve long-term stability, profitability and positive cash flows from operations, the Company will need to land significant additional contract revenues in the months following in 2008.

Stockholder Deficit

The current principal balance of the New Shaar Note is $8.2 million as of March 31, 2008 and remains unpaid as of May 9th, 2008. Both the Note and associated accrued and unpaid interest are convertible into shares of the Company’s common stock, subject to 5% maximum ownership limitations by the holder of the convertible note.

Cumulative unpaid dividends on all series of preferred stock as of March 31, 2008 are $1.3 million.  Both the dividend payable and the preferred stock are convertible into shares of the Company’s common stock, subject to 5% maximum ownership limitations by the holder of the preferred shares.

ITEM 4. CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s President and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

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

Date:  May 14, 2008

COMMODORE APPLIED TECHNOLOGIES, INC.

By   /s/  Dr. Shelby T Brewer

Dr. Shelby T. Brewer, Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2008

COMMODORE APPLIED TECHNOLOGIES, INC.

By   /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer