Form 10-Q
period 2008-06-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2008-08-14
CIK 1013556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Number of shares of issuer’s common stock outstanding at July 31, 2008: 8,288,217

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets, June 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5

Notes to Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition or Plan of Operation	10

Item 4: Controls and Procedures	13

PART II – OTHER INFORMATION

Item 6: Exhibits	14

Signatures	15

PART I

ITEM 1.  FINANCIAL STATEMENTS

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands except shares)
	June 30,	December 31,
ASSETS	2008	2007
	(unaudited)
Current assets:
Cash	$ 186	$ 200
Accounts receivable, net	332	391
Prepaid assets	141	124
Inventory	77	73
Total current assets	736	788

Property and equipment, net	144	172
Purchased intangible asset, net	40	53
Other assets	-	1

Total assets	$ 920	$ 1,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 904	$ 915
Accrued interest	2,590	2,041
Deferred wages	2,208	2,039
Preferred dividends payable	1,400	1,189
Other accrued liabilities	433	549
Current portion of long-term debt	608	735
Total current liabilities	8,143	7,468

Long-term debt, net of current portion	8,571	8,016

Total liabilities	16,714	15,484

Stockholders' deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized.	-	-
Convertible preferred stock, series H & J; aggregate liquidation value of
$7,122 and 6,908 at June 30, 2008 and December 31, 2007, respectively;
3% non-cumulative dividends for Series H, 10% cumulative dividends for
Series J; 1,550,000 shares authorized; 1,188,302 shares issued and
outstanding as June 30, 2008 and December 31, 2007	1	1
Common Stock, par value $.001 per share; 300,000,000 shares
authorized; 8,288,217 shares issued and outstanding at
June 30, 2008 and December 31, 2007	8	8
Additional paid-in capital	68,690	68,901
Accumulated deficit	(84,230)	(83,117)
Treasury stock, 171,875 shares, at cost	(263)	(263)
Total stockholders' deficit	(15,794)	(14,470)
Total liabilities and stockholders' deficit	$ 920	$ 1,014

The accompanying notes are an integral part of these consolidated financial statements

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008		2007

Revenue:
Services	$ 576	$ 485	$ 1,204		$ 1,355
Product	229	234	416		234
Total Sales	805	719	1,620	#	1,589

Costs and expenses:
Cost of revenue
Services	609	662	1,249		1,268
Product	221	238	370		238
General and administrative	329	286	671		769
Total costs and expenses	1,159	1,186	2,290		2,275

Loss from operations	(354)	(467)	(670)		(686)

Other expense (income):
Interest expense, net	224	199	443		387

Net loss	(578)	(666)	(1,113)		(1,073)

Dividends accrued to preferred stockholders	107	103	211		206

Net loss applicable to common stockholders	$ (685)	$ (769)	$ (1,324)		$ (1,279)

Net loss per share - basic and diluted	$ (0.08)	$ (0.09)	$ (0.16)		$ (0.16)

Weighted average shares outstanding – basic and diluted	8,288	8,288	8,288		8,245

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (1,113)	$ (1,073)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	41	40
Issuance of common stock for services	-	23
Changes in assets and liabilities:
Accounts receivable, net	59	331
Prepaid assets	(17)	3
Inventory	(4)	(58)
Other assets	1	(74)
Accounts payable	(11)	(298)
Accrued interest	549	480
Deferred wages	169	67
Other accrued liabilities	(116)	(313)
Net cash used - operating activities	(442)	(872)

Cash flows from investing activities:
Equipment purchased or constructed	-	(17)
Purchased intangible asset	-	(10)
Net cash used - investing activities	-	(27)

Cash flows from financing activities:
Borrowings on debt	555	827
Payments on long-term debt and notes payable	(127)	(91)
Advances on line of credit, net	-	114
Net cash provided by financing activities	428	850

Net change in cash	(14)	(49)

Cash at beginning of year	200	127
Cash at end of period	$ 186	$ 78

Supplemental disclosure of cash flow information:
Purchase of equipment by issuing debt	$ -	$ 90
Purchase of intangible asset by issuing debt	$ -	$ 70
Accrued dividends on preferred stock	$ 211	$ 206

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.   The Company

Background

Commodore Applied Technologies, Inc. and subsidiaries ("Applied" or the “Company”) is engaged in the destruction and neutralization of hazardous waste and environmental monitoring and testing around nuclear energy sites.  Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (“PCBs”) and chlorofluorocarbons (“CFCs”).  Applied is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures.

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

New Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for our financial assets and financial liabilities without a material effect on our results of operations and financial position.  The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on our results of operations and financial position.

SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

The fair value measurement;

a.

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

b.

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

1.   The Company, continued:

New Accounting Pronouncements, continued:

2)

The amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3)

Purchases, sales, issuances, and settlements (net); and

4)

Transfers in and/or out of Level 3.

At June 30, 2008, the Company has no financial assets or liabilities that are measured at fair value on a recurring basis.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the six months ended June 30, 2008.

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires disclosures of the fair value of derivative instruments and their gains and losses in a tabular format, provides for enhanced disclosure of an entity’s liquidity by requiring disclosure of derivative features that are credit-risk related, and requires cross-referencing within footnotes to enable financial statement users to locate information about derivative instruments.  This statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is in the process of reviewing and evaluating SFAS 161, but does not believe that its adoption will have a material effect on the financial statements.

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

	June 30,	June 30,
For six month periods ended	2008	2007

Stock options and warrants	5,690,762	5,930,762
Convertible debt and interest accrued thereon	213,857,460	50,307,194
Convertible preferred stock and accrued dividends	121,719,522	28,120,245
Total possible dilution	341,267,744	84,358,201

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2.   Net Loss per Share, Continued

Conversion of the convertible debt, preferred stock and associated interest and dividends is subject to provisions that limit the total of these conversions to less than 5% beneficial ownership by the holder.  For the periods ended June 30, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

3.   Commitments & Contingencies

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Applied will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the Company’s 2007 Annual Report Form 10-KSB, Applied incurred losses and negative cash flows from operating activities for the years ended December 31, 2007 and 2006 and for the six months ended June 30, 2008, respectively.  Applied had a working capital deficit of $7.4 million and an accumulated deficit of $84.2 million as of June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

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

4.   Events of Default, Waivers and Extensions to Terms of Debt and Equity Securities

The Company owes $564 thousand in certain loans, together with total interest accrued of $353 thousand, that are due and are payable as of June 30, 2008. The debt bears interest at 5% to 12%.  The Company is in negotiations with the holders of this debt to settle debt obligation with partial payment in the form of common stock and extended terms on the debt balance.  No agreement has been reached and the Company is currently in default on these loans. The Company continues to accrue interest payable under the contract terms of the debt instruments.

In addition, the Company has significant interest, dividend and principal payments due within the 12 months following the quarter ended June 30, 2008, which is due to the Shaar Fund, either as interest or dividend payments on preferred stock.  All company equipment and intellectual property assets are pledged as collateral on this debt. To date, the Shaar Fund has been willing to extend the due dates of the payments on these instruments.  Should the Shaar Fund change its position or call the interest, dividend and principal payments, the Company would be in default on these obligations and subject to possible collection or enforcement actions.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.   Events of Default, Waivers and Extensions to Terms of Debt and Equity Securities, Continued

The current principal balance of the New Shaar Note is $8.6 million as of June 30, 2008, which has accrued total interest of $2,1 million. The Note bears interest at six point above the prime rate, or approximately 10%. The accrued interest that was initially due and payable on March 22, 2006, and additional accruals of interest, were extended by agreement on multiple occasions to be due and payable on June 30, 2007, September 30, 2007, January 2, 2008, and June 30, 2008, respectively, and were further extended and are due and payable on September 30, 2008.   At no time have any of the terms and conditions of the Shaar Convertible Secured Note, or its payment of accrued and/or quarterly interest, been deemed in default.  Both the Note and associated accrued and unpaid interest are convertible into shares of the Company’s common stock, subject to 5% maximum ownership limitations by the holder of the convertible note. The Company continues to accrue interest payable under the contract terms of the debt instrument.

Cumulative unpaid dividends on all series of preferred stock as of June 30, 2008 are $1.4 million.  The preferred stock accrues dividends at 3% to 10%. The accrued dividends that were initially due and payable on May 15, 2006, and additional accruals since that date, were extended by agreement on multiple occasions to be due and payable on June 30, 2007, September 30, 2007, January 2, 2008, and June 30, 2008, respectively, and were further extended and are due and payable on September 30, 2008.  At no time have any of the terms and conditions of the Series J Preferred Stock, or its payment of accrued and/or quarterly dividends, been deemed in default by the holder.  Both the dividend payable and the preferred stock are convertible into shares of the Company’s common stock, subject to 5% maximum ownership limitations by the holder of the preferred shares. The Company continues to accrue dividends payable under the terms of the preferred stock.

5.   Segment Information

Commodore Applied Technologies, Inc. and Subsidiaries
Segment Information
For the Six Months Ended June 30, 2008
(Amounts in thousands)
(unaudited)
	Total	Advanced Sciences	Solutions	Corporate & Other
Revenue
Services	$ 1,204	$ 1,204	$ -	$ -
Product	416	416	-	-
Total Sales	1,620	1,620	-

Costs and expenses:
Cost of revenue
Service	1,249	1,236	-	13
Product	370	370	-	-
General and administrative	671	268	-	403
Total costs and expenses	2,290	1,874	-	416

Loss from operations	(670)	(254)	-	(416)

Other income(expense):		-		-
Interest expense	(443)	5	-	(448)

Net loss	$ (1,113)	$ (249)	$ -	$ (864)
Total Assets	$ 920	$ 805	$ -	$ 115

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

OVERVIEW

The Company is engaged in providing a range of environmental remediation and technical services to the public and private sectors related to (i) providing goods and services related to environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste; and (ii) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products.

The Company has contracts with various government agencies and private companies in the U.S.  As some government contracts are funded in one-year increments, there is a possibility for cutbacks as these contracts constitute a major portion of the Company’s revenues, and such a reduction would materially affect operations. Management believes the Company’s experience and existing client relationships will provide an opportunity to obtain new contracts in the future.  The Company is aggressively pursuing the commercialization of technologies related to the separation and destruction of mixed waste, polychlorinated biphenyls (“PCBs”) and chlorofluorocarbons (“CFCs”).

The Company has identified two reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131.  These two segments are as follows:  Commodore Advanced Sciences, Inc., which primarily provides various environmental sampling, analysis and data management services and consumables to government agencies on a lump sum and fixed cost basis; and Commodore Solutions, Inc., which is commercializing technologies to treat mixed and hazardous waste through the Company’s Solvated Electron Technology (“SET”), as described more fully in the Company’s filing of Form 10-KSB for the year ended December 31, 2007.  While Commodore Solutions does not have any revenue or expense activities for the quarter ended June 30, 2008, the Company has multiple proposals currently under consideration by departments of the U.S. government which may re-invigorate this segment in late 2008. The Company continues to actively market the SET technology to new customers and market segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently requires additional cash to sustain existing operations and to meet current cash obligations and ongoing capital requirements.  The Company's current monthly operating expenses exceed cash revenues by approximately $74 thousand at June 30, 2008.  Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company.  If this lender decided to discontinue advances, the Company would not be able to meet its current obligations.  In addition, the Company owes $564 thousand in loans that are currently due or are payable on demand as of June 30, 2008.  The Company is currently in negotiations with the holders of this debt to settle this debt with partial payment in the form of common stock and extended terms on the balance.  No agreement has been reached and the Company is currently in default on these loans.

The Company has experienced a decrease in total assets for the six months ended June 30, 2008. The decrease in total assets is attributable to depreciation and amortization recognized and a decrease in accounts receivable, which is due to the decreases in revenue contribution by Advanced Sciences from the EDAM contract in Oak Ridge, TN resulting from the renewal of that contract and a lower total revenue amount in the first quarter of 2008.

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

As shown in the Consolidated Statement of Cash Flows for each of the six months ended June 30, 2008 and 2007, the Company incurred losses of $578 thousand and $1.1 million, respectively.  The Company has experienced net cash outflows from operating activities of $442 thousand for the six months ended June 30, 2008 compared to $872 thousand for the six months ended June 30, 2007, due to an increase in non-cash expenses for accrued interest on the Shaar note and deferred wages.

The Company had net cash inflows from financing activities of $428 thousand for the six months ended June 30, 2008 compared to $850 thousand for the six months ended June 30, 2007.  Cash inflows from borrowings of $555 thousand during the period ended June 30, 2008 were reduced by $127 thousand of payments on debt and notes payable.  For the six months ended June 30, 2007, cash inflows from long-term debt and borrowings on the Company’s line of credit of $941 thousand were reduced by $91 thousand of payments on long term debt and other obligations. In the first half of 2008 the monthly funding received under the terms of the Shaar note to fund operating capital needs was reduced from $125 to $80 thousand per month.

At June 30, 2008 and December 31, 2007, the Company had stockholders’ deficit of $15.8 million and $14.5 million, respectively.  The Company’s net increase in stockholders’ deficit from December 31, 2007 to June 30, 2008 is due to the losses incurred for the first six months of 2008 and the accrual of preferred dividends.  At June 30, 2008 and December 31, 2007 the Company had working capital deficit of $7.4 million and $6.7 million, respectively.  The increase in the working capital deficit is mainly due to a decrease in accounts receivable and increases in accrued interest on long term borrowings, preferred dividends payable, current portion of long term debt and deferred wages, which were offset by decreases in accounts payable and other accrued liabilities.

The Company has significant interest, dividend and principal payments due within the 12 months following the quarter ended June 30, 2008, most of which is due to the Shaar Fund, either as interest or dividend payments.  To date, the Shaar Fund has been willing to extend the due dates of the payments on these instruments.  Should the Shaar Fund change its position or call the interest, dividend and principal payments, the Company would be in default on these obligations and subject to possible collection or enforcement actions.

The current principal balance of the New Shaar Note is $8.6 million as of June 30, 2008 and remains unpaid as of July 31, 2008. Both the Note and associated accrued and unpaid interest are convertible into shares of the Company’s common stock, subject to 5% maximum ownership limitations by the holder of the convertible note.

Cumulative unpaid dividends on all series of preferred stock as of June 30, 2008 are $1.4 million.  Both the dividend payable and the preferred stock are convertible into shares of the Company’s common stock, subject to 5% maximum ownership limitations by the holder of the preferred shares.

For the six months ended June 30, 2008, the Company deferred an additional $169 thousand of compensation, representing a portion of the total compensation for certain of its executive officers.  At June 30, 2008, the Company had deferred a total of $2.2 million of compensation for three officers.

The Company has placed multiple quotes to perform services under contract with several U.S. Department of Energy installations.  To achieve long-term stability, profitability and positive cash flows from operations, the Company will need to significantly increase contract revenues in the remainder of 2008 and beyond. Management is actively pursuing new markets and customers for our services.

RESULTS OF OPERATIONS

Quarter ended June 30, 2008 compared to Quarter ended June 30, 2007

Service Revenues

Service revenues for the three and six months ended June 30, 2008 were $576 thousand and $1.2 million compared to $485 thousand and $1.4 million for the three and six months ended June 30, 2007. Service revenues for the most recent quarter were primarily from environmental remediation and scientific services performed for the United States government under two contracts similar to those in place in 2007.  The decrease in revenues for the six months ended June 30, 2008 is primarily the result of the revision of the Environmental Data Acquisition and Management contract (“EDAM”), in October 2007, by Bechtel Jacobs Company LLC of Oak Ridge, TN (“BJC”) to a lower total amount, due to (1) BJC performing more self-assessment tasks and (2) the removal of management of subcontracted laboratory activities from the contract. The latter modification to the contract resulted in less pass-through revenues to subcontractors, which were performed at little or no margin to the Company.  Additionally, the Company has seen a reduction of testing activities in recent quarters due to reduced government spending in these contracts as the Federal government has directed resources to address the war in Iraq and certain natural disasters within the United States.

Cost of service revenues for the three and six months ended June 30, 2008 were $609 thousand and $1.2 million compared to $662 thousand and $1.3 million for the three and six months ended June 30, 2007. The decrease in cost or revenues is attributable to a decrease in labor expense.  Revenues and associated expenses related to the EDAM contract are expected to be flat for calendar year 2008 when compared to 2007 as a result of the reduced backlog at the beginning of 2008.

Product Revenues

In the second quarter of 2007, the Company acquired substantially all of the finished goods inventory from one of Advanced Sciences main suppliers. The supplier provided materials regularly used by the Company’s environmental service personnel in the performance of their duties under environmental service contracts.  Customers also included companies in the building construction industry. The creation of Commodore Sales Solution (“CSS”) provided the Company with an additional source of revenue complementary to the Company’s current service offering, provided for a reliable supply of resources used by Applied Sciences on a regular basis, and reduced material costs on service contracts.

CSS gross profit for the three and six months ended June 30, 2008, was approximately $8 thousand and $46 thousand on sales of $229 thousand and $416 thousand, respectively. For the three and six months ended June 30, 2007 CSS experienced gross deficit of approximately $4 thousand on sales of $234 thousand, respectively. The increase in gross profit is attributable to a full six months of activity for the period ended June 30, 2008 compared to three months activity for the period ended June 30, 2007 as CSS commenced operations in the second quarter of 2007. Product sales and the related of cost of goods sold have been presented separately on the Statement of Operations.

Management had previously determined that annual gross revenues of approximately $1 million would be required for profitable operation of this business unit.  During the first 6 months of 2008, management brought resources to bear on growth of this unit in an effort to enable cash self-sufficiency and eventual cash contribution to the overall operations of the Company.  This effort came at the same time as a downturn in the construction industry.  The targeted revenues did not materialize.  In August 2008, subsequent to the close of the June 30, 2008 quarter, the Company closed its CSS operations and began orderly liquidation of its inventory to harvest the approximate $92 thousand of working capital invested in the unit.

General & Administrative

General and administrative expenses for the three and six months ended June 30, 2008 were $329 thousand and $671 thousand compared to $286 thousand and $769 thousand respectively for the three and six months ended June 30, 2007. General and administrative costs include executive salaries and other corporate operating costs of the Company which are fixed in nature.  The decrease in general and administrative costs is due to a reduction in expenses for marketing and public relations along with decreased executive compensation and professional service related expenses.

Interest expense increased to $224 thousand and $443 thousand for the three and six months ended June 30, 2008 from $199 thousand and $387 thousand for the three and six months ended June 30, 2007 as a result of an increase in interest bearing debt, which includes $8.6 million in borrowings under the terms of the New Shaar Note.

For the three and six months ended June 30, 2008, the Company incurred a net loss of $578 thousand and $1.1 million compared to a net loss of $666 thousand and $1.1 million for the three and six months ended June 30, 2007.  The decrease in cost of revenues could not be accompanied by a commensurate decrease in general and administrative expenses, which are fixed in nature, and interest expense associated with the increase in interest bearing debt.  To attain profitability, the Company will be required to obtain significant new contracts, reduce expense levels or accomplish a combination of both.

OFF BALANCE SHEET ARRANGEMENTS

None.

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

Date:  August 14, 2008

COMMODORE APPLIED TECHNOLOGIES, INC.

By   /s/  Dr. Shelby T Brewer

Dr. Shelby T. Brewer, Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2008

COMMODORE APPLIED TECHNOLOGIES, INC.

By   /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer