Form 10-Q
period 2008-09-30
COMMODORE APPLIED TECHNOLOGIES INC
filed 2008-11-19
CIK 1013556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Number of shares of issuer’s common stock outstanding at November 19, 2008: 8,288,216

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets, September 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations for the three and nine months ended
September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2008 and 2007	5

Notes to Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition or Plan of Operation	11

Item 4: Controls and Procedures	14

PART II – OTHER INFORMATION

Item 6: Exhibits	15

Signatures	16

PART I

ITEM 1.  FINANCIAL STATEMENTS

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands except shares)
	September 30,	December 31,
ASSETS	2008	2007
	(unaudited)
Current assets:
Cash	$ 106	$ 200
Accounts receivable, net	429	391
Prepaid assets	105	124
Inventory	40	73
Total current assets	680	788
Property and equipment, net	130	172
Purchased intangible asset, net	33	53
Other assets	-	1
Total assets	$ 843	$ 1,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 738	$ 915
Accrued interest	2,829	2,041
Deferred wages	2,276	2,039
Preferred dividends payable	1,510	1,189
Other accrued liabilities	353	549
Current portion of long-term debt	627	735
Total current liabilities	8,333	7,468
Long-term debt, net of current portion	8,821	8,016
Total liabilities	17,154	15,484

Stockholders' deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized.	-	-
Convertible preferred stock, series H & J; aggregate liquidation value of
$7,229 and 6,908 at September 30, 2008 and December 31, 2007, respectively;
3% non-cumulative dividends for Series H, 10% cumulative dividends for
Series J; 1,550,000 shares authorized; 1,188,302 shares issued and
outstanding as September 30, 2008 and December 31, 2007.	1	1
Common Stock, par value $.001 per share; 300,000,000 shares
authorized; 8,288,216 shares issued and outstanding at
September 30, 2008 and December 31, 2007.	8	8
Additional paid-in capital	68,580	68,901
Accumulated deficit	(84,637)	(83,117)
Treasury stock, 171,875 shares, at cost	(263)	(263)
Total stockholders' deficit	(16,311)	(14,470)
Total liabilities and stockholders' deficit	$ 843	$ 1,014

The accompanying notes are an integral part of these consolidated financial statements

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008		2007

Revenue
Services	$ 748	$ 736	$ 1,952		$ 2,091
Product	155	254	571		488
Total Sales	903	990	2,523	#	2,579

Costs and expenses:
Cost of revenue
Services	618	409	1,867		1,677
Product	144	229	514		467
General and administrative	308	370	979		1,139
Total costs and expenses	1,070	1,008	3,360		3,283

Loss from operations	(167)	(18)	(837)		(704)

Other expense:
Interest expense, net	(240)	(212)	(683)		(599)

Net loss	(407)	(230)	(1,520)		(1,303)

Dividends accrued to preferred stockholders	(110)	(103)	(321)		(310)

Net loss applicable to common stockholders	$ (517)	$ (333)	$ (1,841)		$ (1,613)

Net loss per share - basic and diluted	$ (0.06)	$ (0.04)	$ (0.22)		$ (0.20)

Weighted average shares outstanding
- basic and diluted	8,288	8,288	8,288		8,260

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (1,520)	$ (1,303)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	62	60
Gain on settlement of DCAA audit	-	(376)
Issuance of common stock for services	-	23
Changes in assets and liabilities:
Accounts receivable, net	(38)	12
Prepaid assets	19	25
Inventory	33	(100)
Other assets	1	(64)
Accounts payable	(177)	(136)
Accrued interest	788	686
Deferred wages	237	114
Other accrued liabilities	(196)	(420)
Net cash used - operating activities	(791)	(1,479)

Cash flows from investing activities:
Equipment purchased or constructed	-	(17)
Purchased intangible asset	-	(10)
Net cash used - investing activities	-	(27)

Cash flows from financing activities:
Borrowings on debt	805	1,297
Payments on long-term debt and notes payable	(108)	(108)
Increase in (repayment of) line of credit		201
Net cash provided by financing activities	697	1,390

Net change in cash	(94)	(116)

Cash at beginning of year	200	127
Cash at end of period	$ 106	$ 11

Supplemental disclosure of cash flow information:
Purchase of equipment by issuing debt	$ -	$ 103
Purchase of intangible asset by issuing debt	$ -	$ 70
Accrued dividends on preferred stock	$ 321	$ 311

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

Other Intangible Asset

The Company accounts for intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The intangible asset, which consists of subcontractor contracts acquired form American Aquatics during the first quarter of 2007, is amortized over the remaining life of the contracts. Amortization of other intangible asset for the three and nine months ended September 30, 2008 was $7 thousand and $20 thousand, respectively.

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

3)

Purchases, sales, issuances, and settlements (net); and

4)

Transfers in and/or out of Level 3.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the nine months ended September 30, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“GAAP”) which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP in the United States. The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The adoption of SFAS No. 162 is not expected to have a material impact on our financial statements.

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

	September 30,	September 30,
For periods ended	2008	2007

Stock options and warrants	5,990,762	5,930,762
Convertible debt and interest accrued thereon	279,052,925	61,002,433
Convertible preferred stock and accrued dividends	154,891,416	32,521,991
Total possible dilution	439,935,103	99,455,186

Conversion of the convertible debt, preferred stock and associated interest and dividends is subject to provisions that limit the total of these conversions to less than 5% beneficial ownership by the holder.  For the periods ended September 30, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

3.   Stock Options

On September 12, 2008, the Company issued 300,000 options to certain Directors under the 1998 Share Incentive Plan. Share-based compensation expense was immaterial and not recognized for the quarter. The options were fully vested upon grant, are exercisable at a price of $0.04 per share and have a term of three months. There were no exercises of stock options by affiliates during the quarter ended September 30, 2008.

For the quarter ended September 30, 2008, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

Risk-free interest rate	1.49%
Expected dividend yield	--
Expected term	3 months
Expected volatility	152.4%

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.   Commitments & Contingencies

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Applied will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the Company’s 2007 Annual Report Form 10-KSB, Applied incurred losses and negative cash flows from operating activities for the years ended December 31, 2007 and 2006. For the nine months ended September 30, 2008, the company incurred negative cash flows from operations of $791 thousand.  Applied had a working capital deficit of $7.65 million and an accumulated deficit of $84.64 million as of September 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern.

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

5.   Segment Information

Commodore Applied Technologies, Inc. and Subsidiaries
Segment Information
For the Three Months Ended September 30, 2008
(Amounts in thousands, unaudited)
	Total	Advanced Sciences	Solutions	Corporate & Other
Revenue
Service	$ 748	$ 748	$ -	$ -
Product	155	155	-	-
Total revenue	903	903

Cost of revenue
Service	619	615	-	4
Product	142	142	-
General and administrative	309	103	-	206
Total costs and expenses	1,070	860	-	210

Loss from operations	(167)	43	-	(210)

Other income(expense):				-
Interest expense	(240)	-	-	(240)
Net loss	$ (407)	$ 43	$ -	$ (450)

Total Assets	$ 843	$ 755	$ -	$ 88

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.   Segment Information, Continued

Commodore Applied Technologies, Inc. and Subsidiaries
Segment Information
For the Nine Months Ended September 30, 2008
(Amounts in thousands, unaudited)
	Total	Advanced Sciences	Solutions	Corporate & Other

Revenue
Service	$ 1,952	$ 1,952	$ -	$ -
Product	571	571	-	-
Total revenue	2,523	2,523

Cost of revenue
Service	1,867	1,850	-	17
Product	514	514	-
General and administrative	979	370	-	609
Total costs and expenses	3,360	2,734	-	626

Loss from operations	(837)	(211)	-	(626)

Other income(expense):				-

Interest expense	(683)	5	-	(688)

Net loss	$ (1,520)	$ (206)	$ -	$ (1,314)

Total Assets	$ 843	$ 755	$ -	$ 88

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.  Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, those listed below in Part II, Item 1A of this Quarterly Report on Form 10-Q under “Risk Factors” and elsewhere in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our most recent Annual Report on Form 10-K.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business.  We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

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

The Company has identified two reportable segments in which it operates, based on the guidelines set forth in the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131.  These two segments are as follows:  Commodore Advanced Sciences, Inc. (“Advanced Sciences”), which primarily provides various environmental sampling, analysis and data management services to government agencies on a lump sum and fixed cost basis; and Commodore Solutions, Inc. (“Solutions”), which is commercializing technologies to treat mixed and hazardous waste through the Company’s SET technology, as described more fully in the Company’s filing of Form 10-KSB for the year ended December 31, 2007.  While Commodore Solutions does not have any revenue or expense activities for the quarter ended September 30, 2008, the Company has multiple quotes and selling efforts currently under consideration by departments of the U.S. government which may re-invigorate this segment in late 2008 or early 2009.

RESULTS OF OPERATIONS

Quarter ended September 30, 2008 compared to Quarter ended September 30, 2007

Service revenues for the three months ended September 30, 2008 were $748 thousand compared to $736 thousand for the three months ended September 30, 2007. Service revenues for the most recent quarter were primarily from environmental remediation and scientific services performed for the United States government under two contracts similar to those in place in 2007. Revenues for the three months ended September 30, 2008 remained consistent with the prior year.  In October 2007, Bechtel Jacobs Company LLC of Oak Ridge, TN

(“BJC”) revised the Environmental Data Acquisition and Management contract (“EDAM”), in October 2007, by BJC to a lower total amount, due to (1) BJC performing more self-assessment tasks and (2) the removal of management of subcontracted laboratory activities from the contract. The latter modification to the contract resulted in less pass-through revenues to subcontractors, which were performed at little or no margin to the Company.  Additionally, the Company has seen a reduction of testing activities in recent quarters as government spending has been shifted toward support of other government operations.

In September 2008, BJC awarded Commodore a two-year contract extension with an additional two-year renewal option on the Environmental Sampling Activities (ESA) contract, effective October 1, 2008. This award extends the contract through September 2010 with an option to extend through September 2012. The contract extension included an increase in the billable fee structure to compensate for Commodore’s increased costs in performing the sampling work. As a result, the Company expects to achieve improved gross margins from the contract. The Company will begin to see the effects of this increase in its fourth quarter of 2008. The ESA contract scope of work includes environmental sampling, shipping and filed data management at all three U.S. Department of Energy sites (ETTP, ORNL, Y-12) located in Oak Ridge, TN. Commodore has performed on more than 101 Work Releases (Task Orders) during the four contract period that ended September 30, 2008. Commodore has maintained a perfect safety record of zero accident or injuries and no regulatory compliance violations.

Cost of service revenues for the three months ended September 30, 2008 were $618 thousand compared to $409 thousand for the three months ended September 30, 2007. The increase in cost of service revenues is attributable to an increased cost related to employee benefits, liability insurance and a small increase in labor expense. Revenues and associated expenses in relation to the EDAM contract for calendar year 2009 are expected to be comparable to 2008 based on the current backlog.

In the third quarter of 2007, the Company acquired substantially all of the finished good inventory from one of Advanced Sciences main suppliers. The supplier provided materials regularly used by the Company’s environmental service personnel in the performance of their duties under environmental service contracts. The creation of Commodore Sales Solution (“CSS”) was to provide the Company with an additional revenue stream which would be complementary to the Company’s current service offering and provided for a reliable supply of resources used by Applied Sciences on a regular basis.

In the third quarter, management reviewed the performance of CSS for twelve months ended June 30, 2008 and determined that CSS did not generate sufficient sales volumes and operating margins to justify continued operations given the Company’s current liquidity issues. The Company terminated CSS operations in August 2008 and management began the process of liquidating assets and settling all outstanding accounts payable. Accounts receivable and inventory from CSS for the period ended September 30, 2008 were $32 thousand and $40 thousand, respectively. Subsequent to the end of the quarter, management completed the liquidation of inventory, collected all accounts receivable and converted substantially all of the current assets attributable to CSS to cash.

General and administrative expenses for the three months ended September 30, 2008 were $308 thousand compared to $370 thousand for the three months ended September 30, 2007. General and administrative costs include executive salaries and other corporate operating costs of the Company which are fixed in nature.  The decrease in general and administrative expense is the result of cost cutting measures undertaken by management, which includes reducing executive compensation and other expenses for marketing, investor relations and professional service.

Interest expense increased to $240 thousand for the three months ended September 30, 2008 from $212 thousand for the three months ended September 30, 2007, an increase of 13.2%. This is the result of an increase in interest bearing debt, which includes $8.82 million in borrowings under the terms of the New Shaar Note.

For the three months ended September 30, 2008, the Company incurred a net loss of $517 thousand compared to a net loss of $333 thousand for the three months ended September 30, 2007.  The decrease in general and administrative expense was more than offset by an increase in cost of revenues. The Company also experienced an increase in interest expense associated with the increase in interest bearing debt.  To attain profitability, the Company will be required to obtain significant new contracts, reduce expense levels or accomplish a combination of both.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The Company's current monthly operating expenses exceed cash revenues by approximately $75 thousand at September 30, 2008.  Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company.  If this lender decided to discontinue advances, the Company would not be able to meet its current obligations.  In addition, the Company owes $564 thousand in loans that are currently due or are payable on demand as of September 30, 2008.  The Company is currently in negotiations with note holders to settle these debts with partial payments or extended terms on the balances.  No agreements have been reached and the Company is currently in default on these loans.

The Company has experienced a decrease in total assets for the nine months ended September 30, 2008 attributable to decreases in cash, inventory and depreciable or amortizable assets. Inventory decreased due to a reduction in purchases after the Company discontinued it supplies distribution business in August. The decrease in the carrying value of property, plant and equipment and intangible assets is due to regular depreciation and amortization. The Company recognized depreciation and amortization expense of $62 thousand for the nine months ended September 30, 2008.

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

As shown in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007, the Company incurred net losses applicable to common shareholders of $1.84 and $1.61 million, respectively. The Company has also experienced net cash outflows from operating activities of $791 thousand for the nine months ended September 30, 2008 compared to net cash outflows from operating activities of $1.48 million for the nine months ended September 30, 2007.

The Company had net cash inflows from financing activities of $697 thousand for the nine months ended September 30, 2008 compared to $1.39 million for the nine months ended September 30, 2007.  Cash inflows from long-term debt and notes payable of $805 thousand during the period ended September 30, 2008 were reduced by $108 thousand of payments on long-term debt and other obligations. For the nine months ended September 30, 2007, cash inflows from long-term debt and notes payable of $1.50 million were reduced by $108 thousand of payments on long term debt and other obligations.

At September 30, 2008 and December 31, 2007, the Company had stockholders’ deficit of $16.31 million and $14.47 million, respectively.  The Company’s net increase in stockholders’ deficit from December 31, 2007 to September 30, 2008 is due to the losses incurred for the nine months ended September 30, 2008.  At September 30, 2008 and December 31, 2007 the Company had working capital deficit of $7.65 million and $6.68 million, respectively.  The increase in the working capital deficit is mainly due to a decrease in cash, inventory and other assets along with increases in accrued interest on long term borrowings, preferred dividends payable and deferred wages, which were somewhat offset by decreases in accounts payable other accrued liabilities and current notes payable.

The Company has significant interest, dividend and principal payments due within the 12 months following the quarter ended September 30, 2008, most of which is due to the Shaar Fund, either as interest or preferred dividend payments.  To date, the Shaar Fund has been willing to extend the due dates of the payments on these instruments.  Should the Shaar Fund change its position or call the interest, dividend and principal payments, the Company would be in default on these obligations and subject to possible collection or enforcement actions.

During the quarter ended September 30, 2008, the Company deferred an additional $68 thousand of compensation, representing a portion of the total compensation for certain of its executive officers.  At September 30, 2008, the Company had deferred a total of $2.28 million of compensation for three officers.

The Company has placed multiple quotes to perform services under contract with several U.S. Department of Energy installations.  To achieve long-term stability, profitability and positive cash flows from operations, the Company will need to land significant additional contract revenues in the months following in 2008 and 2009.

Stockholder Deficit

The current principal balance of the New Shaar Note is $8.82 million as of September 30, 2008 and remains unpaid as of November 19, 2008. Both the Note and associated accrued and unpaid interest are convertible into shares of the Company’s common stock, subject to 5% maximum ownership limitations by the holder of the convertible note.

Cumulative unpaid dividends on all series of preferred stock as of September 30, 2008 are $1.51 million.  Both the dividend payable and the preferred stock are convertible into shares of the Company’s common stock, subject to 5% maximum ownership limitations by the holder of the preferred shares.

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

Date:  November 19, 2008

COMMODORE APPLIED TECHNOLOGIES, INC.

By   /s/  Dr. Shelby T Brewer

Dr. Shelby T. Brewer, Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2008

COMMODORE APPLIED TECHNOLOGIES, INC.

By   /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer