Form 10-K
period 2008-12-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2009-04-15
CIK 1013556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commodore Applied Technologies, Inc.

(Exact Name of Registrant as specified in its charter)

Delaware	001-11871	11-3312952
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

517 Knight Street, Suite B, Richland, Washington	99352
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:                                            (509) 943-2565

Securities Registered pursuant to 12(b) of the Act:     None

Securities Registered pursuant to Section 12 (g) of the Act:            Common stock, Par Value $0.001

                                                                                                                          (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

[  ] Yes   [X] No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]           No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $224,204 as of June 30, 2008, based on the last sales price of $0.03 per share of the Company’s common stock on the National Association of Securities Dealers OTCBB.

State the number of shares outstanding of each of the issuer’s classes of common equity: 8,288,217 shares of common stock as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Not Applicable.

COMMODORE APPLIED TECHNOLOGIES, INC.

FORM 10-K

DECEMBER 31, 2008

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

Further, the Company's business is subject to a number of risks and uncertainties that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to:

•

the Company’s critical need for additional cash to sustain existing operations and meet existing obligations and capital requirements (the Company’s auditor’s opinions on our fiscal 2002 through 2008 financial statements contain a “going concern” qualification in which they express doubt about the Company’s ability to continue in business);

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

The Company was incorporated in Delaware in March 1996.  As used in this report, and except as the context otherwise requires, the "Company" means Commodore Applied Technologies, Inc. and its subsidiaries, including Commodore Solutions, Inc., Government Environmental Technologies, Inc. (inactive), and Commodore Advanced Sciences, Inc.  The Company's

principal executive offices are located at 507 Knight Street, Suite B, Richland, Washington  99352, and its telephone number at that address is (509) 943-2565.

SEGMENT INFORMATION

The Company currently has identified two operating segments.  These two segments are as follows:

•

Commodore Advanced Sciences, Inc., which primarily provides various environmental and regulatory compliance services to Government agencies on a fixed rate and lump sum basis.

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

Services

Environmental Services: Advanced Sciences is a nationwide firm specializing in environmental characterization, regulatory compliance technical support and waste management services. Advanced Sciences qualifies as a small business under seven NAICS codes.  This subsidiary employs approximately 30 professionals who are expert in providing environmental sample collection, transportation, and analyses, meeting rigorous quality assurance requirements while performing in accord with equally rigorous personnel health and safety requirements.

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

Contracts

Environmental Data Acquisition and Management (EDAM) Contract: Advanced Sciences was awarded an Environmental Data Acquisition and Management contract (“EDAM”) by Bechtel Jacobs Company LLC of Oak Ridge, TN (“BJC”) in September 2004.  This sampling program is continuously monitored and audited for safety, quality, productivity, efficiency, and value to BJC and Department of Energy-Oak Ridge (“DOE-OR”) and has received high marks and awards in all phases of the contract.

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

The Company believes the EDAM contract may attract more DOE client groups than are contemplated in the base scope of the contract.  The Company is seeking to extend its environmental monitoring service capabilities to other DOE sites, such as Los Alamos, NM, Portsmouth, OH and Paducah, KY.   The EDAM contract is for approximately $2.5 million per year and is reflected in the Company’s backlog.

Energy Solutions: Advanced Sciences was awarded a one-year, annually renewed contract from Duratek Federal Services, Inc. (now Energy Solutions) beginning in January 2005, which was has been renewed annually in January since 2006 for additional one-year periods, to perform environmental monitoring services at two engineered landfills on the Oak Ridge Reservation.  Environmental monitoring services include sample collection, packaging and shipping to offsite analytical laboratories.   Samples are collected from surface water, groundwater, and landfill leachate collection locations on storm event, weekly, monthly, and quarterly bases.

American Aquatics: Advanced Sciences was contracted by American Aquatics under the terms of an asset purchase and sale agreement executed in January 2007 to provide fish and aquatic insect sampling collection, taxonomy, and enumeration. As a result of the asset purchase agreement, Advanced Sciences acquired an outstanding staff of aquatic biologists who have extensive experience in evaluation of aquatic ecosystems and collection and identification of benthic macro-invertebrates. Advanced Sciences has the only benthic laboratory in the eastern United States that is licensed and capable of handling aquatic samples that are potentially contaminated with radioactivity, while simultaneously processing uncontaminated samples. The financial commitments to the Company under the asset purchase contract with American Aquatics were completed in the first quarter of 2008, and the Company continues to perform the sampling under that agreement.  The largest contract acquired from American Aquatics, benthic laboratory services for Oak Ridge National Laboratory, managed by the University of Tennessee-

Battelle, was opened for competitive bids in December 2008. Advanced Sciences was awarded the new contract in February 2009, for a one-year base period with four one-year option periods including annual price escalators.

Chatfield Watershed Authority: Advanced Sciences was contracted annually since 1986 to implement the Chatfield Water Quality Monitoring Program that involves sample and data collection, laboratory subcontract management, and data management for the entire Chatfield Basin watershed located southwest of Denver.  The contract was terminated in December 2008 when the client obtained similar monitoring services at no charge from Denver Water.

Legacy Management: In 2007, a team lead by the Stoller Corporation was awarded the DOE’s Legacy Management Program contract, an approximately $200 Million effort over the following four years.  Commodore is on that team, and while specific scope assignments are being pursued with Stoller, we expect that Commodore’s presence on the team may further enhance the Company’s position as an industry leader in environmental services.  The Legacy Management Program embraces the DOE sites that have been decommissioned and decontaminated (over 94 sites so far).

Commodore Sales Solutions

A division of Applied Sciences, Commodore Sales Solution (CSS), sold finished goods used in environmental remediation services, hazardous materials disposal and construction materials during portions of the years ended December 31, 2008 and 2007.  CSS delivered protective coverings and clothing, breathing systems, filtration systems, safety products, construction materials and other items to customers in and around the Company’s Oak Ridge, TN office. CSS was started in the second quarter of 2007 when the Company acquired all of the inventory on hand of one of the Company’s main suppliers. CSS was unable to achieve a sufficient level of sales and gross profit margin to justify continued operation by management. In the third quarter CSS ceased operations and the remaining inventory was liquidated in the fourth quarter of 2008.

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

The Company’s Phase I contract was performed over a six month period, concluding in January 2007. Phase I activities included: laboratory/pilot-scale test results, developing a technical approach for demonstration, scale-up and implementation schedule, detailed system design, and a detailed cost estimate for implementation in Phase II. We reported successful results upon which a $300,000 Phase II of the contract has been proposed, and is awaiting approval and funding. We do not know when or if this Phase will be awarded. The Company has submitted a bid with Environmental Solutions for treatment of certain materials at the Idaho National Laboratory, and is awaiting an imminent Request for Proposal for mixed waste treatment services across all DOE sites.

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

MARKETS AND CUSTOMERS

General

The Company markets its services and technologies to governmental and industrial customers throughout the United States.  Additionally, the Company’s technologies also have application to similar customers in markets abroad, particularly in Eastern Europe and the Middle East.  While the Company currently does not actively market outside the United States, it does receive inquiries from time to time from these markets concerning its technologies. A majority of the Company's sales are technical in nature and involve senior technical and management professionals, supported by the Company's corporate management. During the year ended December 31, 2008, a significant portion of the Company’s environmental management services revenue was derived from contracts with federal, state and municipal government agencies.  Contracts with governmental customers generally may be terminated at any time at the option of the customer. In 2008 and 2007, one contract with a single customer, BJC, accounted for approximately 70.9% of Advanced Sciences' service revenues. The loss of Bechtel Jacobs as a customer would have a material adverse effect upon the Company.

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

During 2007 and 2008, the Company worked closely with the DOE site in Portsmouth, OH to demonstrate SET’s effectiveness in removing PCB’s from samples of mixed waste at that facility.  Currently, that facility is relying on the TSCAI incinerator at Oak Ridge, TN to destroy this waste material.  However, that incinerator is currently being evaluated for potential shutdown and decommissioning within the next year.  Should that occur, the Company believes its SET technology will represent an economical and effective method of neutralizing the millions of pounds of mixed waste at the Portsmouth facility.  The Company has completed bench tests which demonstrate the success of the SET process in removing PCB’s from Pyrenol™ samples provided by the Portsmouth facility.  Phase II of this testing, the timing and accomplishment of which is contingent upon DOE funding of approximately $300,000, will be to move a small SET machine to Portsmouth for larger scale on site testing.  With the anticipated successful completion of Phase II, the Company would be prepared to move its large SET machine, and possibly build additional units, to the facility for full-scale operation to neutralize the entire volume of waste over a multi-year contract.  The funding for Phase II has been delayed, may not be funded at any point, or may be combined into future system-wide requests for proposal for the treatment and disposal of similar waste materials.

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

In March 2009, the DOE Office of Environmental Management (EM) committed an additional $755M of additional funding for Oak Ridge Reservation cleanup projects under the American Recovery and Reinvestment Act (ARRA).  These funds are targeted to accelerate cleanup work previously planned for completion in outyears 2011-2015, and may increase the need for environmental characterization (sampling) work at all three DOE sites in Oak Ridge.  These funds are scheduled to be obligated by September 2009 and mostly spent by October 2010.  Because of the accelerated schedule, the DOE is expected to use existing contracts to complete the work.  Since Advanced Sciences holds current contracts at all three DOE sites in Oak Ridge, the Company may be the beneficiary of significant increases in contract task orders in fiscal 2009 and 2010 of the DOE budget cycle, which ends in October of each year. Commodore is one of four subcontractors identified by the DOE’s operating contractor at Oak Ridge, BJC, through which other subcontractors are encouraged to work with in accomplishing this work.

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

BACKLOG

At December 31, 2008, total potential backlog for the Company was approximately $2.3 million as compared with approximately $2.1 million as of December 31, 2007. The total backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount.  The Company estimates that all of the total backlog represents work that will be completed in the next 12 months. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

The Company is not currently undertaking any research and development projects. Management is continually looking for new technologies or new applications for current Company technology. Research and development expenditures for the Company and its subsidiaries were $0 for the years ended December 31, 2008 and 2007.

INTELLECTUAL PROPERTY

The Company currently has sixteen (16) issued U.S. and foreign patents.  The average life expectancy for the currently issued patents is 8.7 years.  As patents are issued, the U.S. Patent and Trademark Office assigns the Company a twenty (20) year patent-life for each patent issued.

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

Decontamination

The Company anticipates that the market for commercial private sector applications of SET will be hazardous and non-hazardous waste and industrial by-products treatment and disposal, in particular the more recalcitrant “mixed” wastes (wastes containing a radioactive element).  Several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than the Company, compete with the Company in this market.  The Company primarily competes in the hazardous waste treatment market in the U.S.  The top ten competitors in this market account for over 70 percent of the revenues for this market sector.  The dominant companies in this sector include companies with permitted waste treatment and disposal sites, including Energy Solutions, Pacific EcoSolution, and American Ecology, as well as other treatment companies such as PermaFix.  The Company’s revenues for 2008 account for less than 1 percent of the dollar volume of the hazardous waste market.  Any one or more of the Company's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by the Company.  To the extent that the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, the Company's ability to compete effectively could be adversely affected.

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

ENVIRONMENTAL REGULATION

The environmental legislation and policies which the Company believes are applicable to the Company’s services in the United States primarily include TSCA, RCRA, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and may include, on a case by case basis, the Clean Air Act of 1970, as amended (the "Clean Air Act").  These laws regulate the management and disposal of toxic and hazardous substances, provide for the protection of land and groundwater resources, and control the discharge of pollutants into the air.  Many of these laws have international counterparts, particularly in Europe and elsewhere in North America.

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

EMPLOYEES

As of December 31, 2008, the Company (including its direct subsidiaries) had a total of 27 full-time and 3 part-time employees, of which approximately 18 are engineers, scientists, environmental technicians and other professionals.  None of such employees are covered by collective bargaining agreements and the Company's relations with its employees are believed to be good.

All 26 persons on the technical staff are extensively trained in proper procedures for handling waste materials and environmental media.  Advanced Sciences’ technical staff has more than 500 years of combined experience performing environmental and waste sampling tasks.  Ten of our personnel hold DOE security clearances.

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

•

IATA Dangerous Good Awareness  Certificate

•

Workplace Substance Abuse Prevention Program participation

ITEM 1A.      RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.    PROPERTIES

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

The Company has established a presence in Los Alamos, NM by opening a one-room office there to pursue business opportunities with Los Alamos National Security (LANS).  LANS is the firm responsible for managing Los Alamos National Laboratory and is a joint venture of the University of California and Bechtel- Jacobs.

The Company accruing a liability for a lease of an office from its CEO, Dr. Shelby T. Brewer for $1,700 per month for an office located in Alexandria, VA. No cash was paid for this office lease during the year ended December 31, 2008.

The Company believes that the foregoing properties will satisfy the business and operational needs of the Company and its subsidiaries in the present and in the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

As of March 15, 2009, no litigation or claim has been filed against the Company, or any of the Company’s subsidiaries. The Company and its subsidiaries are involved from time to time in ordinary, routine litigation incidental to the conduct of their business.  Management believes that none of this litigation, individually or in the aggregate, is material to the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Stock price by quarter	High	Low
Fiscal year ended December 31, 2008
First Quarter	$ 0.12	$ 0.06
Second Quarter	0.07	0.03
Third Quarter	0.06	0.03
Fourth Quarter	0.06	0.02
Fiscal year ended December 31, 2007
First Quarter	$ 0.22	$ 0.12
Second Quarter	0.25	0.13
Third Quarter	0.23	0.15
Fourth Quarter	0.15	0.07

Holders of Record

As of December 31, 2008 there were 83 shareholders of record of our common stock and approximately 3,100 additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

The issuance of convertible preferred securities limits the Company’s ability to pay dividends to common share holders.

Series H Preferred Stock

The holders of the Company’s Series H Convertible Preferred Stock, par value ($0.001) per share (the “Series H Preferred”), are entitled to a dividend rate of 3%.  Through December 31, 2008, the Company had not paid cash dividends and the Company has accrued approximately $155 thousand in unpaid dividends.  The Company has the option to pay the dividends accrued in all periods in additional shares of Series H Preferred. Series H Preferred is convertible into shares of the Company’s common equity.

Series I Preferred Stock

The holders of the Company’s Series I Convertible Preferred Stock, par value ($0.001) per share (the “Series I Preferred”), are entitled to a dividend of 10%.  Through December 31, 2008, the Company has accrued approximately $184 thousand in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after March 31, 2006 in the Company’s common stock rather than cash. During 2008 the Company has not paid any of the accrued dividends on all of the converted Series I Preferred shares to date. The payment of dividends in the form of common stock is subject to limitation, such that no payment in the form of stock can be made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock. There are zero shares of Series I preferred stock and $184 thousand in accrued dividends outstanding at December 31, 2008. The Company has reserved 5.1 million shares of common stock for the potential conversion of accrued dividends on Series I Preferred into common stock.

Series J Preferred Stock

The holders of the Company’s Series J Convertible Preferred Stock, par value ($0.001) per share (the “Series J Preferred”), are entitled to a dividend of 10%.  Through December 31, 2008, the Company has accrued approximately $398 thousand in unpaid dividends. The Company has the option to pay the dividends accrued in all periods after March 31, 2006 in the Company’s common stock rather than cash. During 2008, no shares of the Company’s Series J Preferred Stock were converted. The conversion of the Series J Preferred shares into common stock and the payment of dividends in the form of common stock are subject to limitation, such that no conversion or payment in the form of stock can be made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock. The Company has reserved approximately 143.3 million shares of common stock for the potential conversion of the Series J Convertible Preferred Stock and accrued dividends there on. The preferred stockholder has 388,302 shares of Series J Preferred at December 31, 2008.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company issued 75,000 options to each of three directors in November 2008 under the 1998 Stock Option Plan, with a fair value of less than $300, which expired in December of 2008, and so were not outstanding at any reporting period end. The Company did not issue any shares or options to purchase shares of the Company’s common stock under the 1998 Stock Option Plan during 2007. The 1998 option plan terminated effective December 15, 2008 at which point all options outstanding under the plan expired. There were no options outstanding under the 1998 Stock Option Plan as of December 31, 2008.

Repurchase of Securities

During 2008, neither the Company nor any of its affiliates repurchased common shares of the Company registered under Section R of the Exchange Act.

Recent Sales of Unregistered Securities

On March 5, 2007, the Company issued 120,000 shares of common stock to a consultant as consideration for the second six months of investor relations services to be provided under an agreement. The Company recorded investor relations expense of approximately $23 thousand in the year ended December 31, 2007, representing the value of the shares issued at the average market price of $0.19 on the date of issue.

The offering of shares was conducted by the Company in a private placement solely to accredited investors pursuant to an exemption from registration available under Rule 506 of Regulation D of the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company generates all of its revenues through Advanced Sciences. Revenues are derived from the sale of environmental services under contracts with various government agencies and private companies in the U.S.

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

In the second quarter of 2007 Applied Sciences acquired approximately $40 thousand in finished good inventory from a supplier and began selling goods used in the performance of environmental services and hazardous materials handling under the assumed business name Commodore Sales Solution (CSS). In August 2008 management decided to discontinue CSS and completely liquidated the remaining inventory the fourth quarter of 2008.

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

The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The Company’s current monthly operating expenses exceed cash revenues by approximately $48 thousand. Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. The loan payable to the Shaar Fund, Ltd at December 31, 2008 totaled $9.0 million. The fund managers have been very patient in granting extensions to due dates of principal and interest so that the Company has not been in a default position on this loan. The Company does not expect that patience to continue through future months or years unless Company performance improves as demonstrated by revenue growth, profit improvement and cash generation from company operations. In addition, the Company owes approximately $564 thousand in loans that are currently due or are payable on demand.  The Company has been in default on these loans for all of 2008 and 2007 and the lenders have made demand for payment. The Company does not currently have the ability to pay these loans absent additional financing.

The reports of our independent registered public accounting firm on our fiscal 2008 and 2007 consolidated financial statements contain a “going concern” qualification in which they express substantial doubt about our ability to continue in business.   The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

RESULTS OF OPERATIONS

Environmental services provided by Commodore Advanced Sciences:

Environmental service revenues were consistent with the prior year, approximately $2.5 million for the year ended December 31, 2008, compared to approximately $2.6 million for the year ended December 31, 2007.  Service revenues in 2008 and 2007 were primarily derived from engineering and scientific services performed for the United States government under two contracts similar to those in place in prior years.  Advanced Sciences had one major customer in 2008, which represents more than 10% of annual revenue.  Revenue from this customer was approximately $2.2 million or 86.9% of the Company’s total 2008 service revenue. In October 2008 BJC awarded Advanced Sciences with the fiscal year 2009 option on the EDAM contract. In conjunction with the option award Applied Sciences received an increase in billing rates and service fees to be charged under terms of the contract.

Cost of sales for service revenues also remained consistent decreasing from approximately $2.6 million for 2007 to approximately $2.5 million for 2008. The Company’s backlog at December 31, 2008 totals approximately $2.3 million, all of which represents work to be completed during calendar year 2009. This compares to a backlog of approximately $2.0 million at December 31, 2007, all of which was performed during calendar year 2008. Revenues and associated expenses in relation to the EDAM contract are expected to be marginally higher for calendar 2009 when compared to 2008 as a result of the increase in billing rates and service fees charged under the EDAM contract.

Contracts of the Company may be subjected to audit by the DCAA. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. During 2008, the Company completed a DCAA audit of a single contract for the period January 1995 through December 1999. The DCAA had asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during the period under audit. The Company had previously recorded a liability totaling $376 thousand as a reserve to settle any claims or expense that may be incurred as a result of the audit process. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. During the fourth quarter of 2008, the DCAA completed their audit and a settlement was reached. Contrary to earlier expectations and accruals, the Company recognized additional contract revenues of $86 thousand and subcontractor cost of revenues of $147 thousand were recognized, resulting in a decrease in loss from operations of $315 thousand after eliminating the previous accrual.

Supplies sales provided by Commodore Sales Solutions, a division of Commodore Advanced Sciences, Inc.:

In the third quarter of 2008 management decided to cease operation of Commodore Sales Solutions (“CSS”). The Company had acquired the existing inventory and hired the existing sales staff of one of the Company’s existing vendors, in the second quarter of 2007. Management believed CSS could attain incremental anuual revenues of $1 million or greater, which would provide operating income and cash flows from operations to the consolidated company. After reviewing twelve months of operating results, management determined that CSS would be unable to achieve sufficient annualized sales volume, gross profit margin and resulting cash flows quickly enough to justify continued operation of the business. In the third quarter of 2008 management eliminated two positions with in the Company associated with CSS and liquidated the remaining inventory in the fourth quarter. Net operating income for CSS for the year ended December 31, 2008, was $31 thousand, which includes all expenses associated with the liquidation of the remaining inventory in the fourth quarter.

SET services provided by Commodore Solutions, Inc.:

In the case of Solution, there were no revenues for the years ended December 31, 2008 and 2007. Should the Company be successful in securing contract revenues for its SET technology, Solution would reflect revenues once again.

General and Administrative Expense

Consolidated general and administrative expense decreased from $1.5 million in 2007 to $1.3 million in 2008. General and administrative expense decreased as a result of reduced salary and wage expense associated with Applied. Applied reduced corporate headcount from five employees in 2007 to three in 2008. In addition to a decrease in salary and wage expense the Company was able to reduce other costs including insurance, marketing and consulting expenses.  In the case of Advanced Sciences, general and administrative costs decreased to approximately $494 thousand for the year ended December 31, 2008 from approximately $517 thousand for the year ended December 31, 2007.  This decrease is attributable to reduced cost for insurance, marketing and consulting labor. Depreciation and amortization expense at Advanced Sciences increased by $56 thousand. Depreciation and amortization expense for the year ended December 31, 2008 was $83 thousand compared with $80 thousand for the year ended December 31, 2007. Advanced Sciences also recognized an impairment charge in the amount of $26 thousand on the American Aquatics contracts acquired in January 2007. General and administrative expense related to CSS of approximately $25 thousand included advertising, postage and other expenses associated with the product sales process.

Interest expense

The accompanying financial statements for December 31, 2007 have been restated to correct an error in the balance of accrued interest payable and interest expense. Subsequent to the close of 2008, the Company discovered that both the Company and its principal financier, the Shaar Fund (“Shaar”) had been inappropriately using the simple interest method of calculating interest on a note payable, when the note document requires monthly compounding of interest (see Note 9).  The effect of the computational error resulted in an accumulated understatement of interest expense of $250 thousand through December 31, 2007, of which $153 thousand applies to the year ended December 2007 and $97 thousand applies to years prior to 2007.  The Company believes that the accumulated effect of the interest understatement in years prior to 2007 was immaterial to the financial statements.

As a result of the restatement of the 2007 consolidated financial statements, Accrued interest, Interest expense, Net loss and Accumulated deficit increased by $250 thousand for the year ended December 31, 2007. Correction of the error in 2007 increased the net loss per common share by $0.03 per share to a net loss of $0.32 per share.

After giving effect to the correction described above, interest expense increased to approximately $1.2 million in 2008 from approximately $1.1 million in 2007, an increase of 12.6%, due to increased borrowings by the Company under the Amended and Restated Shaar Note.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements, such as financing or variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements of the Company have been prepared under the assumption that Applied will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements, Applied incurred losses and negative cash flows from operating activities for the years ended December 31, 2008 and 2007.  Applied also has a working capital deficit of approximately $17.7 million and an accumulated deficit of approximately $85.8 million at December 31, 2008 and several of the Company’s notes payable are in default.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.  Potential sources of cash include new contracts, external debt, the sale of shares of Company stock or alternative methods, such as mergers or sale transactions.  No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

The reports of our independent registered public accounting firm on our fiscal 2007 and 2008 consolidated financial statements contain a “going concern” qualification in which they express substantial doubt about our ability to continue in business.  The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The Company's current monthly operating expenses exceed cash revenues by approximately $48 thousand at December 31, 2008.  Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company.  If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. The loan payable to the Shaar Fund, Ltd at December 31, 2008 totaled $9.0 million. The fund managers have been very patient in granting extensions to due dates of principal and interest so that the Company has not been in a default position on this loan. The Company does not expect that patience to continue through future months or years unless company performance improves as demonstrated by revenue growth, profit improvement and cash generation from company operations. In addition, the Company owes approximately $564 thousand in loans that are currently due or are payable on demand.  The Company has been in default on these loans for all of 2008 and 2007 and the lenders have made demand for payment. The Company does not currently have the ability to pay these loans absent additional financing.

The Company has experienced a decrease in total assets for the year ended December 31, 2008. The decrease in current assets is attributable to i) a reduction in accounts receivable, net, ii) reduction in purchased intangible assets, net and iii) reduction in inventory. Accounts receivable, net, for the period ended December 31, 2008 was approximately $227 thousand as compared to approximately $391 thousand for the year ended December 31, 2007.  The decrease in accounts receivable, net, is the result of more timely collections of receivables under the ESA contract. Purchased intangible assets, net decreased by $53 thousand due to amortization of $27 thousand and an impairment of charge $26 thousand recognized during the year. The inventory balance decreased by $73 thousand due to the closure of the CSS division of Advanced Sciences.

For the year ended December 31, 2008, the Company incurred a net loss of approximately $2.9 million compared to a net loss of approximately $2.7 million for the year ended December 31, 2007.  The increase in the net loss was attributable to an increase in interest expense. The Company has also experienced net cash outflows from operating activities of approximately $816 thousand and $1.3 million for the years ended December 31, 2008, and 2007, respectively.

As of December 31, 2008 and 2007, the Company had a stockholders’ deficit of approximately $17.6 million and $14.7 million, respectively.  The net increase in stockholders’ deficit for the years ended December 31, 2008 and  2007 is a result of the Company’s 2008 net operation loss of $2.9 million.  At December 31, 2008 and 2007 the Company had working capital deficit of approximately $17.7 million and $6.9 million, respectively.  The increase in the working capital deficit from December 31, 2007 to December 31, 2008 is the result of the Shaar note being classified as current due to its April 2009 maturity date. Current liabilities also include $1.6 million in accrued dividends to preferred stockholders.

Certain prior-year amounts have been reclassified to conform to the current year presentation.  These reclassifications have no effect on net loss or total Stockholders’ equity as previously reported.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Commodore Applied Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Commodore Applied Technologies, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commodore Applied Technologies, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital and an accumulated deficit which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements the Company has restated its 2007 consolidated financial statements.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

April 13, 2009

Commodore Applied Technologies, Inc. and Subsidiaries Consolidated Balance Sheets (Amounts in thousands except shares)
	December 31,
	2008	2007
ASSETS
Current assets:		Restated (See Note 3)
Cash	$ 212	$ 200
Accounts receivable, net	227	391
Prepaid assets	60	124
Inventory	-	73
Total current assets	499	788

Property and equipment, net	116	172
Purchased intangible asset, net	-	53
Other assets	-	1
Total assets	$ 615	$ 1,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 807	$ 915
Accrued interest	3,586	2,291
Deferred wages	2,264	2,039
Preferred dividends payable	1,611	1,189
Other accrued liabilities	354	549
Long-term debt, current	9,576	735
Total current liabilities	18,198	7,718

Long-term debt, net of current portion	3	8,016
Total liabilities	18,201	15,734

Commitments and contingencies, note 15

Stockholders' deficit:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized

Convertible preferred stock, Series H & J, par value $.001 per share aggregate liquidation value of $7,306 and $6,908 at December 31, 2008 and 2007, respectively, 3% non-cumulative dividends for Series H, 10%
cumulative dividends for Series J, 1,550,000 shares authorized 1,188,302
shares issued and outstanding as of December 31, 2008 and 2007.	1	1

Common stock, par value $.001 per share, 300,000,000 shares
authorized, 8,288,217 shares issued and outstanding at
December 31, 2008 and 2007	8	8
Additional paid-in capital	68,479	68,901
Accumulated deficit	(85,811)	(83,367)
Treasury stock, 171,875 shares, at cost	(263)	(263)
Total stockholders' deficit	(17,586)	(14,720)
Total liabilities and stockholders' deficit	$ 615	$ 1,014

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2008 and 2007
(Amounts in thousands except per share data)

	2008	2007
		Restated (See Note 3)
Revenue:
Service	$ 2,510	$ 2,589
Product	576	607
Total sales	3,086	3,196

Costs and expenses:
Cost of revenue
Service	2,459	2,608
Product	545	574
DCAA settlement, net	-	(315)
General and administrative	1,334	1,499
Total costs and expenses	4,338	4,366

Loss from operations	(1,252)	(1,170)

Interest expense	(1,192)	(1,058)
Net loss	(2,444)	(2,228)

Dividends accrued to preferred stockholders	(422)	(418)

Net loss applicable to common stockholders	$ (2,866)	$ (2,646)

Net loss per share - basic and diluted	$ (0.35)	$ (0.32)

Weighted average shares outstanding - basic and diluted	8,288	8,276

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidaries
Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2008 and 2007
(Amounts in thousands, except shares)

	Convertible				Additional
	Preferred stock		Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balances, January 1, 2007	1,188,302	$ 1	8,168,217	$ 8	$ 69,296	$ (81,139)	$ (263)	$ (12,097)

Preferred stock dividends	-	-	-	-	(418)	-	-	(418)

Stock issued for services	-	-	120,000	-	23	-	-	23

Net loss	-	-	-	-	-	(2,228)	-	(2,228)

Balances, December 31, 2007 Restated ( See Note 3)	1,188,302	1	8,288,217	8	68,901	(83,367)	(263)	(14,720)

Preferred stock dividends	-	-	-	-	(422)	-	-	(422)

Net loss	-	-	-	-	-	(2,444)	-	(2,444)

Balances, December 31, 2008	1,188,302	$ 1	8,288,217	$ 8	$ 68,479	$ (85,811)	$ (263)	$ (17,586)

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007
(Amounts in thousands)
	2008	2007
Cash flows from operating activities:		Restated (See Note 3)
Net loss	($2,444)	($2,228)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	83	80
Gain on settlement of DCAA audit	-	(376)
Impairment of intangible asset	26	-
Issuance of common stock for services	-	23
Changes in assets and liabilities:
Accounts receivable, net	164	411
Prepaid assets	64	14
Inventory	73	(73)
Other assets	1	-
Accounts payable	(108)	(97)
Accrued interest	1,295	1,042
Deferred wages	225	156
Other accrued liabilities	(195)	(279)
Net cash used - operating activities	(816)	(1,327)

Cash flows from investing activities:
Equipment purchased	-	(17)
Purchased intangible asset	-	(10)
Net cash used - investing activities	-	(27)

Cash flows from financing activities:
Borrowings on debt	969	1,615
Payments on long-term debt	(141)	(188)
Net cash provided - financing activities	828	1,427

Net change in cash	12	73

Cash at beginning of year	200	127
Cash at end of year	$ 212	$ 200

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 16	$ 24
Non-cash investing and financing activities
Accrued dividends on preferred stock	$ 422	$ 416
Purchase of equipment by issuing debt	-	$ 91
Purchase of equipment by capital lease	-	$ 12
Purchase of intangible asset by issuing debt	-	$ 70

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations

Commodore Applied Technologies, Inc. and subsidiaries ("Applied" or the “Company”) is engaged in performing environmental monitoring and engineering services and the destruction and neutralization of hazardous waste from other materials.  Through its subsidiary Commodore Advanced Sciences, Inc. ("Advanced Sciences"),  Applied has contracts with various government agencies and private companies in the United States and abroad performing environmental monitoring and engineering services. During 2008 and 2007, Advanced Sciences also sold and distributed safety products and other materials used in connection with its monitoring and engineering services through a division known as Commodore Sales Solutions.  Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (“PCBs”) and chlorofluorocarbons (“CFCs”).  Applied is currently working on the commercialization of these technologies through customer development efforts, licensing arrangements and/or permitting activities.

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

	2008	2007
Customer A	$2,194	$1,835

Customer A accounts for approximately 97.3% and 67.6 % of the accounts receivable balance as of December 31, 2008 and 2007, respectively.

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

A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days, not counting retainage billed, which is due at the end of the particular phase of the master government contract.  At December 31, 2008 and 2007 retainage of approximately $36 thousand and $12 thousand were included in trade accounts receivable, respectively, all expected to be collected within one year. Interest is not charged on trade receivables.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies, continued:

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred.  Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded in the Consolidated Statements of Operations.  Depreciation is computed on the straight-line method based on the estimated useful lives of the assets; machinery and equipment over 3 to 7 years, furniture and fixtures over 3 to 7 years and computer equipment and software over 3 to 5 years.

Purchased Intangible Asset

Applied amortizes the purchased intangible asset on a straight-line basis over its contractual or economic life.

Impairment of Long-Lived Assets

Applied reviews its long-lived assets, including property, equipment and intangibles with useful lives, for impairment annually or whenever circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The carrying value of a long-lived asset is considered impaired when the estimated cumulative undiscounted cash flows of the related asset or asset group is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Applied recorded an impairment charge of $26 thousand and zero on its purchased intangible asset for the years ended December 31, 2008 and 2007, which is included in general and administrative expense in the Consolidated Statements of Operations.

Revenue Recognition

Substantially all of Applied's revenues are generated by its subsidiary, Advanced Sciences.  Advanced Sciences’ revenues consist of engineering and scientific services and sale of scientific and safety products. Engineering and scientific services are  performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for unit prices. Revenue under unit price contracts is recorded when a contract or arrangement exists, the fees to be charged are fixed or determinable, the services have been provided, and collection of the billed amounts is reasonably assured.

Revenue on product sales is generally recognized when evidence of a customer arrangement exists, prices are fixed and determinable and product title, ownership and risk of loss transfers to the customer. Revenue for product sales also includes freight and handling charges. The Company’s standard shipping terms are FOB shipping point.

Income Taxes

Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. Cash and cash equivalents, accounts receivable, current assets, accounts payable, current liabilities and long term debt are financial instruments that are subject to material market variations from the recorded book value.  The fair value of these financial instruments approximates the recorded book value as of December 31, 2008 and 2007.

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

Adopted Accounting Pronouncements

On November 15, 2008, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 157”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

The fair value measurement;

a)

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

b)

For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

1.

Total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of operations;

2.

The amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3.

Purchases, sales, issuances, and settlements (net); and

4.

Transfers in and/or out of Level 3.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” to delay the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in SFAS 159. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies, continued:

Adopted Accounting Pronouncement, continued:

On January 1, 2007, the Company adopted SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and:

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

The Company adopted SFAS No. 155 using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as a result of the adoption of SFAS No. 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

On January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140”. This Statement amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of this Statement had no material impact on the Company’s consolidated financial position or results of operations.

On January 1, 2007, the Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard. There was no impact on the financial statements as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

New Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies, continued:

New Accounting Pronouncements, continued:

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has determined that there will be little or no effect on its consolidated financial statements, upon adoption of SFAS 141(R) or SFAS No. 160, due to the absence of noncontrolling interests being held by the Company.

Stock-Based Compensation

At December 31, 2007, the Company had a stock plan for key employees, non-employee directors and management consultants. The plan terminated on December 15, 2008 and all outstanding options expired as described more fully in Note 12 “Share-Based Compensation”.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation. These reclassifications have no effect on net loss, total assets or stockholders’ deficit as previously reported.

2.  Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Applied will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements, Applied incurred losses and negative cash flows from operating activities for the years ended December 31, 2008 and 2007.  Applied also has a working capital deficit of approximately $17.7 million and an accumulated deficit of approximately $85.8 million at December 31, 2008 and several of the Company’s notes payable are in default.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.  Potential sources of cash include new contracts, external debt, the sale of shares of Company stock or alternative methods such as mergers or sale transactions.  No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.  Applied currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

3.  Correction of an Error

The accompanying financial statements for December 31, 2007 have been restated to correct an error in the balance of accrued interest payable and interest expense. Subsequent to the close of 2008, the Company discovered that both the Company and its principal financier, the Shaar Fund Ltd. (“Shaar”) had been inappropriately using the simple interest method of calculating interest on a note payable, when the note document requires monthly compounding of interest (see Note 9).  The effect of the computational error resulted in an accumulated understatement of interest expense of $250 thousand through December 31, 2007, of which $153 thousand applies to the year ended December 2007 and $97 thousand applies to years prior to 2007.  The Company believes that the accumulated effect of the interest understatement in years prior to 2007 is immaterial to the financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.   Correction of an Error, continued

The effects of the restatement of the 2007 consolidated financial statements were as follows:

Year Ended December 31, 2007
(in thousands except per share data)
	As Originally		Effect of
Consolidated Statement of Operations:	Reported	As Restated	Restatement

Revenue:	$ 3,196	$ 3,196	$ -
Cost and expenses	4,366	4,366	-
Loss from operation	(1,170)	(1,170)	-
Interest expense	(808)	(1,058)	(250)
Net loss	(1,978)	(2,228)	(250)
Dividends accrued to preferred stockholders	(418)	(418)	-
Net loss applicable to stockholders	$ (2,396)	$ (2,646)	$ (250)

Net loss per share - basic and diluted	$ (0.29)	$ (0.32)	$ (0.03)
Weighted average shares outstanding
basic and diluted	8,276	8,276	-

Consolidated Balance Sheet:

Total assets	$ 1,014	$ 1,014	$ -

Accrued interest	$ 2,041	$ 2,291	$ 250
All other current liabilities	5,427	5,427	-
Long-term debt, net of current portion	8,016	8,016	-
Total liabilities	15,484	15,734	250

Accumulated deficit	(83,117)	(83,367)	(250)
Preferred stock, common stock, aditional paid-in
capital, less treasury stock	68,647	68,647	-
Total stockholders’ deficit	(14,470)	(14,720)	(250)
Total liabilities and stockholders’ deficit	$ 1,014	$ 1,014	$ -

As a result of the restatement of the 2007 consolidated financial statements, Accrued interest, Interest expense, Net loss and Accumulated deficit each increased by $250 thousand for the year ended December 31, 2007, and increased the net loss per common share by $0.03 per share to a net loss of $0.32 per share.

4.  Accounts Receivable

The components of the Company’s trade receivables as of December 31, 2008 and 2007 are as follows, in thousands:

	2008	2007
Account receivables	$228	$394
Related party receivables	3	3
Allowance for doubtful accounts	(4)	(6)
Accounts receivable, net	$ 227	$391

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.   Sale of Accounts Receivable

Until March 2009, Advanced Sciences had the ability, at the Company’s option, to sell its accounts receivable under the EDAM contract to Wells Fargo Bank pursuant to the terms of a factoring agreement. The agreement allowed Advanced Sciences to receive 90% of eligible receivables up to $2 million. According to the terms of the agreement, receivables were sold with full recourse and the Company assumed all risk of collectability. Financing fees were paid monthly at prime plus 2.0 percent of receivables sold, an aggregated rate of 5.25% at December 31, 2008. Financing fees paid for the year ended December 31, 2008 and 2007 were $6 thousand and $11 thousand, respectively, under the agreement.

6.   Property and Equipment

Property and equipment consist of the following as of December 31, 2008 and 2007, in thousands:

	2008	2007
Machinery and equipment	$262	$659
Furniture and fixtures	36	60
Computer equipment	84	96
	382	815
Accumulated depreciation	(266)	(643)
Property and equipment, net	$116	$172

During the year ended December 31, 2008, $433 thousand of fully depreciated machinery and equipment with no future economic use or value was retired, resulting in no recognized gain or loss. Cost and related accumulated depreciation have been removed from the respective accounts.

7.  Contract Acquisition

In January 2007, Advance Sciences acquired net assets in the form of equipment and monitoring services contracts from American Aquatics Inc. in exchange for $170 thousand in cash and short-term notes payable. The acquisition increased environmental monitoring revenues by $0 and $156 thousand for the years ended December 31, 2008 and 2007, respectively. Revenues are included in the Consolidated Statements of Operations and Segment Information reported in Note 17 since the date of acquisition. The purchase price resulted in additions to property and equipment of approximately $90 thousand and intangible assets of approximately $79 thousand for the monitoring service contracts. The acquired intangibles were amortized on a straight-line basis over the estimated life of the monitoring service contracts. For the year ended December 31, 2007, $26 thousand in amortization was recorded. For the year ended December 31, 2008, Applied recorded $27 thousand in amortization expense and an impairment charge of $26 thousand on the purchased intangible.

8.  Other Accrued Liabilities

Other accrued liabilities consist of the following, in thousands:

	2008	2007
Compensation and employee benefits (1)	$ 143	$186
Related party payable (2)	187	269
Other (3)	24	94
Total	$354	$549

(1)

Liability accrued for payroll, payroll taxes paid-time off and employee benefits earned by Company employees but paid subsequent to the close of the year.

(2)

Amounts payable to parties related to the Company by past ownership of an acquired company.

(3)

Accruals for other general liabilities of the Company.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9.   Long-Term Debt

Long-term debt consists of the following as of December 31, 2008 and 2007, in thousands:

	2008	2007
Convertible note payable, 10% interest (1)	$8,982	$8,009
Note payable, 12% interest (2)	252	252
Note payable, 9% interest (3)	312	312
Note payable, 8.75% interest (4)	-	58
Note payable, 6.5% interest (5)	14	80
Note payable, 6.% interest (6)	12	24
Other (7)	7	16
	9,579	8,751
Less current portion	(9,576)	(735)
	$3	$8,016

(1)

Notes payable to The Shaar Fund, Ltd. bearing 10%, interest, compounded monthly, with payments due in aggregate monthly installments beginning March 26, 2006, and extended by agreement on multiple occasions to be due and payable on June 30, 2007, September 30, 2007, January 2, 2008, June 30, 2008, September 30, 2008, January 2, 2009 and April 2, 2009, respectively.   At no time have any of the terms and conditions of the Note, or its payment of accrued and/or quarterly interest, been deemed in default. All other terms and conditions of the Shaar Convertible Secured Note remain the same and in full force and effect. The Note is collateralized by property and equipment and patents.  The note is convertible into common stock at any time, and the interest can be paid in cash or stock, at the option of either the Company or the holder. Both the conversion and the payment of interest in the form of common stock are subject to a limitation, such that no conversion or payment in the form of stock can be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock. The conversion price is the average closing price of the ten days preceding the conversion date, but shall not be more than $0.50 per share or less than $0.05 per share.  See Note 11.  Also, these notes payable restrict the Company’s ability to declare or pay dividends on and repurchase common stock, materially change the Company’s business, enter a business combination, or transfer or sell assets.

(2)

Notes payable to individuals bearing 12.0% interest and are in default as of January 15, 2005, collateralized by accounts receivable.

(3)

Note payable to an individual with interest at 9%, no collateral and in default as of December 31, 2006

(4)

Note payable to American Aquatics, Inc. with interest at 8.75%, payable monthly payments through May 2008.

(5)

Note payable to Sterling Lending financing the Company’s general liability insurance, with interest at 6.5% payable monthly through April 2009.

(6)

Note payable to Sterling Lending financing the Company’s directors and officers insurance, with interest at 6.0% payable monthly payments through April 2009.

(7)

Other long-term debt consists of short-term notes and capital leases for equipment. Interest rates and dates of maturity vary through April 2011.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9.   Long-Term Debt, continued:

Future maturities of debt as follows, in thousands:

2009	$9,576
2010	2
2011	1
Thereafter	-
$9,579

10.  Income Taxes

Applied has no income tax provision at December 31, 2008 and 2007. The components of the net deferred tax assets as of December 31, 2008 and 2007 are as follows, in thousands:

	2008	2007
Reserves and accruals	$ 33	$ 29
Net operating loss carryforward	16,717	15,834
Depreciation, amortization and impairment charges	-	-
	16,750	15,863
Valuation allowance	(16,750)	(15,863)
Net deferred tax assets	$ -	$ -

Management estimates that the Company’s combined federal and state tax rates would be 36.3%. Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions.  As of December 31, 2008 and 2007, Applied has established a valuation allowance for the entire amount of net deferred tax assets, due to the Company’s belief that it is more likely than not that the deferred tax asset will not be realized.

Applied has net operating loss ("NOL") carryforwards at December 31, 2008 of approximately $46 million which expire in years 2010 through 2028. The provision for income taxes for the years ended December 31, 2008 and 2007 results in an effective tax rate which differs from federal income tax rates as follows, in thousands:

	2008	2007
Expected tax benefit at federal
statutory rate of 34%	$ (831)	$ (758)
State income tax benefit at a blended
rate of 2.3%	(56)	(51)
Change in valuation allowance	887	809
Income tax benefit	$ -	$ -

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2006 through 2008 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. There was no impact on the financial statements as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11.  Stockholders’ Deficit

On April 12, 2005, the Company entered into the Shaar Exchange Agreement, in which the Company agreed that Shaar would exchange all of its right, title and interest in and to the remaining outstanding shares of the Series E and Series F Preferred (including all other accrued and unpaid dividends thereon) for 395,302 shares of the Company’s Series I Preferred Stock. Effective October 1, 2005, the Company entered into the New Shaar Exchange Agreement, in which Shaar exchanged all of its right, title and interest in and to the remaining outstanding shares of the Series I Preferred (excluding all other accrued and unpaid dividends thereon) for 388,302 shares of the Company’s Series J Preferred Stock, which represents all of the Series J preferred stock outstanding at December 31, 2008.

The Company accrued approximately $184 thousand of dividends in 2005 on the Series I Preferred prior to its exchange, all of which dividends are outstanding at December 31, 2008.

Series H Convertible Preferred Stock

Applied authorized 1,000,000 shares of Series H Preferred Stock (the “Series H Preferred”), par value $0.001 per share, having a stated value of $1 per share.  At December 31, 2008, there were 800,000 shares outstanding. The Series H Preferred shall have the following rights, privileges, and limitations:

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

e)

The Series H Preferred has a non-cumulative annual dividend of 3%, payable in cash or Series H Preferred within 30 days of the end of Applied’s fiscal year, at Applied’s election.  Dividends of $24 thousand were accrued during 2008 and 2007 respectively, and total accumulated dividends of $155 thousand had been accrued at December 31, 2008.

f)

The Series H Preferred is not transferable.

There have been no shares of Series H Preferred stock converted into common shares as of December 31, 2008.

In the event of liquidation, dissolution or winding up of Applied, holders of Series H Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $1.00 per share, and no more, before any distribution to holders of the common stock.

Series J Convertible Preferred Stock

Effective October 1, 2005, the Company authorized 550,000 shares of Series J Convertible Preferred Stock (“Series J Preferred”), par value $0.001 per share, each such share having a stated value of $10.00 per share.

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

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11.  Stockholders’ Deficit, continued:

Series J Convertible Preferred Stock, continued:

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

e)

Dividends were to be paid quarterly commencing March 31, 2006, to the holder of the shares of the Series J

Preferred Stock. As of December 31, 2008, no dividends had yet been paid under these terms, and the holder has agreed to a deferral of payment without consequence to the Company.

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

h)

The Company accrued approximately $398 thousand $392 of dividends in 2008 and 2007 on the Series J Preferred. Accumulated dividends totaled approximately $1.3 million through December 31, 2008.

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

Cumulative unpaid dividends on all series of preferred stock are approximately $1.6 million and $1.2 million at December 31, 2008 and 2007, respectively.

Warrants

Each outstanding warrant is exercisable into one share of the Company’s common stock. A summary of the warrants outstanding as of December 31, 2008 and 2007 and changes during the periods then ended is presented below:

	Number	Weighted Avg.
	of Warrants	Exercise Price
Beginning Balance 2007	1,632,791	$ 0.52
Expired	(50,001)	0.57
Beginning Balance 2008	1,582,790	$0.50
Expired	(1,570,290)	0.52
Ending Balance 2008	12,500	$ 0.60

 At December 31, 2008, all outstanding warrants were originally issued during 2004, and expire in February 2009.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12.  Share-Based Compensation

During the year ended December 31, 2007, the Company issued 120,000 shares of common stock to an investor relations services consulting firm, for which an expense of approximately $23 thousand was recognized, measured by the fair value of the shares at the date of issue.

In December 1998, Applied adopted its 1998 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of Applied can receive non-qualified stock options to purchase up to an aggregate 250,000 shares of Applied’s common stock.  In 1999 and 2000 Applied increased the number of shares authorized each year by 250,000, resulting in 7,500,000 shares available under the 1998 stock option plan. The plan expired on December 15, 2008 at which point all outstanding options under the plan terminated. As of December 31, 2008 there were no options outstanding under the 1998 option plan.

The Company issued 75,000 options to each of three directors in November 2008 under the 1998 Stock Option Plan, with a fair value of less than $300, which expired in December of 2008, and so were not outstanding at any reporting period end. The Company did not issue any shares or options to purchase shares of the Company’s common stock under the 1998 Stock Option Plan during 2007. The 1998 option plan terminated effective December 15, 2008 at which point all options outstanding under the plan expired. There were no options outstanding under the 1998 Stock Option Plan as of December 31, 2008. At December 31, 2008 there was no unrecognized compensation expense related to non-vested share-based compensation arrangements granted under any Company plan.

Stock Options

A summary of stock options outstanding as of December 31, 2008 and 2007 and changes during the periods then ended is presented below:

		Weighted Avg.
	# of Options	Exercise Price
Beginning Balance 2007	4,310,472	0.66
Forfeited	(2,500)	1.06
Beginning Balance 2008	4,307,972	0.66
Granted	300,000	0.04
Forfeited	(4,607,972)	0,66

Ending Balance 2008	-	$ 0.00

13.  Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted loss per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.  Options and warrants to purchase 12,500 and 5,890,762 shares of common stock were outstanding as of December 31, 2008 and 2007, respectively. Additionally, exercise of a convertible note, interest, Series H and Series J Preferred and dividends would result in issuance of approximately 414,410 shares of common stock, due to provisions that limit the total of these conversions to less than 5% beneficial ownership by the holder.  Shares issuable upon exercise of options, warrants and convertible debt and instruments were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive as the Company has experienced net losses.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14.  Related Party Transactions

Applied had the following related party transactions not fully disclosed elsewhere:

a)

Applied has payables to related parties of approximately $187 thousand and $269 thousand for the years ended December 31, 2008 and 2007, which are included in other accrued liabilities.

b)

Applied has a note payable to Bentley Blum, a former member of the board of directors that is due on demand and carries interest at 9%.  The balance as of December 31, 2008 and 2007 was approximately $312 thousand. Accrued interest as of December 31, 2008 and 2007 was $155 thousand and $127 thousand, respectively. The note is in default at December 31, 2008.

c)

Applied has accrued a payable in the amount of $20 thousand to its CEO, Dr. Shelby T. Brewer, for the rent of office space located in Dr. Brewer’s home in Alexandria, VA. Total rent expense under this agreement was $20 thousand for the years ended December 31, 2008 and 2007.

d)

Applied has a convertible note payable to The Shaar Fund, Ltd., a shareholder of Applied, which matures in April 2009. The note bears annual interest at 10%, compounded monthly, with payments of interest only due in aggregate monthly installments beginning June 30, 2007. The balance as of December 31, 2008 and 2007 was approximately $9.0 million and $8.0 million, respectively. Accrued interest on the note was approximately $3.1 million and $2.0 million for the years ended December 31, 2008 and 2007 respectively,

15.   Commitments and Contingencies

Operating Leases

Applied and its subsidiaries are committed under non-cancellable operating leases for office space and other equipment. Future obligations under the leases are as follows, in thousands:

2009	$ 128
2010	128
2011	77
Total	$ 333

Rent expense was approximately $200 thousand and $213 thousand in 2008 and 2007, respectively.

DCAA Audit

Contracts of the Company may be subjected to audit by the Defense Contract Audit Agency (DCAA). Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. On January 25, 2007, the Company received a letter from the Department of Energy regarding a DCAA audit of a single contract of the Company for the period January 1995 through December 1999. The DCAA asserted that the Company incorrectly overbilled the Government for services rendered under contracts performed during said period. The Company had previously recorded a liability totaling $376 thousand as a reserve to settle any claims or expense that may be incurred as a result of the audit process. The amount recorded was estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. During the fourth quarter of 2007 the DCAA completed their audit and a settlement was reached. The Company recognized additional contract revenues of $86 and subcontractor cost of revenue of $147 were recognized, resulting in an decrease in the loss from operations of $315 for the year ended December 31, 2007.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15.   Commitments and Contingencies, continued:

Guarantee

Applied, along with several other entities, in a prior year, guaranteed a performance bond of Commodore Separation Technologies, Inc. a discontinued subsidiary of the Company, relating to a contract with the Port of Baltimore.  Applied was notified on June 28, 2000, that the performance bond was being called.  It is not known at this time the amount, if any, Applied’s share will be.  No liability has been reflected in the financial statements as of December 31, 2008 or 2007 related to this bond, as the Company feels an adverse determination is not probable, and the amount of loss is not determinable.

16.  401(K) Savings Plan

Applied has adopted a 401(K) savings plan for all employees who qualify as to age and service.  Contributions by Applied are discretionary.  Applied did not make any discretionary contributions to the plan during the years ended December 31, 2008 or 2007.

17.  Segment Information

Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Applied has identified two reportable segments as follows:

1.

Advanced Sciences, which primarily provides various engineering, legal, sampling and public relations services to government agencies on a cost plus basis.

2.

Solution, which, through Advanced Sciences, has equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia. No activity existed in Solutions as of and for the years ended December 31, 2008 and 2007.

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

Commodore Applied Technologies, Inc. and Subsidaries
Segment Disclosure
For the years ended December 31, 2008 and 2007
(Amounts in Thousands)

	2008			2007
	CASI	Corporate & Other	Total	CASI	Corporate & Other	Total

Revenues
Services	$ 2,510	$ -	$ 2,510	$ 2,589	$ -	$ 2,589
Product	576	-	576	607	-	607
Total Revenue	3,086	-	3,086	3,196	-	3,196

Cost of revenues
Services	2,442	17	2,459	2,608	-	2,608
Products	545	-	545	574	-	574
DCAA settlement, net	-	-	-	(315)	-	(315)
General and administrative	494	840	1,334	517	982	1,499

Total costs and expenses	3,481	857	4,338	3,384	982	4,366

Loss from operations	(395)	(857)	(1,252)	(188)	(982)	(1,170)

Interest expense	5	(1,197)	(1,192)	(1)	(1,057)	(1,058)

Net (loss) income	$ (390)	$ (2,054)	$ (2,444)	$ (189)	$ (2,039)	$ (2,228)

Total assets	$ 595	$ 20	$ 615	628	$ 386	$ 1,014

Expenditures for long-lived assets	$ -	$ -	$ -	$ 200	$ -	$ 200

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A(T).    CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified two areas that contain material weaknesses and is taking action to remedy and remove those weaknesses in its internal controls over financial reporting:

•

Due to the loss of the Company’s sole accounting staff person in December 2008, succeeding company accounting staff was not sufficiently familiar with the Company’s specialized accounting software at December 31, 2008 to complete a timely and accurate close of the fiscal year.  Non-standard adjustments to financial accounts were required to accurately present company financial statements.

•

Company management inappropriately interpreted the interest provisions of the Shaar Convertible Note which originated in 2005, resulting in errors to the financial statements for years prior to 2008 and for the respective quarters of 2008.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXECUTIVE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The names and ages of the executive officers and directors of the Company, and their positions with the Company as of March 31, 2009 are as follows:

Name	Age	Position
Dr. Shelby T. Brewer	72	Director, Chairman of the Board and Chief Executive Officer
O. Mack Jones	68	Director, President and Chief Operating Officer
Ted R. Sharp	52	Director, Chief Financial Officer, Treasurer and Secretary
Bentley J. Blum	67	Director
VADM Michael P. Kalleres	68	Director
Thomas J. Colatosti	61	Director
Dr. Ray K. Robinson	70	Director

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

Dr. Ray K. Robinson – Director

Dr. Robinson was elected to the Board of Directors in March 2009. Dr. Robinson is Co-founder and Principal of Ray K. Robinson, Inc. (RKRI), co-founded in 1986, a woman-owned small business offering management, manufacturing, technology and financial consulting. RKRI provides strategic and technical consulting services to technology based emerging small businesses. Since 2004 Dr. Robinson has served as Co-founder and Chairman of Global Trade and Technology (GT2), a nationwide non-profit organization focused on facilitating Virtual STEM Schools and simplified exporting of U.S. products and services. Dr. Robinson is also a member and former Chairman of Washington State University’s (WSU) Presidents Academic Advisory Council and currently serves as the Chairman of WSU Tri-Cities “ Science and Engineering Work Group.”  Dr. Robinson’s professional career has included both technical and executive management positions at fortune 500 companies including Director, Senior Vice-President and General Manager of Exxon Nuclear Inc. from 1979 to 1983, and Director of Gilbarco Inc. (a wholly-owned Exxon affiliate) in positions of Executive Vice President and Chief Operating Officer of Gilbarco USA followed by Senior Vice President of Gilbarco, Inc., including functional manager of Gilbarco, Inc.’s worldwide affiliated companies’ planning, engineering and marketing activities during the period from 1983 to 1986. Dr. Robinson also served as Senior Engineer for General Electric’s Research Laboratory in Hanford, WA and Senior Advisor for Chemistry and Materials at Battelle’s Pacific Northwest National Laboratory, specializing in heat and radiation isotopes and composites design, development, and applications. Dr. Robinson received a B.S. in Chemical Engineering from University of

Texas (Austin), an M.B.A. from University of Washington and a Sc.D. (Doctor of Science) from the Massachusetts Institute of Technology.

Each director is elected to serve for a term of one year or until his or her successor is duly elected and qualified. The Company’s officers are elected by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements.

KEY EMPLOYEES

The names and ages of the key employees of the Company not listed above, and their positions with the Company as of March 31, 2009, are as follows:

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

Mr. Foutz received his B.S. in Geology in 1981.  He has 25 years of progressive professional experience in geological, hydro-geological, and environmental consulting and contrayct management as a Department of Energy contractor.

BOARD COMMITTEES

The Company's Board of Directors has (i) an Audit Committee and (ii) a Compensation, Stock Option and Benefits Committee.

As of December 31, 2008, the Compensation, Stock Option and Benefits Committee, was composed of Thomas J. Colatosti as Chairman, Michael P. Kalleres, Ambassador William A. Wilson, Jan Huly and Dr. Shelby T. Brewer. The Compensation, Stock Option, and Benefits Committee has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting Company stock option plans.

As of December 31, 2008, the Audit Committee was composed of Michael P. Kalleres as Chairman, Thomas J. Colatosti and Ted R. Sharp, CFO. The responsibilities of the Audit Committee include selecting, engaging and determining the compensation of the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company.

Subsequent to the year ended December 31, 2008 Directors Huly, Hannesson and Wilson resigned from the Board of Directors of Commodore Applied Technologies, Inc. Messers Huly, Hannesson and Wilson cited personal and/or  health reasons for the resignations and had no dispute, claims or issues with the Registrant at the time of their resignations. The resignations were received by the Chairman of the Board and were effective January 29, 2009.

AUDIT COMMITTEE AND FINANCIAL EXPERT

Michael P. Kalleres currently serves as the Chairman of the Audit Committee and the Board of Directors has determined him to be an audit committee financial expert and an independent Director of the Company.

The Audit Committee discussed with the independent auditors the matters required under Auditing Standard No. 61, received written disclosures and a letter from the independent auditors required by Independence Standard Board Standard

No. 1 and has discussed with the independent auditors their independence.  The Committee has reviewed and discussed the audited financial statements with management, and have recommended to the Board of Directors that the audited financial statement be included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

COMPENSATION OF DIRECTORS

The Company accrues non-management directors a director's fee in the amount of $375 per meeting for attendance at the meetings of the Board of Directors, and the Company reimburses the directors for actual expenses incurred in respect of such attendance, to be paid as company cash balances allow. The Company does not separately compensate employees for serving as directors.

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

Based on representations from the officers and directors, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2008.

CODE OF ETHICS

The Company’s Board of Directors has established and adopted a code of ethics in 2004 applicable to its senior executives, financial officers and directors.  See Exhibit 14.01 – “Code of Ethics of Commodore Applied Technologies, Inc.”

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY

The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 2008 and 2007 to all persons serving as the Company's Chief Executive Officer during 2008 and 2007 and to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100 thousand during any such year.

Summary Compensation Table
					Other	Restricted	Under-	Securities
					Annual	Stock	Lying	LTIP	All Other
Name and Principal		Salary		Bonus	Comp	Awards	Options	Pay-outs	Comp
Position	Year	($)		($)	($)	($)	(#)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
Dr. Shelby T. Brewer (1)	2008	162,400	(2)	-	-	-	-	-	-
Chief Executive Officer	2007	199,609	(2)	-	-	-	-	-	-

O. Mack Jones(3)	2008	141,620	(4)	-	-	-	-	-	-
President and	2007	176,905	(4)	-	-	-	-	-	-
Chief Operating Officer

James M. DeAngelis (5)	2008	-	(6)	-	-	-	-	-	-
Senior Vice President	2007	86,152	(6)	-	-	-	-	-	-

Walter L. Foutz (7)	2008	130,405	(8)	-	-	-	-	-	-
VP of Operations	2007	135,221	(8)	-	-	-	-	-	-

Ted R. Sharp (9)	2008	12,923	(10)	-	-	-	-	-	87,399	(9)
Chief Financial Officer	2007	120,000	(10)	-	-	-	-	-	42,173	(11)

(1)

Mr. Brewer served as Chief Executive Officer and President of Solutions and a director of the Company since April 2000. Mr. Brewer assumed the positions of Chairman, Chief Executive Officer and President of the Company from January 2001 through October 2003 and continues to serve as Chief Executive Officer and a director since October 2003 to present.

(2)

Represents the amount of Mr. Brewer’s base salary paid by the Company less amounts deferred. Brewer. Mr. Brewer’s base salary for 2008 was $280,000, of which $117,600 was originally deferred until December 31, 2008, and remains unpaid as of March 31, 2009. Mr. Brewer’s base salary for 2007 was $280,000, of which $83,391 was originally deferred until December 31, 2007, and remains unpaid as of March 31, 2009

(3)

Mr. Jones served as President of Advanced Sciences from February 2001 to present, and President and Chief Operating Officer of the Company from April 2003 to present. Mr. Jones has served as a director of the Company since October 2003.

(4)

Represents the amount of Mr. Jones’ base salary paid by the Company less amounts deferred.  Mr. Jones’ total base salary for 2008 was $250,000 of which $107,380 was originally deferred until December 31, 2008, and remains unpaid as of March 31, 2009. Mr. Jones’ total base salary for 2007 was $250,000, of which $73,095 was originally deferred until December 31, 2007, and remains unpaid as of March 31, 2009.

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

(6)

Represents the amount of Mr. DeAngelis’ base salary paid by the Company through September 2007 less any amounts deferred.  Mr. DeAngelis’ base salary for 2007 was $120,000 of which $2,596 was originally deferred until December 31, 2007, and remains unpaid as of March 31, 2009.

(7)

Mr. Foutz served as the Western Regional Manager of Advanced Sciences from January 2002 to March 2005.  Mr. Foutz served as Vice President of Operations of Advanced Sciences, Inc. since April 2005 to present.

(8)

Represents the amount of Mr. Foutz’s base salary paid by the Company.  Mr. Foutz’s total base salary for 2008 and 2007 was $130,000.

(9)

Represents the amount paid to Mr. Sharp to provide services as the Company’s Chief Financial Officer. The Company entered into an employment agreement with Mr. Sharp to serve as the Company as Chief Financial Officer effective January 1, 2008. Mr. Sharp for began his employment November 1, 2006 and assumed full responsibility for the position on January 1, 2007.

(10)

Represents the prorated base salary paid to Mr. Sharp by the Company in 2008 prior to the Company entering into an independent consulting agreement with Mr. Sharp’s consulting firm under which services were provided by Mr. Sharp and members of his professional staff. Mr. Sharp’s annual base salary for 2007 was $120,000.

(11)

Represents amounts paid to a consulting firm owned by Mr. Sharp, which was engaged to assist the Company in its compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

STOCK OPTIONS

The Company issued 75,000 options to each of three directors in November 2008 under the 1998 Stock Option Plan, with a fair value of less than $300, which expired in December of 2008, and so were not outstanding at any reporting period end. The Company did not issue any shares or options to purchase shares of the Company’s common stock under the 1998 Stock Option Plan during 2007. The 1998 option plan terminated effective December 15, 2008 at which point all options outstanding under the plan expired. There were no options outstanding under the 1998 Stock Option Plan as of December 31, 2008. At December 31, 2008 there was no unrecognized compensation expense related to non-vested share-based compensation arrangements granted under any Company plan. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the years ended December 31, 2008 and 2007.

EMPLOYMENT AGREEMENTS

The Company has no employment contracts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of March 31, 2009 by each person who is known by the Company to beneficially own more than 5% of its issued and outstanding shares of common stock, its named executive officers, its directors and all of its executive officers and directors as a group. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

Title of Class	Name of Shareholder	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	Shelby T. Brewer	2151 Jamieson Street Carlyle Towers, Suite 308 Alexandria, VA 22314	675,277	(2)	8.15%
Common Stock	Bentley J. Blum	150 East 58th Street, Suite 3238 New York, NY 10155	230,311	(3)	2.78%
Common Stock	James M. DeAngelis	359 Thames Street, Unit A/B #3 Newport, RI 02840	16,739	(4)	*
Common Stock	O. Mack Jones	507 Knight Street, Suite B Richland, WA 99352	-		*
Common Stock	Michael P. Kalleres	507 Knight Street, Suite B Richland, WA 99352	-		*
Common Stock	Ted R. Sharp	507 Knight Street, Suite B Richland, WA 99352	-		*
Common Stock	Thomas J. Colatosti	507 Knight Street, Suite B Richland, WA 99352	-		*
Common Stock	All current executive officers and directors as a group		922,327		11.13%
5% or greater shareholders
None

*

Less than 1%.

(1)

Calculated based on 8,288,217 shares of common stock issued and outstanding as of March 31, 2009.

(2)

Consists of 675,277 shares of common stock.

 (3)

Consists of:  (i) 125,000 shares of common stock; and (ii) Mr. Blum's indirect beneficial ownership of common stock based upon his  ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Commodore Environmental Services, Inc. (“Environmental”) common stock, representing together 37.74% of the outstanding shares of Environmental common stock at March 31, 2009, and 4,500,000 shares of Environmental common stock underlying currently exercisable stock options, representing together 41.02% of the outstanding shares of Environmental.  Does not include 785,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse and mother.

(4)

Consists of 14,535 shares of common stock and Mr. DeAngelis’ indirect beneficial ownership of common stock based upon his ownership of 580,000 shares of Environmental.

Other than as described below, the Company has no knowledge of any other arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in control of the Company.

The Shaar Fund holds a convertible note, together with accrued interest thereon, and convertible Series J Preferred stock, together with accrued dividends on the Series I and J Preferred stock.  The payment of accrued interest and dividends may be made in cash or common stock.  The conversion of the note and the Series J Preferred stock, and the payment of interest and dividends in the form of common stock are subject to limitation, such that no conversion or payment in the form of stock can be exercised or made that would result in the holder owning 5% or more beneficial ownership of the Company’s common stock.  Should this limitation be removed, as much as an additional 321 million shares of the Company’s common stock could be issued, which would result in a change in control of the Company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2008 there were no shares of our common stock outstanding and available for issuance under any compensation plan. The 1998 Stock Option Plan as amended and approved by stockholders terminated effective December 14, 2008 and all outstanding option under the plan expired.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

During 2007, we engaged Sharp Executive Associates, Inc., a consulting firm owned by our Chief Financial Officer to assist the Company in its compliance with Rule 404 of the Sarbanes-Oxley Act of 2002, incurring a total expense of $41,173 to this related party. There were no related party transactions during the year ended December 31, 2008.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the years ended December 31, 2008 and December 31, 2007:

	2008	2007
Audit fees	$ 70,903	$ 69,604
Audit related fees	8,502	5,000
Tax fees	-	-
All other fees	-	-
Total	79,405	$ 74,604

Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10−Q, assistance with and review of documents filed with the SEC.  Audit-related fees consist of fees related to the edgarization and filing of SEC forms.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other than contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-K:

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

Exhibit No.	Description
10.56	Security Agreement, dated November 13, 2000 by and among Mathers Associates, Klass Partners, Ltd., Jon Paul Hannesson, Stephen A. Weiss and Commodore Applied Technologies, Inc. (20)
10.57	Registration Rights Agreement, dated November 13, 2000, among Mathers Associates, Klass Partners, Ltd., Jon Paul Hannesson, Stephen A. Weiss and Commodore Applied Technologies, Inc. (20)
10.58	Dispute Resolution Management, Inc. Undertaking Letter, dated November 13, 2000. (20)
10.59	Nationwide Permit Extension for PCB Disposal issued by the EPA to Commodore Remediation Technologies, Inc. (20)
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

10.131	Warrant to purchase 222,222 shares of common stock of the Company issued to Klass Partners. (25)
10.132	Warrant to purchase 166,667 shares of common stock of the Company issued to Mathers Associates. (25)
10.133	Warrant to purchase 41,667 shares of common stock of the Company issued to Jon Paul Hannesson. (25)
10.134	Warrant to purchase 41,667 shares of common stock of the Company issued to Krista S. Hannesson. (25)
10.135	Warrant to purchase 27,778 shares of common stock of the Company issued to Stephen A. Weiss. (25)
10.136	Warrant to purchase 500,000 shares of common stock of the Company issued to Klass Partners. (25)
10.137	Warrant to purchase 300,000 shares of common stock of the Company issued to Mathers Associates. (25)
10.138	Warrant to purchase 75,000 shares of common stock of the Company issued to Jon Paul Hannesson. (25)

Exhibit No.	Description
10.139	Warrant to purchase 75,000 shares of common stock of the Company issued to Krista S. Hannesson. (25)
10.140	Warrant to purchase 50,000 shares of common stock of the Company issued to Stephen A. Weiss. (25)
10.141	Warrant to purchase 444,444 shares of common stock of the Company issued to Klass Partners. (25)
10.142	Warrant to purchase 333,334 shares of common stock of the Company issued to Mathers Associates. (25)
10.143	Warrant to purchase 83,332 shares of common stock of the Company issued to Jon Paul Hannesson. (25)
10.144	Warrant to purchase 83,332 shares of common stock of the Company issued to Krista S. Hannesson. (25)
10.145	Warrant to purchase 55,556 shares of common stock of the Company issued to Stephen A. Weiss. (25)
10.146	Series E Convertible Preferred automatic conversion date extension dated March 10, 2004, between the Company and The Shaar Fund, Ltd. (25)
10.147	Series F Convertible Preferred automatic conversion date extension dated April 9, 2004, between the Company and The Shaar Fund, Ltd. (25)
10.148	Dividend Forgiveness letter dated April 9, 2004, between the Company and The Shaar Fund, Ltd. (25)
10.149	Promissory Note dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.150	Amended and Restated Security Agreement dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.151	Patent Collateral Assignment dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.152	Amended and Restated Guaranty and Suretyship Agreement dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.153	Exchange Agreement dated April 12, 2005, between the Company and The Shaar Fund, Ltd. (26)
10.154	Warrant to purchase 4,000,000 shares of common stock of the Company issued to Dr. Marion Danna. (27)
10.155	Securities Purchase Agreement dated April 27, 2005, between Commodore Applied Technologies, Inc., and Dr. Marion Danna. (27)
10.156	Registration Rights Agreement dated April 27, 2005, between Commodore Applied Technologies, Inc., and Dr. Marion Danna. (27)
10.157	Amended Promissory Note effective October 1, 2005, between the Company and The Shaar Fund, Ltd. (27)
10.158	Amended Exchange Agreement effective October 1, 2005, between the Company and The Shaar Fund, Ltd. (27)
10.159	Purchase Agreement with American Aquatics, dated xx, 2007
14.01	Code of Ethics of Commodore Applied Technologies, Inc. (26)
16.1	Letter regarding change in certifying accountant. (12)
16.2	Letter regarding change in certifying accountant. (17)
*22.1	Subsidiaries of the Company.
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Debt Repayment Agreement, dated September 28, 1998, between the Company and Environmental. (15)
99.2	Registration Rights Agreement, dated September 28, 1998, between the Company and Environmental. (15)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2009

COMMODORE APPLIED TECHNOLOGIES, INC.

By:/s/ Shelby T. Brewer

Dr. Shelby T. Brewer

Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2009

COMMODORE APPLIED TECHNOLOGIES, INC.

By:/s/ Ted R. Sharp

Ted R. Sharp

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shelby T. Brewer Dr. Shelby T. Brewer	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 15, 2009
/s/ Ted R. Sharp Ted R. Sharp	Chief Financial Officer (principal financial officer)	April 15, 2009
/s/ Bentley J. Blum Bentley J. Blum	Director	April 15, 2009
/s/ O. Mack Jones O. Mack Jones	Director	April 15, 2009
/s/ Michael P. Kalleres VADM Michael P. Kalleres	Director	April 15, 2009
/s/ Thomas J. Colatosti Thomas J. Colatosti	Director	April 15, 2009
/s/ Ray K. Robinson Dr. Ray K. Robinson	Director	April 15, 2009