Form 10-Q
period 2009-03-31
COMMODORE APPLIED TECHNOLOGIES INC
filed 2009-05-20
CIK 1013556

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-11871

COMMODORE APPLIED TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in its Charter)

DELAWARE	11-3312952
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

507 KNIGHT STREET, STE. B
RICHLAND, WA	99352
(Address of Principal Executive Offices)	(Zip Code)

(509) 943-2565

(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    No

Indicate by check mark whether the Registrant is    a large accelerated filer,   an accelerated file,   a non-accelerated filer, or     a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at May 18, 2009:      8,288,217

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Consolidated Balance Sheets, March 31, 2009 and December 31, 2008

3

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008

4

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008

5

Notes to Financial Statements

6

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 4:  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 4:  Submission of Matters to a Vote of Security Holders

14

Item 5:  Other Information

14

Item 6:  Exhibits

14

Signatures

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands except shares)
	(unaudited)
	March 31,	December 31,
ASSETS	2009	2008

Current assets:
Cash	$ 81	$ 212
Accounts receivable, net	676	227
Prepaid assets	42	60
Total current assets	799	499

Property and equipment, net	102	116

Total assets	$ 901	$ 615

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 880	$ 807
Accrued interest	3,913	3,586
Deferred wages	2,301	2,264
Preferred dividends payable	1,718	1,611
Other accrued liabilities	467	354
Long-term debt, current	9,880	9,576
Total current liabilities	19,159	18,198

Long-term debt, net of current portion	1	3

Total liabilities	19,160	18,201

Commitments and contingencies, note 4

Stockholders' deficit:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized

Convertible preferred stock, Series H & J, par value $.001 per share aggregate liquidation value of $7,413 and $7,306 at March 31, 2009 and
December 31, 2008, respectively, 3% non-cumulative dividends for Series H,
10% cumulative dividends for Series J, 1,550,000 shares authorized 1,188,302
shares issued and outstanding as of March 31, 2009 and December 31, 2008	1	1

Common stock, par value $.001 per share, 300,000,000 shares
authorized, 8,288,217 shares issued and outstanding at
March 31, 2009 and December 31, 2008	8	8
Additional paid-in capital	68,409	68,479
Accumulated deficit	(86,414)	(85,811)
Treasury stock, 171,875 shares, at cost	(263)	(263)
Total stockholders' deficit	(18,259)	(17,586)

Total liabilities and stockholders' deficit	$ 901	$ 615

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands except per share data)
(unaudited)
	Three Months Ended
	March 31,
	2009	2008
		Restated (See Note 5)
Revenue:
Service	$ 808	$ 628
Product	-	187
Total sales	808	815

Costs and expenses:
Cost of revenue
Service	712	640
Product	-	149
General and administrative	369	342
Total costs and expenses	1,081	1,131

Loss from operations	(273)	(316)

Interest expense	(328)	(274)
Net loss	(601)	(590)

Dividends accrued to preferred stockholders	(107)	(104)

Net loss applicable to common stockholders	$ (708)	$ (694)

Net loss per share - basic and diluted	$ (0.09)	$ (0.08)

Weighted average shares outstanding - basic and diluted	8,288	8,288

The accompanying notes are an integral part of these consolidated financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:		Restated (See Note 5)
Net loss	($601)	($590)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	14	21
Stock-based compensation	37	-
Changes in assets and liabilities:
Accounts receivable, net	(449)	138
Prepaid assets	18	2
Inventory	-	(14)
Accounts payable	73	(92)
Accrued interest	327	273
Deferred wages	37	47
Other accrued liabilities	112	(273)
Net cash used - operating activities	(432)	(488)

Cash flows from financing activities:
Borrowings on debt	329	464
Payments on long-term debt	(28)	(3)
Net cash provided - financing activities	301	461

Net change in cash	(131)	(27)

Cash at beginning of period	212	200
Cash at end of period	$ 81	$ 173

Non-cash investing and financing activities
Accrued dividends on preferred stock	$ 107	$ 104

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals and adjustments considered necessary for fair presentation) have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

Income taxes

The Company estimates that the effect tax rate for year end December 31, 2009 will zero percent.

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

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of this statement did not have a material effect on the Company’s financial statements.

On January 1, 2009, the Company adopted SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  The adoption of this statement did not have a material effect on the Company’s financial statements.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.

The Company, continued:

Adopted Accounting Pronouncements, continued:

On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in SFAS 159.  The adoption of FAS 157-2 did not have a material effect on the Company.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which we adopted January 1, 2008, expands disclosure requirements to include the information for each major category of assets and liabilities that are measured at fair value on a recurring basis.

Our financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities and debt.  Recorded values of our financial instruments approximate their current fair values at March 31, 2009, and are valued using level 1 inputs.

New Accounting Pronouncements

In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2009, FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued to provide additional guidance for estimating fair value in accordance with SFAS.157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in prior quarters have been reclassified to conform to the current quarter presentation. These reclassifications have no effect on net loss, total assets or stockholders’ deficit as previously reported.

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

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2.

Net Loss Per Share, continued:

	March 31,	March 31,
For periods ended	2009	2008

Stock options and warrants	5,117,213	5,890,762
Convertible debt and interest accrued thereon	453,735,976	203,383,780
Convertible preferred stock and accrued dividends	228,563,705	105,519,390
Total dilution	687,416,894	314,793,932

Conversion of the convertible debt, preferred stock and associated interest and dividends is subject to provisions that limit the total of these conversions to less than 5% beneficial ownership by the holder.  Maximum possible dilution would have been 5,822,762 and 6,637,024 for the periods ended March 31, 2009 and 2008, respectively. For the periods ended March 31, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

3. Stock-Based Compensation

On March 31, 2009, the Company issued 5,117,213 stock options to certain Directors, officers and employees under the newly adopted 2009 Stock Option Plan (“the plan”). The options granted vest in three equal installments on the date of grant and on the first and second anniversary of the grant date, are exercisable at a price of $0.02 per share and have a term of seven years

The Company recognized $37 thousand in compensation expense related to share-based payments under SFAS 123R for the period ended March 31, 2009, classified with general and administration expense.  Unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2009 Plan was $63 thousand as of March 31, 2009.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for smaller reporting companies, traded on micro-cap stock exchanges.  The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

Risk-free interest rate	1.49%
Expected dividend yield	0
Expected term	2 years
Expected volatility	317.5%

A summary of stock options outstanding as of March 31, 2009 and changes during the period then ended is presented below:

	# of Options	Weighted Average Exercise Price
Beginning balance, December 31, 2008	-	$ 0.00
Options granted	5,117,213	$ 0.02
Ending balance, March 31, 2009	5,117,213	$ 0.02

Range of Exercise Prices	# of Options Outstanding	Weighted Ave. Remaining Life	Weighted Average Exercise Price	# of Shares Exercisable
$ 0.00 - $ 0.02	5,117,213	7 years	$ 0.02	1,705,738

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.

Commitment and Contingencies

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Applied will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements, Applied incurred losses and negative cash flows from operating activities for the quarters ended March 31, 2009 and 2008.  For the three months ended March 31, 2009, the company incurred negative cash flows from operations of $432 thousand. Applied also has a working capital deficit of approximately $18.4 million and an accumulated deficit of approximately $86.4 million at March 31, 2009 and several of the Company’s notes payable are in default.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Applied currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

5.

Restatement - Correction of an Error

The accompanying financial statements for March 31, 2008 have been restated to correct an error in the balance of accrued interest payable and interest expense. Subsequent to the close of 2008, the Company discovered that both the Company and its principal financier, the Shaar Fund Ltd. (“Shaar”) had been inappropriately using the simple interest method of calculating interest on a note payable, when the note document requires monthly compounding of interest.

As a result of the restatement of the unaudited March 31, 2008 consolidated financial statements, in the Consolidated Statement of Operations, accrued interest, interest expense, net loss and accumulated deficit each increased by $55 thousand for the three months ended March 31, 2008. The impact on earnings per share was nil. In the Consolidated Statement of Cash Flows for the three months ended March 31, 2008, the change in accrued interest in operating cash flows and net loss were understated by $55 thousand. This correction did not change the Consolidated Balance Sheets for any periods presented.

6.

Related party transactions

At March 31, 2009 Applied had an accrued payable in the amount of $7,500 to one of its Directors, Mr. Tom Colatosti for consulting services provided to the Company. The Company recognized $23 thousand in consulting expense paid to Mr. Colatosti for the period ended March 31, 2009. Mr. Colatosti will continue to provide direction and consulting services to the company but, at his request, effective June 1, 2009 and thereafter Mr. Colatosti will not accept any current or deferred compensation for his services until the company is profitable.

The Company disclosed in its 10-K filing for the year ended December 31, 2008, a note payable to Bentley Blum, referred to as a ‘former member of the board of directors’.  Mr. Blum has been, and is, a current member of the board, and the designation as ‘former’ in that earlier filing was inadvertent and unintentional. All other information in that disclosure was accurate.

7.

Segment Information

Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Applied has identified two reportable segments as follows:

1.

Advanced Sciences, which primarily provides various engineering, legal, sampling and public relations services to government agencies on a cost plus basis.  A single customer accounts for more than 10% of all Advanced Sciences revenues.

2.

Solution, which, through Advanced Sciences, has equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia. No activity existed in Solutions as of and for the three months ended March 31, 2009.

Commodore Applied Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7.

Segment Information, continued:

Common overhead costs are allocated between segments based on a record of time spent by executives.  Applied evaluates segment performance based on the segment's net income (loss).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Summarized financial information concerning Applied's reportable segments is shown in the following table:

Commodore Applied Technologies, Inc. and Subsidaries
Segment Disclosure
For the three months ended March 31, 2009 and 2008
(Amounts in Thousands)
(unaudited)
	2009			2008
	CASI	Corporate & Other	Total	CASI	Corporate & Other	Total

Revenues
Services	$ 808	$ -	$ 808	$ 628	$ -	$ 628
Product	-	-	-	187	-	187
Total Revenue	808	-	808	815	-	815

Cost of revenues
Services	704	8	712	640	-	640
Products	-	-	-	149	-	149
General and administrative	44	325	369	131	211	342

Total costs and expenses	748	333	1,081	920	211	1,131

Loss from operations	60	(333)	(273)	(105)	(211)	(316)

Interest expense	(1)	(327)	(328)	-	(274)	(274)

Net (loss) income	$ 59	$ (660)	$ (601)	$ (105)	$ (485)	$ (590)

Total assets	$ 887	$ 14	$ 901	$ 706	$ 134	$ 840

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

The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The Company’s current monthly operating expenses exceed cash revenues by approximately $48 thousand. Currently, the Company is addressing this cash shortfall through loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company. If this lender decided to discontinue advances, the Company would not be able to meet its current obligations. The loan payable to the Shaar Fund, Ltd at March 31, 2009 totaled $9.3 million. The fund managers have been very patient in granting extensions to due dates of principal and interest so that the Company has not been in a default position on this loan. The Company does not expect that patience to continue through future months or years unless Company performance improves as demonstrated by revenue growth, profit improvement and cash generation from company operations. In addition, the Company owes approximately $564 thousand in loans that are currently due or are payable on demand.  The Company has been in default on these loans for all of 2009 and 2008 and the lenders have made demand for payment. The Company does not currently have the ability to pay these loans absent additional financing.

The reports of our independent registered public accounting firm on our fiscal 2008 and 2007 consolidated financial statements contain a “going concern” qualification in which they express substantial doubt about our ability to continue in business.   The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

RESULTS OF OPERATIONS

Quarter ended March 31, 2009 compared to Quarter ended March 31, 2008

Service revenues for the three months ended March 31, 2009 increased 28.7% to $808 thousand compared to $628 thousand for the three months ended March 31, 2008. Service revenues for the most recent quarter were primarily from environmental remediation and scientific services performed for the United States government under two contracts similar to those in place in 2008. The increase in revenues is the result of a revision to the Environmental Data Acquisition and Management contract (“EDAM”), in October 2008, by Bechtel Jacobs Company LLC of Oak Ridge, TN (“BJC”) at higher rates and increased activity in the first quarter of 2009. Service revenues benefited from an increase in services fees of approximately 8.0% on the EDAM contract and the completion of more task orders in the first quarter of 2009 compared to 2008, respectively.

Cost of service revenues for the three months ended March 31, 2009 increased 11.3% to $712 thousand compared to $640 thousand for the three months ended March 31, 2008. The increase in cost of revenues is attributable to increased sampling activities. Revenues and associated expenses in relation to the EDAM contract are expected to increase for calendar year 2009 when compared to 2008 as a result of the increased backlog and sampling activities.

General and administrative expenses for the three months ended March 31, 2009 increased 7.9% to $369 thousand compared to $342 thousand for the three months ended March 31, 2008. General and administrative costs include executive salaries and other corporate operating costs of the Company which are fixed in nature.  The increase in general and administrative costs is due to an increase in labor costs associated with increased sampling activities.

Total cost and expenses for the three months ended March 31, 2009 decreased 4.4% to $1.0 million from $1.1 million the three months ended March 31, 2008. The net loss from operations for the three months ended March 31, 2009 decreased 13.6% to $273 thousand compared to $316 thousand for the three months ended March 31, 2008.

Interest expense increased to $328 thousand for the three months ended March 31, 2009 from $274 thousand for the three months ended March 31, 2008, an increase of 19.7%. This is the result of an increase in interest bearing debt, which includes $9.3 million in borrowings under the terms of the New Shaar Note.

For the three months ended March 31, 2009, the Company incurred a net loss of $708 thousand compared to a net loss of $694 thousand for the three months ended March 31, 2008, an increase of 2.0%. To attain profitability, the Company will be required to obtain significant new contracts, reduce expense levels or accomplish a combination of both.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The Company's current monthly operating expenses exceed cash revenues by approximately $48 thousand at March 31, 2009.  Currently, the Company is addressing this cash shortfall though loans from The Shaar Fund, Ltd., but The Shaar Fund, Ltd. is under no obligation to continue to make such advances to the Company.  If this lender decided to discontinue advances, the Company would not be able to meet its current obligations.  In addition, the Company owes $564 thousand in loans that are currently due or are payable on demand. These loans are unsecured and in default as of March 31, 2009.

The Company experienced an increase in total assets for the three months ended March 31, 2009. The increase is attributable to an increase in accounts receivable, due to increased revenue contribution by Advanced Sciences from the EDAM contract in Oak Ridge, TN resulting from the renewal of that contract and at higher rates than in the first quarter of 2008.

The report of the Company’s independent registered public accounting firms on its fiscal 2008 and 2007 consolidated financial statements contains a “going concern” qualification in which they express substantial doubt about the Company’s ability to continue in business.  The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.

As shown in the Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008, the Company incurred losses of $601 thousand and $590 thousand, respectively. The Company has also experienced net cash outflows from operating activities of $432 thousand for the three months ended March 31, 2009 compared to net cash outflows from operating activities of $488 thousand for the three months ended March 31, 2008.

The Company had net cash inflows from financing activities of $301 thousand for the three months ended March 31, 2009 compared to $461 thousand for the three months ended March 31, 2008.  Cash inflows from borrowings of $329 thousand during the period ended March 31, 2009 were reduced by $28 thousand of payments on long-term debt and notes payable.  For the three months ended March 31, 2008, cash inflows from long-term debt and notes payable of $464 thousand were reduced by $3 thousand of payments on long term debt and other obligations.

At March 31, 2009 and December 31, 2008, the Company had stockholders’ deficit of $18.3 million and $17.6 million, respectively.  The Company’s net increase in stockholders’ deficit from December 31, 2008 to March 31, 2009 is due to the losses incurred for the first quarter of 2009.  At March 31, 2009 and December 31, 2008 the

Company had working capital deficit of $18.4 million and $17.7 million, respectively.  The increase in the working capital deficit is due to an increase in accounts payable, accrued interest on long term borrowings, preferred dividends payable, current portion of long term debt and deferred wages.

The Company has significant interest, dividend and principal payments due within the 12 months following the quarter ended March 31, 2009, most of which is due to the Shaar Fund, either as interest or dividend payments.  To date, the Shaar Fund has been willing to extend the due dates of the payments on these instruments.  Should the Shaar Fund change its position or call the interest, dividend and principal payments, the Company would be in default on these obligations and subject to possible collection or enforcement actions. The Shaar fund continues to grant the Company extensions and waivers of quarterly payment of interest and dividends such that the Note and its associated interest and dividends on the preferred stock held by Shaar are not in default. All other terms and conditions of the Shaar Convertible Secured Note remain the same and in full force and effect. The Shaar note is secured by all of the assets of the Company.

During the quarter ended March 31, 2009, the Company deferred an additional $37 thousand of compensation, representing a portion of the total compensation for certain of its executive officers.  At March 31, 2009, the Company had deferred a total of $2.3 million of compensation for three officers.

The Company has placed multiple quotes to perform services under contract with several U.S. Department of Energy installations.  To achieve long-term stability, profitability and positive cash flows from operations, the Company will need to land significant additional contract revenues in the months following in 2009.

Stockholder Deficit

The current principal balance of the New Shaar Note is $9.3 million as of March 31, 2009 and remains unpaid as of May 20th, 2009. Both the Note and associated accrued and unpaid interest are convertible into shares of the Company’s common stock, subject to 5% maximum ownership limitations by the holder of the convertible note.

Cumulative unpaid dividends on all series of preferred stock as of March 31, 2009 are $1.7 million.  Both the dividend payable and the preferred stock are convertible into shares of the Company’s common stock, subject to 5% maximum ownership limitations by the holder of the preferred shares.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the President and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our President and Chief Financial Officer have also determined that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s President and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 31.1

Certification of Dr. Shelby T. Brewer, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Ted R. Sharp, Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of Dr. Shelby T. Brewer, Chief Executive Officer, pursuant to 18 U.S.C. 1350.

Exhibit 32.2

Certification of Ted R. Sharp, Chief Financial Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2009

COMMODORE APPLIED TECHNOLOGIES, INC.

By /s/  Dr. Shelby T. Brewer

Dr. Shelby T. Brewer, Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2009

COMMODORE APPLIED TECHNOLOGIES, INC.

By    /s/ Ted R.. Sharp

Ted R. Sharp, Chief Financial Officer

15